Form 10KSB
period 2005-06-30
OGDEN GOLF CO CORP
filed 2005-10-05
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-105075

OGDEN GOLF CO. CORPORATION
(Name of Small Business Issuer as specified in its charter)

Utah	87-0652870
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification No.)

1781 Washington Blvd., Ogden, UT 84401
(Address of principal executive offices)

Issuer’s telephone no., including area code: (801) 627-4442

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

The Issuer’s revenues for the fiscal year ended June 30, 2005 were $59,453.00.

As of September 30, 2005, there were 1,773,500 shares of the Issuer’s common stock issued and outstanding of which 888,500 were held by non-affiliates. As of September 30, 2005, there was no active market for the Issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Ogden Golf Co. Corporation (“Ogden Golf”, “us”, or “we”) is a retailer of brand-named golf clubs, bags, apparel, and accessories merchandise in its Ogden, Utah retail location. In addition, we offer custom golf club-making, fitting, repair, and tune-up services to our customers throughout Northern Utah. Our retail business is seasonal, with the heaviest sales during March, April and May, when outdoor spring activities commence, and in November and December because of holiday gift purchases.

We registered shares of our capital stock with the Securities and Exchange Commission (“SEC”) on Form SB-2. The registration statement was declared effective by the SEC on April 14, 2005. As a result of such registration statement, we are required to file certain reports with the SEC under Section 15(d) of the Securities Exchange Act of 1934, as amended. Our offering was closed in July 2005. All 400,000 shares offered by Ogden Golf in the public offering were sold at $.50 per share.

We have been undercapitalized since our inception and have relied upon friends and relatives to fund our operating losses, primarily through purchases of our stock and debt in private transactions. Our plan is to increase our advertising and marketing efforts in Ogden and in surrounding areas. We anticipate that we will continue to operate at a loss for the foreseeable future. Our current plans include direct mailing, newspaper advertising and the development of a website through which we can potentially increase our customer bases both in Ogden and in surrounding areas in northern Utah, southern Idaho and southwestern Wyoming.

The Golf Industry in the United States

Market Size and Growth Characteristics. Based on a study by the National Sporting Goods Association®, or NSGA, retail sales of new golf equipment grew from $2.5 billion to $3.9 billion, or at a compound annual rate of 4.6%, from 1991 to 2001. However, retail sales of new golf equipment and accessories declined from approximately $3.9 billion in 2001 to $3.3 billion in 2002 and were estimated to remain at approximately $3.3 billion in 2003. The number of golf rounds played also declined in 2002.  The popularity of golf, as well as golf equipment sales, has been, and is expected to be, influenced by the following factors:

Favorable Demographic Trends. The aging of the huge baby boomer population segment will continue to have a positive impact on golf equipment spending. Research by the National Golf Foundation®, or NGF®, shows that golfers 45 and older represent 39% of the golfer population yet account for 47% of golf-related spending.

Growth in Golf Course Facilities. Whereas there was significant growth in the early 1990s in new course development, new courses are opening at a decreasing rate as the market adjusts to participation levels. According to the Golf 20/20 Industry Report, the rate of new course openings in the years 2000 to 2002 went from 3.2% to 2.3% to 1.5% in 2002, resulting in a total of approximately 15,800 regulation golf courses (at least nine regulation holes) in the United States at the end of 2002. Most of this growth has been attributable to new public or daily fee courses, which now represent over 70% of all golf course facilities, significantly improving access to the game. The growth of alternative facilities including driving ranges, par 3 courses, and other golf learning centers has also improved access to the game.

Industry Initiatives. Over the past few years, there have been numerous initiatives supported by the PGA of America, LPGA, USGA®, World Golf Foundation, and others to increase golf participation. These include programs such as "The First Tee," designed to introduce golf to juniors, "First Lesson Free," offering discounted or free introductory lessons to beginning golfers, "Link Up 2 Golf," and over 70 "Nike Golf Learning Centers," designed to attract, develop, and retain golfers.

 Increased Visibility. Visibility of golf and golf equipment has been enhanced by increased media coverage of PGA events, greater exposure on television, including The Golf Channel®, an increased number of tour and special events and outings, and the emergence of superstars such as Tiger Woods and Annika Sorenstam. In addition, advertising and promotions by equipment manufacturers have increased, and high-profile, sporting-goods manufacturers, such as Nike, have entered the golf equipment market.

 Significant Technological Advances in Golf Equipment.    Over the past ten years, there have been significant technological advances in club head and shaft construction, design, and materials. The continuous introduction of this improved technology, together with advertising and promotions by equipment manufacturers emphasizing the importance of equipment to one's game, has encouraged golfers to change equipment frequently.

The National Golf Foundation reports substantial information related to the business of golf each year and provides interested persons with answers to several frequently asked questions about the game and business of golf in the United States. Certain statistical information regarding the number of golfers and the growth of golf in the U.S. from 1986 through 1999 and how much those golfers spend on golf are provided below:

•	There are approximately 26.2 million golfers age 18 and over in the U.S.

•	Approximately 6.3 million are avid golfers; i.e., they play 15 or more rounds per year.

•
More than 45% of all U.S. golfers (11.9 million) are between the ages of 18 and 39. Seniors (age 50 and over) comprise another 33% or 8.6 million. The rest of the golfer population falls into the forty-something and Junior (age 12-17) categories at 21% and 8%, respectively.

•	Today’s typical golfer is male, just over 40 years old, has a household income of $71,558 and plays 22 rounds per year.

•	Female golfers make up 22% (5.76 million) of the U.S. golfer population, up from 4.6 million in 1986.

•	Women spend about $6 billion on golf merchandise and playing fees.

•	The average woman golfer is 42 years old, has an average household income of $70,541, and play 18 rounds per year.

•	Since 1986 the number of golfers has increased 34%, from 19.9 million to 26.7 million.

•	Since 1986, the number of women playing golf has risen 11%, from 4.6 million to 5.1 million.

•	Since 1986, the number of junior golfers has increased 43% to 2.1 million.

•	The number of golf courses in the U.S. has increased 28% since 1986, from 13,353 to 17,108 courses.

•	About 30% of the courses built over the past five years have been additions to existing facilities.

•	The rate of new golf course construction has increased significantly over the past 15 years, from an average of about 150 a year to more than 400 a year.

•	Since 1986, overall golfer spending in the U.S. on fees and equipment has grown from $7.8 to $22.2 billion.

•	Golfers spent $24.3 billion in 2002 on equipment and fees.

•	They spent $19.7 billion on green fees and dues in 2002, and $4.7 billion on golf club purchases.

•	Avid golfers (25+ rounds annually) make up the smallest player segment (23%), but accounted for 53% of all golf-related spending in 1999.

Retail Channels of Distribution. The retail channel for new golf clubs is highly competitive and fragmented. According to the NGF, the primary channel is the specialty golf store, accounting for 44% of the retail market, followed by golf course pro-shops (28%), full-line sporting goods stores (11%), mass merchants (7%), catalogs (5%), the internet (4%), and other (1%).   While specialty golf retailers have by far the largest market share, this channel is highly fragmented, with the top ten golf retail chains accounting for an estimated 25% of the total number of retail outlets in the U.S. Most of these chains are regional, many are franchised, and all are privately held. The national Golf Foundation website is at www.ngf.org/faq.

The foregoing factors have been key to the golf industry’s growth over the past several years. Individual participant interest in golf and the money spent enjoying the game have helped fuel an industry that accounts for over $22.2 billion in sales annually. The golf industry’s past growth had fostered many new businesses to support that growth. Notwithstanding growth in the golf industry since 1986, during the last two years, the golf industry’s revenues have not increased significantly. On March 20, 2003, the National Golf Foundation reported that the total rounds of golf played dropped 3% in 2002 as compared to 2001. It was further reported that during the same period there was a lack of growth in the number of golfers. Merchandise sales at golf facilities (courses) decreased from $2.19 billion in 2001 to $2.17 billion in 2002.

Merchandise and Services

Through our retail store located in Ogden, Utah, we offer brand-named golf merchandise (i.e. Taylor Made, Ping, Footjoy, Nike, Datrek, Titleist, Maxfli, Spalding), including:

•	Golf club sets and individual drivers, woods, irons, wedges and putters.

•	Golf equipment and accessories, including bags, pull carts, towels, umbrellas, gloves, golf balls and tees.

•	Golf apparel, including shirts, sweaters, pullovers, wind and rain gear, shoes, hats and visors.

In addition, we offer custom golf club-making, fitting, repair, and tune-up services. In connection with these services, we sell individual club components, including club heads, shafts, and grips. We offer reshafting, head changes and repairs for broken shafts and damaged club heads. Because we believe that custom fitted clubs allow golfers to shoot lower scores, we take club-making and fitting very seriously. We believe that we can enhance our business by focusing our business on the custom club-making and fitting aspects because we have greater control over the cost of our custom products and services than we have over other brand-named products we might offer our customers.

We purchase a variety of components to custom build clubs or repair clubs. We build custom clubs with dynamics that work within a golfer’s swing and we do not expect golfers to try to change swings to match the clubs. We assemble our custom clubs to meet existing swing dynamics. In doing so, we utilize two different methods to fit golfers with custom clubs: dynamic and static.

1. Dynamic fitting is conducted in person by first evaluating a golfer’s swingspeed, loading, and lie measurements, while the golfer is hitting his or her current clubs, our test clubs, and other demo clubs as we provide analytical observation. Our goal is to build an individual club or set of clubs that a golfer can use within current swing dynamics, in conjunction with an overall evaluation of the golfer’s current golf game, equipment, and goals.

2. Static fitting is generally our first step in club fitting. Physical measurements and estimated club yardages vary between all golfers. Sometimes players of the same height may require different club lengths and lie angles. Lie angle is the angle between the sole of the club and the golfers hands and is generally measured in terms of standard angle, flat angle or upright angle. Players with longer arms have shorter wrist to floor measurements, which generally results in a flatter lie angle for the custom built club. Players with shorter arms have a longer wrist to floor measurement which generally results in a more upright lie angle for the custom built club. Static fitting also relies on an evaluation of the golfer’s current golf game, equipment, and goals; however, we do not perform an individual analysis of swing dynamics. Benefits of our custom club-making services can include:

•	A golfer receives clubs built to his or her specifications at reasonable prices.

•	A golfer receives clubs with matching flex, torque, kick points, and swing weighting*.

•	A golfer receives 100% lifetime guarantee of workmanship.

•	A golfer receives consultation and analysis of his or her game, clubs, grip and swing.

•	A golfer can achieve lower scoring with clubs built specifically for his swing style and speed.

*Flex refers to the ability of a golf shaft to bend as forces are applied to it during the swing. Those forces are generated by the type of swing that a golfer has - fast or slow, smooth or jerky. There are five basic ratings for shaft flex: Extra Stiff, Stiff, Regular, Senior, and Ladies flex. Having a flex that doesn't match the needs of your swing will result in the clubface being misaligned at impact, causing your shots to go off target. Shaft flex impacts, either directly or indirectly, the accuracy, trajectory, and distance of a golfer’s shot.

*Torque is a measure of how much a force acting on an object causes that object to rotate. The object rotates about an axis, which we will call the pivot point. The shaft is the object that is rotating within the club head (The pivot point).

*Kick Points- When a golf shaft is flexed, there is one point along its length that becomes the most bent. It's the place where the radius of curvature is the shortest. This is called the "kick point" and it is not the same for all shafts. The taper of a shaft and its internal construction determine where the kick point will be. The significance of the kick point is how it affects trajectory. The kick point acts as a hinge. If the kick point is low on a club, the head will hinge around a shorter radius and the head will pivot skyward faster during impact, resulting in a ball that will take a higher initial trajectory than if the kick point was located further up the shaft.

*Swing Weighting- Whereas a club's total weight refers to how much it weighs when placed on a scale, a club's swing weight refers to how light or heavy if feels to swing. Swing weight is determined by the ratio of weight concentrated in both ends of the club. The clubhead end is always heavier than the grip end. Swing weight is identified using a letter combined with a number, e.g. C-3 and D-1; the higher each one is, the heavier the swing weight. For example, a club measuring C-5 has a heavier swing weight than C-4; and a club measuring D-1 is heavier than a C-5. Drivers are usually balanced around D-2 for men while wedges are usually heavier, around a D-5. Drivers for women are usually around a C-5 swing weight.

Marketing Strategy and Principal Market

Our principal marketing strategy for our merchandise and services is three fold:

1. Continue to offer our customers brand-named equipment, apparel and accessories.

2. Emphasize our custom club-making, fitting, and repair services to our current customer base with a focus on workmanship and quick turnaround.

3. Expand our customer base outside of Northern Utah through radio and print media and by offering information regarding our products and services via an internet website. We intend to attempt to expand our customer base into Davis County and Salt Lake in the state of Utah, as well as into southern Idaho and southwest Wyoming.

We do not currently intend to open additional retail outlets.

Geographical Expansion

We are located in Ogden, Utah, which is approximately 45 miles from Salt Lake City. Ogden is the largest city in Utah north of Salt Lake City. Ogden is approximately 30 miles from Logan, Utah, 60 miles from the Idaho-Utah state line and 40 miles from the Wyoming-Utah state line. Additionally, Ogden is approximately 20 miles south of Brigham City, Utah. Each of these communities and areas are comprised of towns smaller than Ogden but in many of these communities there are 9 or 18 hole golf courses. In general, there is a lack of specialty retail golf shops in these areas. We do not believe that there are any national discount golf stores in these areas.

We believe that with increased advertising in each of these areas, we will be able to expand our customer base into each of these areas. We intend through traditional advertising as well as through developing an internet presence, golfers in these area can be attracted as customers. We do not believe there are any national discount retail golf stores in these areas. Typically, golf pro shops located at golf courses do not offer an extensive product line. We believe that our product line, prices and technical repair services will be an attract alternative for customers living in these areas. Therefore, we believe that by increasing awareness of our business within these areas, it can result in increased customer base and increased revenues. Prior to this offering, we have not had adequate capital to expand our advertising and marketing efforts into these areas.

Because of the recent opening of a competing retail store within six miles from our store we are unable to determine if our previous plans of geographical expansion will be viable.

Web Site Development

We have recently commenced efforts to develop a website.  Through our website, we hope to expand our market presence. We will attempt to develop a website that will be user friendly and easy to navigate. Through our website, we will advertise golf-related products.

We have not conducted any market studies regarding a potential website and do not know for certain that a website that will increase our business presence in our market or our revenues. After our website is operational, we plan to focus next on expanding the scope of our Internet presence. We hope to achieve such expansion by registering with major search engines with the goal of placing our website at the top of search results. This typically requires pre-funding with certain search engines. We may not have adequate financial resources to conduct such registration. We also intend to expand the popularity of our website by improving its features. Specifically, we hope to continually expand our product offerings as well as the services we provide. We believe that we can increase the number of visitors to our proposed website by providing products desired by customers and insightful, interesting information and services.

The intent of the web site will be to quickly and efficiently showcase available merchandise and service, and provide telephone contact information to potential purchasers. Should our efforts succeed, our web site may be expanded and developed into an e-commerce site that will eventually enable our customers to purchase merchandise. However, the costs associated with the development of an e-commerce web site are substantial, and we do not intend to expand the website to accommodate actual purchases through the website until sales revenues are established and substantial additional funds are raised.

Advertising and Marketing.

We intend to promote the products we sell and services we provide with advertising, posters, direct mail, and special offer flyers to our customers. We intend to attempt to advertise the products and services in local newspapers and other publications and other websites that are already known to golfing consumers. We hope to promote our website as a convenient way for golfers to research and purchase golfing equipment and accessories.

Purchasing of Merchandise and Inventory

Our merchandise is obtained from numerous manufacturers and suppliers, based on purchase orders for specific products and quantities. We purchase either directly from manufacturers, through buying groups or from manufacturer representatives. We do not have any long-term supply agreements although certain suppliers require minimum purchase commitments. In addition, we do not believe that we are dependent on any one supplier and that there are alternate sources available.

In connection with our retail sale of merchandise, certain manufacturers of brand-named products do prohibit us from advertising their products at a discounted price. There is no assurance that these brand-named manufacturers will supply us with merchandise as needed. We believe it is important to our business to continue to offer brand-named products to our customers. Our experience with suppliers is that golf clubs, other equipment and components are readily available on the time table in which we request delivery from manufacturers, manufacturer representatives and other suppliers. From time-to-time a new “hot” product hits the market and our orders are put on back order. This does not happen often and has not created significant difficulties for us.

Competition

In May 2005, Uinta Golf, a Utah based retail golf store, opened a store in Riverdale, Utah, approximately six miles from our store. Uinta Golf has stores in Salt Lake City and Sandy, Utah. Since the opening of Uinta’s Riverdale store, our revenues have decreased significantly. We are unable to determine if we will be able to maintain our current customers or compete in the golf industry in our location.

We also compete with general sporting goods stores, golf course pro shops, and discount department stores such as Wal-Mart, K-Mart. The department stores and sporting goods stores which sell clubs do not offer custom club fitting, club repair, club making or other services that we offer.

Principal competitive factors faced by us in the sale of merchandise generally are price, quality, personal service, merchandise selection, convenience, and customer loyalty. There can be no assurance that we will ever be able to effectively compete in our market.

Domain Name

We have reserved the internet domain name “golfers-green.com.” We have not created a logo or any trademarks, but intend to do so as part of the graphics associated with our proposed web site.

Regulation and Environmental Compliance

Other than state and local business license requirements, we are not aware of any need for government approval for the sale of our merchandise or services, nor of any environmental laws relating to its proposed products and services.

Employees

As of September 30, 2005, we had one full-time employee who is Paul Larsen, a director of the Company and the President of Ogden Discount golf, and one part-time employee. We anticipate that we will be able to hire additional full-time or part-time employees if our business operations increase.

ITEM 2. PROPERTIES

We own the building in which our retail store is located. The building is located at 1781 Washington Boulevard, Ogden, Utah and consists of approximately 2,595 square feet. The building secures a loan to Barnes Bank in the amount of $139,539. We are required to make monthly payments of $1,608 on the loan amount. A balloon payment of approximately $90,000 is due on December 20, 2005. We intend to refinance the outstanding balance of this loan.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders for a vote during the last quarter of the year ended June 30, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

There is no active market for our common stock. Subject to compliance with applicable listing standards, we plan to attempt to qualify for listing on the OTC Bulletin Board.

Shares Issued in Unregistered Transactions

During the calendar year ended June 30, 2005 we issued no shares of our common stock in unregistered transactions. Following the completion our public offering in July 2005, we issued shares of our common stock to certain creditors as payment for certain outstanding debt. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued were as follows:

	Number	Date of	Price per
Shareholder	of Shares	Issuance	Share *
Twelve 0 Eight	17,000	8/24/05	$ .30
Jack Avery	3,000	8/24/05	$ .30
Suzanne B. Ferguson	17,000	8/24/05	$ .30
LuAnn Adams	2,000	8/24/05	$ .30
John A. Contreas	11,000	8/24/05	$ .30
Ron R. Hill	4,000	8/24/05	$ .30
Andrew A. Johns	10,000	8/24/05	$ .30
Norma Larsen	10,000	8/24/05	$ .30

	Number	Date of	Price per
Shareholder	of Shares	Issuance	Share *
Rod H. Larsen	34,000	8/24/05	$ .30
Danny Rich	10,000	8/24/05	$ .30
Kirk A. Seaman	11,000	8/24/05	$ .30
Richard & Beth Lundin
Living Trust 1998	6,000	8/24/05	$ .30

Total	135,000		$40,500.00

*These shares were issued and paid for with the conversion of debt.

Rule 463 Disclosure

On April 14, 2005, our registration statement on Form SB-2 was declared effective by the SEC. Such registration statement covered 400,000 shares of $.001 par value common stock offered by Ogden Golf and 2,188,500 shares registered for selling shareholders. All 400,000 shares that we offered were sold at $.50 per share. The offering was a best efforts underwriting sold by ACAP Financial, Inc. as underwriter. The offering was closed on August 10, 2005. To date, the offering proceeds have been used as follows:

Gross Proceeds		$200,000

Offering Expenses
Underwriter Commissions	$22,000
Other Underwriter Expenses	$0
Professional Fees	$28,572
Printing	$224
Filing Fees	$37
Transfer Agent Fees	$921

Total Offering Costs		$51,754
Total Net Proceeds		$148,246

Use of Net Offering Proceeds
Repayment of Loans to Affiliates	$60,556
Repayment of Loans to Non-affiliates	$28,558
Repayment of Corporate Bankcard	$19,875
Professional Fees	$8,200
Purchase Inventory	$14,050
Advertising	$427

Total Use of Proceeds		$131,666
Balance of Proceeds		$16,580

Holders

As of September 30, 2005, there were 1,773,500 shares of common stock outstanding and approximately 72 stockholders of record. As of September 30, 2005, there were 95,000 shares of our Series A Preferred Stock owned by three preferred stockholders. Two of our preferred stock holders are also common stock holders. Accordingly, we have a total of 73 shareholders of record.

Dividends

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Limitation on Directors’ Liability, Charter Provisions and Other Matters

Utah law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors’ fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations authorized by Utah law, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Utah law enables corporations to limit available relief to equitable remedies such as injunction or rescission. Our Articles of Incorporation limits the liability of our directors to us or to our stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Utah law.

The inclusion of this provision in our Articles of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited the Company and its stockholders.

Our Bylaws provide indemnification to our officers and directors and certain other persons with respect to certain matters. Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to our directors and officers, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable.

Transfer Agent and Registrar

Our transfer agent is Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, UT 84115; telephone (801) 484-7222.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Ogden Golf operates a single retail golf equipment and golf services business. Ogden Golf intends to expand its operations with the proceeds of this offering as is described in the Business Section of this prospectus. Ogden Golf’s revenues are primarily derived from the sale of golf clubs, balls, shoes and other golf related equipment and products. We sell name brand clubs as well as generic type of golf clubs. Revenue is also generated from constructing golf clubs on a custom basis, from club repairs and from other golf related equipment services. Our expenses are primarily related to cost of goods sold, salaries, utilities and the repayment of the real estate loan for our facilities.

Although the golf industry has seen significant and rapid growth in the last 15 years, during the last three years, equipment sales, on an industry basis have declined, the number of golf rounds played has declined and the number of new courses under construction nationally has slowed compared to previous years.

Local golf retail outlets face growing competition from national chains and from internet sales. Our store is located in Ogden, UT. There are no national chain golf stores in the Ogden area and we are aware of only one other non-golf course retail outlet in the Ogden area.

It appears that internet sales of golf products continue to increase. Our business plan includes the development of a presence on the World Wide Web. The exact nature of such presence is dependent upon the net proceeds we realize from this offering.

We also intend, with the offering proceeds to increase our advertising and marketing efforts in small communities near Ogden, UT that are no currently served by retail golf stores.

A Wal-Mart store has opened within several miles of our store and it has resulted in a reduction of our revenues during the last six months. We are unable to predict what future effect the opening of such store will have on our operations. In general, we believe the serious golfer looking for name brand products will continue to shop at golf retail stores and on line golf companies.

In May 2005, Uinta Golf, a Utah based retail golf store, opened a store in Riverdale, Utah, approximately six miles from our store. Uinta Golf has stores in Salt Lake City and Sandy, Utah. Since the opening of Uinta’s Riverdale store, our revenues have decreased significantly. We are unable to determine if we will be able to maintain our current customers or compete in the golf industry in our location.

We have struggled financially since our inception in 2000 and have relied upon equity and debt investments from friends and family of management to fund our negative cash flow. We believe that the offering proceeds will allow us to increase our overall marketing efforts and allow us to explore internet related marketing efforts, which could result in increased revenues.

As stated in the Risk Factors section of this prospectus, an investment in Ogden Golf is a high risk investment and should not be made by anyone who cannot afford the complete loss of his or her investment.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this prospectus. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the risk factors section of this prospectus and elsewhere in this prospectus.

Results and Comparison for Fiscal Years

Fiscal year ended June 30, 2005 resulted in a net loss of $84,538 compared to a net loss of $66,270 for the fiscal year ended June 30, 2004. The Basic and Diluted Loss per Share for fiscal year 2005 was $.07, compared to a per-share loss of $.05 for fiscal year 2004. This increase in the loss per share of $.02 primarily results from (1) a decrease in revenues; (2) an increase in general and administrative expenses; and (3) an increase in interest expense. Details of changes in revenues and expenses can be found below.

Revenues

For the fiscal year ended June 30, 2005, we had total revenues of $59,453 down $19,860 or approximately 25% from revenues of $79,313 for fiscal year 2004. Our revenues decreased as a result of the increase in large discount retailers like Wal-Mart, Costco, Sam's Club, the entrance of Uinta Golf in our geographical market and online activity from golf equipment web sites. We have decreasing revenues for each quarter during the last fiscal year. Unless we are able to raise additional capital revenues will likely continue to decrease. If we are unable to raise additional capital and increase our revenues, we may be required to discontinue our operations. Our business is seasonal and with April, May and June and the Christmas season being the periods in which our revenues are typically the greatest. We believe that we will be able to increase our advertising, develop a website and increase our inventory for the autumn season and for the 2005 Christmas season. We anticipate that an increase in our advertising expenditures will result in increased revenues. However, there can be no assurance that our revenues will increase on a meaningful basis even if we allocate greater resources to advertising. The recent opening of Uinta Golf’s Riverdale Utah store has had a significant adverse impact on our revenues. We are unable to determine whether we will be able to maintain our current customer base.

Cost of Goods Sold. As a result of our lower sales in fiscal 2005 compared to fiscal 2004, our cost of goods sold decreased to $43,877 from $55,415. This was a decrease of $11,538 or approximately 21%.

Operating Expenses. Our operating expenses in 2005 increased to $82,526 from $78,160 in 2004, an increase of $4,366, or 6%. The increase in general and administrative expenses is a result of an increase in professional fees.

Interest Expense. We borrowed the funds necessary to purchase the building in which our retail store is located. Interest expense consists of interest accrued on the mortgage. We also incurred interest on the other short term debt. Interest was $17,620 for the year ended June 30, 2005 compared to $13,258 for the year ended June 30, 2004. Short term debt was incurred during the registration period of our recent public offering. Subsequent to June 30, 2005 we repaid approximately $134,341 in debt with cash and shares of our common stock.

Liquidity and Capital Resources

We are currently unable to finance our operations from operating activities and historically have relied on private placements of common stock and preferred stock to fund our operations. Subsequent to our year end on June 30, 2005 we completed our public offering with gross offering proceeds of $200,000 and net offering proceeds of approximately $148,246.

Since our inception, we have financed our operations through the sale of common stock ($159,970, net proceeds) and issuance of Series A Preferred Stock ($18,000 net cash proceeds). During 2003 and 2004 through June 30, 2005, we have received loans from our officers and shareholders to fund our operating costs. The loans were made in various amounts as needed. These loans bore interest at the rate of 10% per annum, were unsecured and were due on demand. These loans have been repaid with cash payments and with the issuance of shares of our common stock. A summary of the loans is as follows:

Lender	Date of Loan	Loan Amount

Roycemore Corporation	7/15/03	$5,000
Roycemore Corporation	8/02/03	$2,500
Roycemore Corporation	8/15/03	$10,000
Roycemore Corporation	12/05/03	$1,250
Roycemore Corporation	12/09/03	$1,250
Mark Scharmann	1/24/04	$1,000
Mark Scharmann	2/07/04	$3,000
Curtis Kaminska	2/11/04	$2,500
Roycemore Corporation	5/06/04	$1,500
Paul Larsen	6/30/04	$3,500
Paul Larsen	8/14/04	$5,000
Roycemore Corporation	8/17/04	$5,000
Paul Larsen	10/08/04	$5,000
Roycemore Corporation	11/03/04	$2,000
Curtis Kaminska	11/12/04	$2,000
Hyacinth Resources	11/22/04	$1,500

Lender	Date of Loan	Loan Amount

Roycemore Corporation	5/06/05	$5,000
Various Non-Management Shareholders (4)	various dates	$59,800

Total Principal		$116,800

(1) Officers and Directors of the Company
(2) An affiliate of our president Mark Scharmann
(3) An affiliate of our Director Douglas P. Morris
(4) Eighteen non-management shareholders

During the year ended June 30, 2005, we repaid $3,000 of these loans and interest accrued thereon. As of July 15, 2005 the total principal and interest due on these loans was $125,573. Subsequent to June 30, 2005, we paid $89,114 toward these loans in cash and $35,400 with the issuance of shares. The current balance remaining on these loans is $1,000 in principal and accrued interest of approximately $80 as of September 30, 2005.

At June 30, 2005 we had total assets of $142,186 of which $5,085 was cash. At June 30, 2004 we had total assets of $150,127 of which $11,876 was cash. At December 31, 2004, we had total assets of $138,481, of which $5,744 was cash. Since November of 2002, we have raised $38,925 in cash from the sale of our equity securities in private transactions and since June of 2002 and we have obtained loans from stockholders of which $113,800, plus accrued interest of $11,276 was outstanding as of June 30, 2005. As of September 30, 2005 we had $1,000 plus accrued interest in loans from shareholders.

Our total liabilities at June 30, 2005 were $318,976 including $94,665 for our mortgage to Barnes Banks. Interest accrues on the mortgage at the rate of 11.25% per annum. We make monthly payments of $1,608 and the entire amount of the mortgage is due in a balloon payment in September 2005. At June 30, 2005, we had notes payable of $113,800 to shareholders. At June 30, 2004, our total liabilities were $242,379. At June 30, 2004, our mortgage was $105,218.

Our stockholders’ equity at June 30, 2005 was a negative $176,790 compared to stockholders’ equity at June 30, 2004 of a negative $92,252.

Cash provided by financing activities was approximately $48,392 for the fiscal year ended June 30, 2005, and $48,072 for the fiscal year ended June 30, 2004. In 2005 and 2004, the cash provided by financing activities resulted primarily from loans from shareholders. These financing activities were loans from shareholders. These loans are unsecured, due on demand and bear interest at the rate of 10% per annum.

We have sustained losses of $84,538 and $66,270 for the years ended June 30, 2005 and June 30, 2004, respectively. In addition, operating activities have used cash of $54,964 and $45,515 for the years ended June 30, 2005, and 2004, respectively.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing, and ultimately to attain profitable operations. Management plans include obtaining additional equity financing and our management believes that profitability and cash flows from our operations will improve and will provide the necessary capital to fund operations due to the continued success of existing products and the introduction of new products. There is no assurance, however, that these efforts will result in profitable operations or in our Company’s ability to meet obligations when due.

Our working capital requirements and other capital requirements for the foreseeable future will be primarily funded through the issuance of equity securities until we are able to meet our working capital needs with positive cash flows provided from operations; after this point, we will likely increase expenditures so as to accelerate our revenue and profitability growth. We believe that proceeds from subsequent issuance of equity securities will enable us to establish profitable operations and positive cash flows from operations. However, there is no assurance that profitable operations or positive cash flows from our operations will ever be realized.

Although we have recently completed a public offering and received gross offering proceeds of $200,000 and converted $40,500 in loans and other debt into shares of our common stock, we continue to operate at a loss and be undercapitalized. We need to raise additional capital in order to continue with our operations. There can be no assurance that we will be able to raise sufficient capital necessary to allow us to continue with our operations on our current scale. If additional funds are raised through the issuance of equity securities, the percentage of our shares owned by existing stockholders will be reduced, stockholders may experience additional dilution.

Recently Issued Accounting Standards

We believe that recently issued financial standards will not have a significant impact on our results of operations, financial position, or cash flows. See footnotes to the attached financial statements.

Inflation

We do not expect the impact of inflation on operations to be significant.

Interest Rate Risk

We currently have notes payable that accrue interest at a fixed rate. We anticipate that a substantial amount of our future debt and the associated interest expense will be subject to changes in the level of interest rates. Increases in interest rates would result in incremental increases in interest expense.

Forward Outlook and Risks

This Form 10-KSB contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,”“will,”“should,”“may,”“expects,”“expected,”“anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Ogden Golf are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

Our recurring operating losses, working capital deficit and negative cash flow from operations cause substantial doubt about our ability to continue our business.

We have incurred significant operating losses since our inception. At June 30, 2005, our accumulated deficit was $372,606. There can be no assurance that we will ever operate at a profit. We expect to continue experiencing losses through at least the end of the year 2006. Because we expect to continue to incur significant sales and marketing and administrative expenses, we will need to generate significant revenues to become profitable and sustain profitability on a quarterly or annual basis. We may not achieve or sustain our revenue or profit goals. To the extent that increases in operating expenses are not matched by increased revenue, our business, operating results and financial condition will be harmed. Our auditor=s report dated August 15, 2005 on our financial statements for the year ended June 30, 2005 included a going concern qualification which stated that there was substantial doubt as to our ability to continue as a going concern. Although we raised additional capital from debt transactions, we continue to be undercapitalized because of our continued losses from operations.

The recent opening of a competitor’s store has adversely affected our sales.

In May 2005, Uinta Golf opened a retail store in Riverdale, Utah, approximately six miles from our store. We believe this new competition has adversely affected our revenues and will likely continue to do so. If we are not able to compete with Uinta Golf, we may not be able to continue with our current operations.

We will likely need additional financing in order to fully implement our business plan, the failure to obtain additional financing will require us to terminate our operations.

To date, we have had insufficient revenues to satisfy our ongoing expenses of operation and we have funded our operations, primarily by the sale of our securities in private transactions. Due to our history of losses, we cannot assure you that we will ever be profitable. If we do not become profitable or obtain additional financing, we will be unable to continue our current operations. We cannot assure you we will have adequate capital to implement our business plan and to maintain our current level of operation. We currently have no commitments or understandings with any third parties to obtain any additional financing. We cannot assure you that we will be able to obtain any additional financing in the amounts or at the times we may require the financing, or if we do obtain any financing that it would be on acceptable terms. Our failure to obtain sufficient additional financing could result in the termination of our operations, which could result in a total loss of your investment.

If the popularity of golf decreases, our revenues will likely decrease and our ability to grow will be impaired, which likely resulting in continued loses and give rise to the potential termination of our operations.

We generate substantially all of our revenues from the sale of golf-related equipment and accessories. If the demand for golf equipment decreases, our revenues will likely decrease and we may never operate profitably. The demand for our golf products is directly related to the popularity of golf, the number of golf participants and the number of rounds of golf being played by these participants. If golf participation decreases, sales of our products would likely decrease. If products sales decrease, our revenues will decrease, and it can be expected that our operating losses will increase.

The popularity of golf organizations, such as the Professional Golfers Association, also affects the sales of our golf equipment and golf-related apparel. We depend on the exposure of our brands to increase brand recognition and reinforce the desirability of our products. Any significant reduction in television coverage of PGA or other golf tournaments, or any other significant decreases in either attendance at golf tournaments or viewership of golf tournaments, will reduce the visibility of our products which could result in lower sales.

We do not believe there has been any material increase in golf participation or the number of golf rounds played during the last three years. We believe that since 1997, the overall worldwide premium golf club market has experienced little growth in dollar volume from year to year. We cannot assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline, in the future. A decline in the golf industry will likely result in a further decrease in our revenues.

A reduction in discretionary consumer spending could reduce sales of our products which would result in continued losses and potentially the termination of our operations.

Our products are recreational in nature and are, therefore, discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation, and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, or periods of actual or perceived unfavorable economic conditions. Any significant decline in these general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending could lead to reduced sales of our products. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which our retail business operates. The general slowdown in the United States economy and the uncertain economic outlook has adversely affected consumer spending habits, which has adversely affected our net revenues. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

We have limited revenues and cannot predict when and if revenues will increase. If revenues do not increase, we may not be able to continue our operations.

For the year ended June 30, 2002, we had total revenues of $108,095 and a loss of $63,043. For the year ended June 30, 2003 we had total revenues of $86,672 and a loss of $80,213. For the year ended June 30, 2004, we had total revenues of $79,313 and a loss of $66,270. For the year ended June 30, 2005 we had total revenues of $59,453 and a loss of $84,538. Despite efforts we may take to increase sales at our retail store and to develop a website to market our products, there can be no assurance that our revenues will significantly increase or that we will operate at a profit. If we cannot commence profitable operations we may ultimately have to terminate operations which could result in a total loss to you.

We do not know if our internet website will be effective in marketing our merchandise and services. If the website is not effective in helping us to increase our revenues, we may not be able to continue our operations.

We are proposing to develop an internet website which will be able to showcase our golf merchandise and golf club repair services; however, potential customers will not be able to make purchases via the website due to cost constraints, at least initially. Actual purchases will have to be made via telephone or e-mail ordering. Other companies with substantially greater financial resources, experience, and technical and marketing personnel may offer similar products through fully developed e-commerce websites. We believe that we can achieve and maintain a competitive advantage by providing good prices and personalized services, but may still be at a disadvantage in making the internet marketing of our products competitive. If we are unable to develop an effective website, or if our website does not significantly increase revenues, we will likely continue to operate at a loss, which could result in a total loss of your investment. See “Description of Business.”

Our business is highly seasonal and if we do not accurately predict our sales and expenses during our peak seasons and they are lower than we expect, we would suffer even greater losses which could result in a termination of our operations.

Our business is highly seasonal. Our sales during our fourth fiscal quarter of each year, which includes the Father’s Day selling season, and the Christmas holiday selling season have historically contributed a disproportionate percentage of our net revenues and most of our net income for the entire year. We make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Father’s Day and Christmas holiday selling seasons. We incur significant additional expenses leading up to and during our fourth fiscal quarter and the month of December in anticipation of higher sales in those periods, including acquiring additional inventory, preparing and mailing our catalogs, advertising, creating in-store promotions and hiring additional employees. If our sales during our peak seasons are lower than we expect for any reason, we may not be able to adjust our expenses in a timely fashion.

Our daily operations are managed by Paul Larsen, our only full-time employee. The loss of his services could result in a void in dealing with suppliers, customers and others while a new manager is trained. Such an event could result in reduced resources and greater operating losses.

Our future success depends, in large part, on the continued service of Paul Larsen. We do not maintain key-person insurance on Mr. Larsen or on any of our officers or managers. Any loss or interruption of the services of Mr. Larsen could significantly reduce our ability to effectively manage our operations and implement our growth strategy because we cannot assure you that we would be able to find appropriate replacements for our key executives and managers should the need arise. Paul Larsen is the only member of our management team that is employed by the Company on a full-time basis.

If we do not increase public awareness of our retail store, we will likely continue to operate at a loss which could result in the termination of our operations.

We are a small, one store operation. We need to increase our name recognition in our market area. We need to increase our customer base. Our marketing and advertising efforts are likely to be expensive and may fail. If we fail to develop sufficient name recognition and attract new customers we will not be successful and may be required to terminate our operations.

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements

HAROLD Y. SPECTOR, CPA	SPECTOR & WONG, LLP	80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA	Certified Public Accountants	SUITE 723
	(888) 584-5577	PASADENA, CA 91101
FAX (626) 584-6447

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders
of Ogden Golf Co. Corporation

We have audited the accompanying balance sheets of Ogden Golf Co. Corporation (a Utah corporation), as of June 30, 2005 and 2004, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Ogden Golf Co. Corporation as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Spector and Wong, LLP
Pasadena, California
August 15, 2005

OGDEN GOLF CO. CORPORATION

BALANCE SHEETS

As of June 30,	2005	2004
ASSETS
Current Assets
Cash	$5,085	$11,876
Inventories	27,583	26,027
Prepaid Insurance	546	933
Loan to Officer	10,837	10,350
Total Current Assets	44,051	49,187

Property and Equipment, Net of Accumulated Depreciation
of $13,684 and $11,025, respectively	94,135	96,575

Other Assets
Loan Cost, Net of Accumulated Amortization
of $2,198 and 1,832, respectively	-	366
Investments	4,000	4,000
Total Other Assets	4,000	4,366

TOTAL ASSETS	$142,186	$150,127

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$32,509	$16,670
Accrued Expenses	40,585	28,208
Unearned Income	1,080	1,090
Credit Bankcard	36,337	35,193
Notes Payable, Stockholders	113,800	56,000
Current Portion of Long-term Debt	94,665	13,451
Total Current Liabilities	318,976	150,612

Long-term Debt	-	91,767

Stockholders' Deficit
Series A Preferred Stock, $0.20 stated value, authorized 100,000 shares;
issued and outstanding 95,000 shares	19,000	19,000
Common Stock, no par value, authorized 100,000,000 shares; issued and
outstanding 1,238,500	171,970	171,970
Paid-in Capital	4,846	4,846
Accumulated Deficit	(372,606)	(288,068)
Total Stockholders Deficit	(176,790)	(92,252)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$142,186	$150,127

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2005	2004

Sales	$59,453	$79,313

Cost of Sales	43,877	55,415

Gross Profit	15,576	23,897

Selling, General and Administrative Expenses	82,526	78,160

Operating Loss	(66,950)	(54,262)

Other Income (Expenes):
Interest Income	132	1,350
Interest Expenses	(17,620)	(13,258)
Total Other Expenses	(17,488)	(11,908)

Net Loss Before Taxes	(84,438)	(66,170)

Provision for Income Taxes	100	100

Net Loss	$(84,538)	$(66,270)

Basic and Diluted Net Loss Per Share	$(0.07)	$(0.05)

Weighted Average Number of Common Shares	1,233,500	1,233,500

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2003	95,000	$19,000	1,238,500	$171,970	$-	$(221,798)	$(30,828)
Net loss for the year						(66,270)	(66,270.00)

Balance at June 30, 2004	95,000	19,000	1,238,500	171,970	4,846	(288,068)	(92,252.00)
Net loss for the year						(84,538)	(84,538.00)

Balance at June 30, 2005	95,000	$19,000	1,238,500	$171,970	$4,846	$(372,606)	$(176,790)

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION

STATEMENTS OF CASH FLOWS

For the years ended June 30,	2005	2004

Cash Flow from Operating Activities:
Net Loss	$(84,538)	$(66,270)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and Amortization	3,025	3,062
Forgiven Officer Compensation	-	4,846
(Increase) Decrease in:
Inventories	(1,557)	2,224
Prepaids	387	(471)
Interest receivable on officer's loan	(487)	-
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	28,216	10,269
Unearned Income	(10)	825
Net Cash Used in Operating Activities	(54,964)	(45,515)

Cash Flow from Investing Activities
Addition to Fixed Assets	(219)	-
Net Cash Used in Investing Activities	(219)	-

Cash Flow from Financing Activities:
Additions to Credit Bankcard	1,144	11,190
Repayments of Long-term Debt	(10,552)	(11,248)
Net Cash Received from Stockholders' Loan	57,800	48,130
Net Cash Flow Provided by Financing Activities	48,392	48,072

Net Increase (Decrease) Increase in Cash	(6,791)	2,557

Cash Balance at Beginning of Year	11,876	9,319

Cash Balance at End of Year	$5,085	$11,876

Supplemental Disclosures of Cash Flow Information
Interest Paid	$6,966	$6,408

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements

NOTE 1 - NATURE OF BUSINESS

Ogden Golf Co. Corporation (“the Company”) was incorporated in Utah on May 10, 2000. The Company is engaged in the marketing and sales of golf equipment and supplies to customers generally located in the state of Utah.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition. Revenue is recognized at the point of sales or as goods are delivered to and accepted by customers and are billable, provided that no significant obligations remain and collectibility is reasonably assured. Recognition of revenue from sale of gift certificates is deferred until the certificates are redeemed for merchandise or expire one year from date of purchase.

Cash and Cash Equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments. The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Inventories. Inventories are valued at the lower of cost or market (first-in, first-out) or net realizable value.

Property and Equipment. Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years. Depreciation expense for years ended June 30, 2005 and 2004 was $2,659 and $2,623, respectively.

Amortization of Loan Cost. Loan cost is stated at cost and are amortized using the straight-line method over the life of the loan, which is 5 years. Amortization expense for years ended June 30, 2005 and 2004 was $366, fully amortized, and $440, respectively.

Investment. The Company owns twelve collectible sets of golf clubs that were purchased at a cost of $4,000. The company has no intention to sell any of the collectible sets in the near future. The Company recorded this purchase as an investment.

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements
Continued

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes. Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount that will more likely than not be realized.

Advertising Costs. All costs associated with advertising and promoting the Company’s goods and services are expensed as incurred. Advertising expense for the years ended June 30, 2005 and 2004 was $1,276 and $446, respectively.

Income (Loss) Per Common Share. The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the conversion of preferred stock are anti-dilutive for the period presented. Equivalent common shares excluded from diluted net loss per share totalled 950,000 for both years ended June 30, 2005 and 2004.

New Accounting Standards. In December 2003, the Financial Accounting Standards Board (FASB) issued (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 amends SFAS No. 87, 88, and 106, “Employers’ Accounting for Pensions,”“Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and “Employers’ Accounting for Postretirement Benefits other than Pensions,” to require additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not have any pensions and other postretirement benefits. The Company does not anticipate that the adoption of SFAS No. 132 will have material impact on its balance sheet or statements of operations and cash flows.

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements
Continued

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued a revision to SFAS No. 123R, “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has not yet determined the impact to its financial statements from the adoption of this statement.

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements
Continued

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

NOTE 3- GOING CONCERN

The Company has incurred substantial losses, has accumulated deficit, and needs additional working capital. Those matters raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company is developing a plan to reduce operating expenses and obtain an infusion of capital through either public or private investment. The ability of the Company to continue as a going concern is dependent on management’s successful reduction of operating expenses and successful capital infusion. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2005 and 2004 is summarized as follows :

	June 30,	June 30,
	2005	2004
Building and improvements	$96,600	$96,600
Equipment	1,219	1,000
Land	10,000	10,000
	107,819	107,600
Less accumulated depreciation	(13,684)	(11,025)

Property and Equipment, net	$94,135	$96,575

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements
Continued

NOTE 5 - LOAN TO OFFICER

On March 30, 2004, the Board of Directors granted a bonus of $3,480 to the CEO, which was used to forgive partial of his loan owed to the Company. The remaining balance of the loan bears interest at 5% per annum commencing June 30, 2001 and is due on December 31, 2005. As of June 30, 2005 and 2004, the loan balance was $10,837 and $10,350, respectively, including an interest receivable of $1,880 and $1,350, respectively.

NOTE 6 - CREDIT BANKCARD

The Company had a business credit bankcard with a financial institution. The credit bankcard has a $38,000 credit limit and carries an interest rate 12.25% for purchases at June 30, 2005. The outstanding balance on this credit bankcard as of June 30, 2005 and 2004 was $36,337 and $35,193, respectively.

NOTE 7 - LONG-TERM DEBT

Long-term debt as of June 30, 2005 and 2004 consists of the following:

	June 30,	June 30,
	2005	2004
Note payable to a bank, due in monthly
installments of $1,608, including interest
at prime plus 1.75%, with a balloon
payment due in September 2005. Secured
by real property and equipment	$94,666	$105,218

Less: current portion	-	(13,451)

Long-term debt	$94,666	$91,767

The Company’s intention is to refinance the long term loan at a lower rate the end of the loan’s term.

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements
Continued

NOTE 8 - PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of no par value preferred stock. On December 19, 2002 the Company designated 100,000 shares of preferred stock as “Series A Preferred Stock.” Series A preferred stock has a stated value of twenty cents. As of June 30, 2005, the Company had 95,000 shares of Series A preferred stock issued and outstanding. The preferred stock is either to be redeemed by the Company at the stated value or convertible to common stock at a ratio of 10 shares of common stock to 1 share of preferred stock if either of two contingencies occur: 1) the Company shows a net profit for any period through June 30, 2005; or 2) the total stockholders’ equity balance of the Company increases more than $100,000 between June 30, 2002 and June 30, 2005. As of June 30, 2005, none of these contingencies occurred. The holders of Series A preferred stock shall have no voting rights prior to conversion of the Series A preferred stock into common stock. No dividends shall accrue or be payable on the Series A preferred stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitle to be paid in full an amount equal to twenty cents per share.

On June 6, 2005, the Board of Directors decided not to redeem the preferred stock and approved to extend the conversion date from June 30, 2005 to April 14, 2006.

NOTE 9 - INCOME TAX

Provisions for income tax consist of a state minimum tax of $100 for both years ended June 30, 2005 and 2004.

As of June 30, 2005, the Company has net operating loss carryforwards, approximately of $349,786 to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2025. The Company’s ability to utilize its net operating loss carryforward is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The net deferred tax assets consist of the following:

	June 30,	June 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$131,982	$106,437
Contribution carryover	764	686
Organizational costs disallowed	-	156
Less: valuation allowance	(132,746)	(107,279)
Total net deferred tax assets	$-	$-

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements
Continued

NOTE 10 - NET LOSS PER SHARE
	For years ended June 30,
	2005	2004
Numerator:
Net Loss	$(84,538)	$(66,270)

Denominator:
Weighted average common shares outstanding	1,233,500	1,233,500

Basic and diluted net loss per share	$(0.07)	$(0.05)

The following table sets forth the computation of basic and diluted net loss per share:

NOTE 11 - RELATED PARTIES TRANSACTIONS

During the fiscal year ended June 30, 2004, the officer elected to forgive the compensation in the amount of $4,846 due to shortage of funds. The forgiven compensation was included in paid-in capital.

The Company had notes payable to related parties in the amounts of $113,800 and $56,000 as of June 30, 2005 and 2004, respectively. The notes bear interest at 10% per annum, unsecured and due on demand.

NOTE 12 - SEGMENT INFORMATION

The Company is currently managed and operated as one business. The entire business is managed by a single management team that reports to the Company’s President. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and dose not have separately reportable segments as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

NOTE 13 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; and (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements
Continued

NOTE 13 - GUARANTEES (Continued)

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2005.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 14 - WHOLLY OWNED SUBSIDIARY

In January 2003 the Company formed Ogden Discount Golf, Inc. as a wholly-owned subsidiary. The Company intends to transfer its retail golf operations and related assets and liabilities to the subsidiary. At June 30, 2005, the subsidiary was inactive and none of the Company’s operations, assets or liabilities had been transferred to the subsidiary.

NOTE 15 - SUBSEQUENT EVENTS

In July 2005, the Company converted $3,300 of the related party notes payable into 11,000 shares of the Company’s common stock.

The Company also completed its initial public offering where it sold 400,000 shares of common stock for $0.50 per share, for the total of $200,000. The Company used the proceeds from the offering to pay off the related party notes payable and the related accrued interest.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended June 30, 2005, Spector & Wong identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiencies in our internal control related to revenue recognition, and the disclosure controls deficiencies related to equity transactions, purchase accounting, statements of cash flows, deferred revenue, short-term bank borrowings, related party convertible notes payable, and operating leases. The adjustment to revenue and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

There has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with our annual report for the year ended June 30, 2007, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report.

ITEM 8B. OTHER INFORMATION

We must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported, whether or not otherwise required by this Form 10-KSB. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-KSB.  No additional disclosure is required under this item.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The current directors and officers of Ogden Golf who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

Mark A. Scharmann	47	President/Director
Douglas P. Morris	50	Vice President Director
Robert R. Peterson	50	Secretary/Treasurer/Director
Paul Larsen	47	Director and President of Ogden Discount Golf
Curtis Kaminska	47	Director

Background information concerning the Company’s officers and directors is as follows:

Paul Larsen. Mr. Larsen has operated Ogden Golf since April 2000. He is the president and a director of our subsidiary, Ogden Discount Golf. From July 1982 to April 2000, Paul worked as a senior information technology technician at Alliant Techsystems (formerly Thiokol Corporation) in Promontory, Utah. According to its website, ATK is a $2.2 billion aerospace and defense company and is involved in propulsion, composite structures, munitions, precision capabilities, and civil and sporting ammunition. He attended Weber State University in Ogden, Utah with an emphasis in Physical Education and Information Technology Systems.

Douglas P. Morris. Mr. Morris was appointed as an officer and director of Ogden Golf Co. Corporation in November 2002. Since 1997, Mr. Morris has been an officer and director of Celtic Investment, Inc., a publicly traded financial services company. Celtic Investment owns Celtic Bank, an FDIC insured industrial loan company chartered under the laws of the State of Utah. Since 1990, Mr. Morris has also owned and operated H & M Capital Investments, Inc., (H & M). H & M is a privately held business consulting firm. H & M consults with privately held and publicly held corporations relating to management, merger and acquisitions, debt and equity financing, capital market access, and market support for publicly traded securities. There is no affiliation between H & M and Ogden Golf and we do not currently anticipate that we will have any affiliation with H&M in the future. Mr. Morris was an outside director of Millennium Electronics from 1997 to 1999. Millennium was involved in the computer memory and hardware business. Its operations were unsuccessful and in 1999, it terminated its operations and transferred its assets to a secured creditor. In June 2000, Mr. Morris was appointed an officer and director of Millennium. Millennium had no operations from 1999 to February 2004 and its business plan was to look for reverse merger type of acquisition. In February 2004, Millennium changed its name to Speaking Roses International, Inc. in connection with an asset acquisition and Mr. Morris resigned as an officer and director. Mr. Morris is a director of CCC Globalcom, a Houston based telecommunications company. Mr. Morris is the owner of Hyacinth Resources, Inc., a privately held company which holds investments purchased by Mr. Morris. There is no affiliation between Hyacinth Resources and Ogden Golf and we do not currently anticipate that we will have any affiliation in the future except for Hyacinth Resources’ ownership of shares of Ogden Golf. Mr. Morris has a BA from Brigham Young University and a Masters in Public Administration from the University of Southern California.

Mark Scharmann. Mr. Scharmann was a founder of Ogden Golf and was reappointed to the Board of Directors in November 2002. Mr. Scharmann has been a private investor and business consultant since 1981. Mr. Scharmann became involved in the consulting business following his compilation and editing in 1980 of a publication called Digest of Stocks Listed on the Intermountain Stock Exchange. In 1981 he compiled and edited an 800 page publication called the OTC Penny Stock Digest. Mr. Scharmann has not served as a business consultant for Ogden Golf, has not been compensated as a business consultant and we currently don’t anticipate that he will act as a business consultant for Ogden Golf in the future. From 1982 to 1996, he was the president of Royal Oak Resources Corporation. In 1996, Royal Oak Resources completed an acquisition and in connection therewith changed its name to Hitcom Corporation. Mr. Scharmann was the President of Norvex, Inc., a blank check company which completed an acquisition and in connection therewith, changed its name to Capital Title Group, Inc. Mr. Scharmann is a promoter of Nightingale, Inc., a publicly-held corporation blank check company. He is also an officer and director of Pacific Alliance Corporation, an inactive public company which was previously in the television programming delivery business. Ogden Golf has no affiliation with any of the companies referred to in this paragraph and we do not anticipate that we will be affiliated with any of these companies in the future. Mr. Scharmann graduated from Weber State University in 1997 with a Bachelors of Integrated Studies with emphasis in Business, Psychology and Health.

Curtis Kaminska. Mr. Kaminska has been a director of the Company since August 2002. He is also vice president and a director of our subsidiary, Ogden Discount Golf. Mr. Kaminska has been a pilot for Delta Airlines since 1987. He has over 20 years experience with Delta, the U.S. Air Force and the Utah National Guard. From 1999 to the present, he has owned and operated KEE, Inc., a business consulting company based in Ogden, Utah. There is no affiliation between Ogden Golf and Kee, Inc. and we do not anticipate there will be any affiliation in the future. He earned his BS Degree in Business with an emphasis in marketing from Utah State University, Logan, Utah in 1981, and an MBA degree from New Mexico Highlands University in 1986.

Robert R. Peterson. Mr. Peterson has been a director of the Company since August 2002. He is also secretary/treasurer and director of our subsidiary, Ogden Discount Golf.  Mr. Peterson has been controller of Fresenius Medical Care, Ogden, Utah, since 1998. From 1997-98, he was controller of Weider Nutrition International, Salt Lake City, Utah. From 1995-97, he was controller of Autoliv, Ogden Utah. From 1989-95, he was Manager of Budgets and Pricing for Autoliv. From 1979-89, he was Senior Financial Analyst for Morton Thiokol, Promontory, Utah. He earned an MBA from the University of Phoenix in Salt Lake City in 1989, and a BS degree in Marketing and Economics from Utah State University, Logan, Utah in 1977.

Other Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

No Board Committees

We do not have any committees established by our Board of Directors. Accordingly we have no audit committee, compensation committee, nominating committee or any other committee. We do not anticipate that we will be listed on a securities exchange or on NASDAQ. If we were ever to meet the qualifications for listing on a securities exchange or for quotation on NASDAQ, we would be required to have an audit committee and possibly other board committees. Except for Paul Larsen, none of directors are employees of the Company.

Code of Ethics

We have adopted a code of ethics that applies to all officers, directors and employees of the Company, a copy of which was filed as Exhibit 14 to this Form 10-KSB.

Communications with Board Members

We have not adopted a formal process by which stockholders may communicate with the Board of Directors.

Compliance with Section 16(a)

Not applicable

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year Ended 6/30	($) Salary	($) Bonus	Other Annual Compensation ($)	Restrict Stock Awards ($)	Option/SAR’s (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul	2005	$35,000	-0-	-0-	-0-	-0-	$-0-	$-0-
Larsen *	2004	$35,000	-0-	-0-	-0-	-0-	-0-	-0-
President	2003	$35,144	-0-	-0-	-0-	-0-	-0-	-0-

* Mr. Larsen is no longer the President of Ogden Golf, but is the President of our wholly owned subsidiary. In the year ended June 30, 2005, $15,750 of the salary was paid to Mr. Larsen and the balance was accrued.

Mark A. Scharmann, the current president of the Ogden Golf received no compensation from Ogden Golf since its formation.

Options Grants in Last Fiscal Year

There were no grants of stock options made during the fiscal year ended June 30, 2005.

Stock Options Held at End of Fiscal 2005

No stock options or stock appreciation rights were owned by our officers and directors at June 30, 2005, the end of our last fiscal year.

Compensation of Directors

We do not currently compensate our directors for director services to the Company or our subsidiary. We anticipate that more formal compensation arrangements with our directors will be finalized within the next fiscal year.

Employment Agreements

We have no written employment agreements with our management. Currently, we are paying Paul Larsen, a director of Ogden Golf and president and director of subsidiary, $35,000 per year.

Stock Option Plans and Other Incentive Compensation Plans

We have not adopted any option plans or other incentive compensation plans as of the date of this filing. We anticipate that our Board of Directors will, in the near future, adopt incentive compensation plans to provide rewards and incentives to our employees, directors and agents. We have not granted any options to any person as of the date of this filing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our Common Stock beneficially owned as of September 30, 2005 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

Name and Address of Beneficial Owner	Shares Owned

Paul Larsen	680,000	25.0%
Douglas P. Morris (2)	732,500	26.9%
Mark A. Scharmann (3)	332,500	12.2%
Robert R. Peterson	30,000	1.1%
Curtis Kaminska	10,000	0.4%

All officers and Directors as a group (5 persons) (5)	1,785,500	65.5%

Total Shares of Common Stock Issued	1,773,500	65.1%

Total Shares Issued (1)	2,723,500	100%

(1) Assumes all 95,000 shares of Series A Preferred Stock are converted into 950,000 shares of common stock.

(2) Includes 32,500 shares of common stock owned by Hyacinth Resources, Inc., an affiliate of Mr. Morris and 700,000 shares of common stock issuable to Hyacinth Resources, Inc. upon the conversion of 70,000 shares of Series A. preferred stock into common stock. Hyacinth Resources, Inc. is a Utah corporation owned by Mr. Morris and is used by Mr. Morris to make investments in various ventures. It has no operations except for the ownership of securities.

(3) Includes 80,000 shares of common stock owned by Scharmann and 200,000 shares of common stock issuable to Mr. Scharmann upon the conversion of 20,000 shares of Series A Preferred Stock into common stock and 52,500 shares owned of record by Roycemore Corporation and affiliate of Mr. Scharmann. Mr. Scharmann is a shareholder of Roycemore Corporation and his wife Rachel Scharmann is an officer of Roycemore Corporation. Apart from Mr. Scharmann’s involvement in both Ogden Golf and Roycemore Corporation, there is no affiliation between Ogden Golf and Roycemore Corporation.

Outstanding Options and Warrants

Except as disclosed in this paragraph, we had no outstanding warrants as of October 5, 2005. In connection with our public offering which closed in July 2005, we have agreed to sell to ACAP Financial, Inc., our underwriter, for a price of $100, Warrants (“Underwriter Warrants”) to purchase shares of our common stock (an amount equal to 10% of the total shares sold by ACAP pursuant to this offering). The Underwriter’s Warrants may not be exercised, sold, transferred, assigned or hypothecated until April 14, 2006, except that Warrants to be acquired by the Underwriter may be assigned or transferred to the officers of the Underwriter, to participating dealers that sell shares in the offering, or to such participating dealers’ officers. The Warrants will be exercisable for a period of four years commencing April 14, 2006. The purchase price of the shares underlying the Warrants will be $.83 per share during the exercise period. The warrants carry certain registration rights.

Equity Compensation Plan Information

We have no Equity Compensation Plans

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In connection with our formation, Paul Larsen, a director of Ogden Golf and president and director of subsidiary, purchased the assets of an existing retail golf shop from an unrelated third party through a combination of bank debt and personal funds. We acquired the assets totaling $188,517 and assumed liabilities totaling $142,047 in exchange for issuing Mr. Larsen 500,000 shares of our common stock.

In 2001, the Company loaned $12,480 to Paul Larsen, our then president and currently a director of Ogden Golf and president and director of subsidiary. Such loan was due September 30, 2004 but has been extended to December 31, 2005. No interest accrued on such loan prior to April 1, 2004 but interest accrues from and after April 1, 2004 at the rate of five percent per annum. The loan is unsecured. The current principal balance of this loan is $9,000.

Paul Larsen, a director of Ogden Golf and president and director of subsidiary, has personally guaranteed our loan from Barnes Bank.

Hyacinth Resources, Inc., an affiliate of Douglas P. Morris, a director of the Company, purchased 70,000 shares of our Series A Preferred Stock from us for $14,000. The 70,000 shares of Series A Preferred Stock are convertible into 700,000 shares of our common stock if certain conditions are met.

Mark A. Scharmann, an officer and director of the Company, purchased 20,000 shares of our Series A Preferred Stock from us for $4,000. The 20,000 shares of Series A Preferred Stock are convertible into 200,000 shares of our common stock if certain conditions are met.

Officers and stockholders of Ogden Golf have made loans to Ogden Golf. Each of these loans was payable on demand bore interest at 10% per annum and is unsecured. The following chart provides information about those loans made by officers directors and stockholders of Ogden Golf:

Lender	Date of Loan	Loan Amount

Roycemore Corporation	7/15/03	$5,000
Roycemore Corporation	8/02/03	$2,500
Roycemore Corporation	8/15/03	$10,000
Roycemore Corporation	12/05/03	$1,250
Roycemore Corporation	12/09/03	$1,250
Mark Scharmann	1/24/04	$1,000
Mark Scharmann	2/07/04	$3,000
Curtis Kaminska	2/11/04	$2,500
Roycemore Corporation	5/06/04	$1,500
Paul Larsen	6/30/04	$3,500
Paul Larsen	8/14/04	$5,000
Roycemore Corporation	8/17/04	$5,000
Paul Larsen	10/08/04	$5,000
Roycemore Corporation	11/03/04	$2,000
Curtis Kaminska	11/12/04	$2,000
Hyacinth Resources	11/22/04	$1,500
Roycemore Corporation	5/06/05	$5,060
Non-Management
Shareholders	various dates	$59,800

ITEM 13.  EXHIBITS

A. Exhibits

Exhibit Number	Exhibit

1.1	Underwriter Warrant Agreement *
3.1	Articles of Incorporation *
3.2	Amendment to Articles of Incorporation *
3.3	Bylaws *
10.1	Promissory Note - Barnes Bank *
10.2	Business Loan Agreement *
10.3	Security Agreement *
10.4	Promissory Note-Paul Larsen*
14.1	Code of Ethics
31.1	Certificate
31.2	Certificate
32.1	Certificate
32.2	Certificate

* Previously filed in connection with registration statement on Form SB-2

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

Spector & Wong has been reappointed to audit the consolidated financial statements of the Company for the year ending June 30, 2005 and to report the results of their audit to the Audit Committee of the Board of Directors.

Fees billed to the Company by Spector & Wong

		2005	2004
(1)	Audit Fees	$14,700	$12,700
(2)	Tax Fees	$750	$750
(3)	All Other Fees	$-	$-

(1)
Audit fees billed to the Company by Spector & Wong were for all professional services performed in connection with the audit of the Company's annual financial statements and review of those financial statements, reviews of our quarterly reports on Form 10-QSB. Audit fees during the year ended June 30, 2005 also included audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act regarding our internal controls over financial reporting.

(2)	Tax services generally include fees for services performed related to tax compliance, consulting services.

(3)	Spector & Wong did not bill the Company for other services during 2005 and 2004.

We have no separate audit committee and our entire Board of Directors acts as our audit committee. All audit and non-audit services and fees are pre-approved by our Board of Directors.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Spector & Wong is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our Audit Committee (Board of Directors); or

•
entered into pursuant to pre-approval policies and procedures established by the Board of Directors Committee, provided the policies and procedures are detailed as to the particular service, the Board of Directors is informed of each service, and such policies and procedures do not include delegation of the Board of Directors’ responsibilities to management.

Under the direction of Board of Director Chairman, Mark A. Scharmann, our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered. The Board of Directors has considered the nature and amount of fees billed by Spector & Wong and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Spector & Wong independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OGDEN GOLF CO. CORPORATION

Dated: October 4, 2005	By: /s/ Mark A. Scharmann
Mark A. Scharmann
President
Principal Executive Officer
Principal Accounting Officer

Dated: October 4, 2005	By: /s/ Robert R. Peterson
Robert R. Peterson
Secretary/Treasurer
Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Title	Signature

October 4, 2005	President and	/s/ Mark A. Scharmann
	Director	Mark A. Scharmann

October 4, 2005	Sec/Treas/and	/s/ Robert R. Peterson
	Director	Robert R. Peterson

October 4, 2005	Vice President	/s/ Douglas P. Morris
	Director	Douglas P. Morris

October 4, 2005	Director	/s/ Paul Larsen
Paul Larsen

October 4, 2005	Director	/s/ Curtis Kaminska
Curtis Kaminska