Form 10QSB
period 2005-09-30
OGDEN GOLF CO CORP
filed 2005-11-28
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-105075

OGDEN GOLF CO. CORPORATION
(Name of Small Business Issuer as specified in its charter)

Utah	87-0652870
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification No.)

1781 Washington Boulevard, Ogden, UT 84401
(Address of principal executive offices)

Registrant's telephone no., including area code: (801) 627-4442

N/A
Former name, former address, and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes☐ No ☒

Common Stock outstanding at November 28, 2005, 1,773,500 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
OGDEN GOLF CO. CORPORATION

For the Quarter ended September 30, 2005

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

OGDEN GOLF CO. CORPORATION
Unaudited Balance Sheet

As of September 30,	2005
ASSETS
Current Assets
Cash	$31,143
Inventories	25,250
Prepaid insurance	219
Total current assets	56,612

Property and Equipment, net of accumulated depreciation
of $14,344	93,475

Other Assets
Investments	4,000
Loan to stockholder	10,971
Total other assets	14,971

TOTAL ASSETS	$165,058

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$24,537
Accrued expenses	6,899
Unearned income	1,115
Credit Bankcard	17,592
Notes payable, stockholders	4,500
Current portion of long-term debt	91,829
Total current liabilities	146,472

Stockholders' Deficit
Series A Preferred stock, $0.20 stated value, authorized 100,000 shares;
issued and outstanding 95,000 shares	19,000
Common stock, no par value, authorized 100,000,000 shares; issued and
outstanding 1,773,500	392,561
Paid-in capital	4,846
Accumulated deficit	(397,821)
Total stockholders deficit	18,586

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$165,058

See accompanying notes to financial statements

OGDEN GOLF CO. CORPORATION
Unaudited Statements of Operations

For the three months ended September 30,	2005	2004
Sales	$15,440	$21,095

Cost of Sales	12,399	14,857

Gross Profit	3,041	6,238

Selling, general and administrative expenses	23,961	13,735

Operating loss	(20,920)	(7,497)

Other (expenses):
Interest expenses	(4,328)	(3,055)
Interest Earned	134	113

Total other income (expenses)	(4,194)	(2,942)

Net loss before taxes	(25,114)	(10,439)

Provision for income taxes	100	-

Net loss	$(25,214)	$(10,439)

Weighted average number of common shares	1,773,500	1,233,500

Basic and diluted net loss per share	$(0.01)	$(0.01)

See accompanying notes to financial statements

OGDEN GOLF CO. CORPORATION
Unaudited Statements of Cash Flows

For the three months ended September 30,	2005	2004
Cash Flow from Operating Activities:
Net Loss	$(25,214)	$(10,439)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and Amortization	660	779
(Increase) Decrease in:
Inventories	2,333	872
Prepaids	327	312
Interest receivable on officer's loan	(134)	(113)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(35,759)	(8,730)
Unearned Income	35	(130)
Net Cash Used in Operating Activities	(57,752)	(17,449)

Cash Flow from Investing Activities	-	-

Cash Flow from Financing Activities:
Payments to Credit Bankcard	(18,745)	429
Repayments of Long-term Debt	(2,836)	(3,212)
Cash Received from Stockholders' Loan	3,500	10,000
Repayments to Stockholders' Loan	(78,200)	-
Proceeds from sales of stock	180,091	-
Net Cash Flow Provided by Financing Activities	83,810	7,217

Net Increase (Decrease) in Cash	26,058	(10,232)

Cash Balance at Beginning of Period	5,085	11,876

Cash Balance at End of Period	$31,143	$1,644

Supplemental Disclosures of Cash Flow Information
Interest Paid	$12,901	$1,613

Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for:
Notes payable to stockholders and accrued interest	$35,400	$-
Accrued expenses	5,100	-
	$40,500	$-

See accompanying notes to financial statements

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Ogden Golf Co. Corporation (“the Company”) was incorporated in Utah on May 10, 2000. The Company is engaged in the marketing and sales of golf equipment and supplies to customers generally located in the state of Utah.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information The accompanying financial information at September 30, 2005 and for the three months ended September 30, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to its registration statement on Form SB-2. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statement on Form SB-2 for the year ended June 30, 2005.

The results for the three months ended September 30, 2005 may not be indicative of results for the year ending June 30, 2006 or any future periods.

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the conversion of preferred stock are anti-dilutive for the period presented. Equivalent common shares excluded from diluted net loss per share totalled 950,000 for the three months ended September 30, 2005 and 2004.

NOTE 3 - LIQUIDITY

At June 30, 2005, the Company reported an accumulated deficit of $372,606, incurred a net loss of $84,538 and used $54,964 of cash in operations during the year ended June 30, 2005. For the three month period ending September 30, 2005, the Company reported an accumulated deficit of $397,821, incurred a net loss of $25,214 and used $57,752 of cash in operations.

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - LIQUIDITY (Continued)

The Company is currently funded either through debt financing or equity financing. The Company plans to register with the Securities and Exchange Commission and list the Company’s stock on a public exchange in order to attract additional investment capital. Management believes that such actions will have a positive effect on the Company’s results of operations going forward and, as a result, believes it will have sufficient capital resources to meet its current obligations. In the event that such cash from operations is insufficient to sustain ongoing operations, the Company may be required to seek additional external funding. There can be no assurance that such funding can be obtained on terms acceptable to the Company.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS

The Company had notes payable to stockholders in the amounts of $4,500 as of September 30, 2005. The notes bear interest at 10% per annum, unsecured and due on demand.

NOTE 5 - PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of no par value preferred stock. On December 19, 2002 the Company designated 100,000 shares of preferred stock as “Series A Preferred Stock.” Series A preferred stock has a stated value of twenty cents. As of September 30, 2005, the Company had 95,000 shares of Series A preferred stock issued and outstanding. The preferred stock is either to be redeemed by the Company at the stated value or convertible to common stock at a ratio of 10 shares of common stock to 1 share of preferred stock if either of two contingencies occur: 1) The company shows a net profit for any period through June 30, 2005; or 2) the total stockholders’ equity balance of the Company increases more than $100,000 between June 30, 2002 and June 30, 2005. As of September 30, 2005, none of these contingencies occurred. The holders of Series A preferred stock shall have no voting rights prior to conversion of the Series A preferred stock into common stock. No dividends shall accrue or be payable on the Series A preferred stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitle to be paid in full an amount equal to twenty cents per share.

On June 6, 2005, the Board of Directors decided not to redeem the preferred stock and approved to extend the conversion date from June 30, 2005 to April 14, 2006.

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended
	September 30,
	2005	2004
Numerator:
Net loss	$(25,214)	$(10,439)
Denominator:
Weighted average common shares outstanding	1,773,500	1,233,500

Basic and diluted net loss per share	$(0.01)	$(0.01)

NOTE 7 - SEGMENT INFORMATION

The Company is currently managed and operated as one business. The entire business is managed by a single management team that reports to the Company’s President. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and dose not have separately reportable segments as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

NOTE 8 - LONG-TERM DEBT

Long-term debt as of September 30, 2005 consists of the following:

Note payable to a bank, due in monthly
installments of $1,608, including interest
at prime plus 1.75%, with a balloon
payment due in December 2005. Secured
by real property and equipment	$91,829

Less: long-term portion	-

Current portion of long-term debt	$91,829

The Company’s intention is to refinance the long term loan at a lower rate the end of the loan’s term.

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK

In July 2005, the Company completed its initial public offering where it sold 400,000 shares of common stock at the price of $0.50 per share and received net proceeds of $180,091.

In July 2005, the Company converted an accrued expense of $5,100 into 17,000 shares of the Company’s common stock. The Company also converted notes payable to stockholders and accrued interest in a total of $35,400 into 118,000 shares.

NOTE 10 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2005.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 11 - WHOLLY OWNED SUBSIDIARY

In January 2003 the Company formed Ogden Discount Golf, Inc. as a wholly-owned subsidiary. The Company intends to transfer its retail golf operations and related assets and liabilities to the subsidiary. At September 30, 2005, the subsidiary was inactive and none of the Company’s operations, assets or liabilities had been transferred to the subsidiary.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

We operate a single retail golf equipment and golf services business. Our revenues are primarily derived from the sale of golf clubs, balls, shoes and other golf related equipment and products. Our expenses are primarily related to cost of goods sold, salaries, utilities and the repayment of the real estate loan for our facilities.

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

A Wal-Mart store has opened within several miles of our store and it has resulted in a reduction of our revenues during the last nine months. We are unable to predict what future effect the opening of such store will have on our operations. In general, we believe the serious golfer looking for name brand products will continue to shop at golf retail stores and on line golf companies.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Form 10-QSB. This discussion and analysis contains forward-looking statements that involve risks and uncertainties.

Results and Comparison for Quarter Ended September 30

For the three months ended September 30, 2005 we had a net loss of $25,114 compared to a net loss of $10,439 for the three months ended September 30, 2004. This increase in the loss primarily results from (1) a decrease in revenues; (2) an increase in general and administrative expenses; and (3) an increase in interest expense. Details of changes in revenues and expenses can be found below.

Revenues

For the three months ended September 30, 2005, we had total revenues of $15,440 down $5,655 or approximately 27% from revenues of $21,095 for the three months ended September 30 2004. Our revenues decreased as a result of the increase in large discount retailers like Wal-Mart, Costco, Sam's Club, the entrance of Uinta Golf in our geographical market and online activity from golf equipment web sites. We have decreasing revenues for each quarter during the last fiscal year. Unless we are able to raise additional capital revenues will likely continue to decrease. If we are unable to raise additional capital and increase our revenues, we may be required to discontinue our operations. Our business is seasonal and with April, May and June and the Christmas season being the periods in which our revenues are typically the greatest. We believe that we will be able to increase our advertising, develop a website and increase our inventory for the autumn season and for the 2005 Christmas season. We anticipate that an increase in our advertising expenditures will result in increased revenues. However, there can be no assurance that our revenues will increase on a meaningful basis even if we allocate greater resources to advertising. The recent opening of Uinta Golf’s Riverdale Utah store has had a significant adverse impact on our revenues. We are unable to determine whether we will be able to maintain our current customer base.

Cost of Goods Sold. As a result of our lower sales in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, our cost of sales decreased to $12,399 from $14,857. This was a decrease of $2,458 or approximately 17%.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended September 30, 2005 increased to $23,961 from $13,735 for the three months ended September 30, 2004, an increase of $10,226, or 74%. The increase in general and administrative expenses is a result of an increase in professional fees.

Interest Expense. We borrowed the funds necessary to purchase the building in which our retail store is located. Interest expense consists of interest accrued on the mortgage. We also incurred interest on the other short term debt. Interest was $4,328 for the three months ended September 30, 2005 compared to $3,055 for the three months ended September 30, 2004. Short term debt was incurred during the registration period of our recent public offering. Subsequent to June 30, 2005 we repaid approximately $134,341 in debt with cash and shares of our common stock.

Liquidity and Capital Resources

We are currently unable to finance our operations from operating activities and historically have relied on private placements of common stock and preferred stock to fund our operations. In July 2005 we completed our public offering with gross offering proceeds of $200,000 and net offering proceeds of approximately $148,246.

Since our inception, we have financed our operations through the sale of common stock ($159,970, net proceeds) and issuance of Series A Preferred Stock ($18,000 net cash proceeds). During 2003 and 2004 through June 30, 2005, we have received loans from our officers and shareholders to fund our operating costs. The loans were made in various amounts as needed. These loans bore interest at the rate of 10% per annum, were unsecured and were due on demand. During the year ended June 30, 2005, we repaid $3,000 of these loans and interest accrued thereon. As of July 15, 2005 the total principal and interest due on these loans was $125,573. During the quarter ended September 30, 2005, we paid $89,114 toward these loans in cash and $35,400 with the issuance of shares. The current balance remaining on these loans is $4,500 in principal and accrued interest of approximately $128 as of September 30, 2005.

At September 30 we had total assets of $165,058 of which $31,143 was cash. At June 30, 2005 we had total assets of $142,186 of which $5,085 was cash. At June 30, 2004 we had total assets of $150,127 of which $11,876 was cash.

Our total liabilities at September 30, 2005 were $146,472 compared to $318,976 at June 30, 2005. Our liabilities include $91,829 mortgage we have on our building. Interest accrues on the mortgage at the rate of 11.25% per annum. We make monthly payments of $1,608 and the entire amount of the mortgage is due in a balloon payment in December 2005.

Our stockholders’ equity at September 30, 2005 was $18,586 compared to a negative $176,790 at June 30, 2005

Cash provided by financing activities was approximately $83,810 for the three months ended September 30, 2005, compared to $7,217 for the three months ended September 30, 2004. This included $180,091 attributed to proceeds from the sale of stock during the three months ended September 30, 2005.

We have sustained losses of $25,214 and $10,439 for the quarters ended September 30, 2005 and September 30, 2004, respectively. In addition, operating activities have used cash of $57,752 and $17,449 for the quarters ended September 30, 2005, and 2004, respectively.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of September 30, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)	Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. We are not a party to any legal proceeding.

Item 2. Unregistered Sales of Equity Securities.

The Company issues shares of its common stock for repayment of expenses and debt during the quarter ended September 30, 2005. Such shares were issued to the following:

Shareholder	Number of Shares	Price Per Share	Form of Consideration
Twelve 0 Eight	17,000	$.30	(1)
Jack Avery	3,000	$.30	(2)
Suzanne B. Ferguson	17,000	$.30	(2)
LuAnn Adams	2,000	$.30	(2)
John A. Contreras	11,000	$.30	(2)
Ron R. Hill	4,000	$.30	(2)
Andrew A. Johns	10,000	$.30	(2)
Norma Larsen	10,000	$.30	(2)
Rod H. Larsen	34,000	$.30	(2)
Danny Rich	10,000	$.30	(2)
Kirk A. Seaman	11,000	$.30	(2)
Richard & Beth Lundin Living Trust 1998	6,000	$.30	(2)

Total	135,000	$40,500.000

1.	Issued for payment of accrued expenses
2.	Issued for repayment of debt

Item 3. Defaults by the Company on its Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits.	31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGDEN GOLF CO. CORPORATION

Dated: November 28, 2005	By: /s/ Mark A. Scharmann
Mark A. Scharmann
President
Principal Executive Officer
Principal Accounting Officer

Dated: November 28, 2005	By: /s/ Robert R. Peterson
Robert R. Peterson
Secretary/Treasurer
Principal Financial Officer