Form 10QSB
period 2005-12-31
OGDEN GOLF CO CORP
filed 2006-03-14
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock outstanding at February 23, 2006, 1,773,500 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
OGDEN GOLF CO. CORPORATION

For the Quarter ended December 31, 2005

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

OGDEN GOLF CO. CORPORATION
Balance Sheet (Unaudited)
As of December 31,	2005
ASSETS
Current Assets
Cash	$11,683
Inventories	22,951
Prepaid insurance	656
Total current assets	35,290

Property and Equipment, net of accumulated depreciation
of $15,004	92,815

Other Assets
Investments	4,000
Loan to stockholder	11,104
Total other assets	15,104

TOTAL ASSETS	$143,209

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$9,062
Accrued expenses	17,693
Unearned income	1,320
Credit Bankcard	17,576
Notes payable, stockholders	4,500
Long-term debt	10,204
Total current liabilities	60,355

Long-term debt	79,700

Stockholders' Equity
Series A Preferred stock, $0.20 stated value, authorized 100,000 shares;
issued and outstanding 95,000 shares	19,000
Common stock, no par value, authorized 100,000,000 shares; issued and
outstanding 1,773,500	392,561
Paid-in capital	4,846
Accumulated deficit	(413,253)
Total stockholders Equity	3,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,209

See Notes to Interim Unaudited Financial Statements

OGDEN GOLF CO. CORPORATION
Statements of Operations (Unaudited)

	For three months ended		For six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Sales	$6,151	$6,467	$21,591	$27,561

Cost of Sales	7,334	5,416	19,733	20,272

Gross Profit	(1,183)	1,051	1,858	7,289

Selling, general and administrative expenses	12,514	11,805	36,475	25,540

Operating loss	(13,697)	(10,754)	(34,617)	(18,251)

Other (expenses):
Interest expenses	(1,868)	(3,047)	(6,196)	(5,989)
Interest earned	134	-	267	-

Net loss before taxes	(15,431)	(13,801)	(40,546)	(24,240)

Provision for income taxes	-	-	100	-

Net loss	$(15,431)	$(13,801)	$(40,646)	$(24,240)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares	1,773,500	1,233,500	1,773,500	1,233,500

See Notes to Interim Unaudited Financial Statements

OGDEN GOLF CO. CORPORATION
Statements of Cash Flows (Unaudited)
For the six months ended December 31,	2005	2004
Cash Flow from Operating Activities:
Net Loss	$(40,646)	$(24,240)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and Amortization	1,320	1,339
(Increase) Decrease in:
Inventories	4,630	4,183
Prepaids	(110)	217
Interest receivable on officer's loan	(267)	(225)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(40,438)	(13,707)
Unearned Income	240	375
Net Cash Used in Operating Activities	(75,271)	(32,058)

Cash Flow from Investing Activities	-	-

Cash Flow from Financing Activities:
Additions to short-term liabilities	-	376
Payments to Credit Bankcard	(18,761)	-
Repayments of Long-term Debt	(4,761)	(5,250)
Cash Received from Stockholders' Loan	3,500	30,800
Repayments to Stockholders' Loan	(78,200)	-
Proceeds from sales of stock	180,091	-
Net Cash Flow Provided by Financing Activities	81,869	25,926

Net Increase (Decrease) in Cash	6,598	(6,132)

Cash Balance at Beginning of Period	5,085	11,876

Cash Balance at End of Period	$11,683	$5,744

Supplemental Disclosures of Cash Flow Information
Interest Paid	$1,702	$2,510

Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for:
Notes payable to stockholders and accrued interest	$35,400	$-
Accrued expenses	5,100	-
	$40,500	$-

See Notes to Interim Unaudited Financial Statements

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Ogden Golf Co. Corporation (“the Company”) was incorporated in Utah on May 10, 2000. The Company is engaged in the marketing and sales of golf equipment and supplies to customers generally located in the state of Utah.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information The accompanying financial information at December 31, 2005 and for the three and six months ended December 31, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statement on Form SB-2 for the year ended June 30, 2005.

The results for the three and six months ended December 31, 2005 may not be indicative of results for the year ending June 30, 2006 or any future periods.

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the conversion of preferred stock are anti-dilutive for the period presented. Equivalent common shares excluded from diluted net loss per share totaled 950,000 for the six months ended December 31, 2005 and 2004.

Use of estimates The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - LIQUIDITY

At June 30, 2005, the Company reported an accumulated deficit of $372,606, incurred a net loss of $84,538 and used $54,964 of cash in operations during the year ended June 30, 2005. For the six month period ending December 31, 2005, the Company reported an accumulated deficit of $413,253, incurred a net loss of $21,591 and used $75,271 of cash in operations.

The Company is currently funded either through debt financing or equity financing. The Company is trading in Pink Sheets to attract additional investment capital. Management believes that such actions will have a positive effect on the Company’s results of operations going forward and, as a result, believes it will have sufficient capital resources to meet its current obligations. In the event that such cash from operations is insufficient to sustain ongoing operations, the Company may be required to seek additional external funding. There can be no assurance that such funding can be obtained on terms acceptable to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 is summarized as follow:

Land	$10,000
Building	96,600
Equipment	1,219
107,819
Less accumulated depreciation	(15,004)

Property and Equipment, net	$92,815

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

The Company had notes payable to stockholders in the amounts of $4,500 as of December 31, 2005. The notes bear interest at 10% per annum, unsecured and due on demand. The accrued interest related to notes payable to stockholders is $276 as of December 31, 2005.

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of no par value preferred stock. On December 19, 2002 the Company designated 100,000 shares of preferred stock as “Series A Preferred Stock.” Series A preferred stock has a stated value of twenty cents. As of December 31, 2005, the Company had 95,000 shares of Series A preferred stock issued and outstanding. The preferred stock is either to be redeemed by the Company at the stated value or convertible to common stock at a ratio of 10 shares of common stock to 1 share of preferred stock if either of two contingencies occur: 1) The company shows a net profit for any period through June 30, 2005; or 2) the total stockholders’ equity balance of the Company increases more than $100,000 between June 30, 2002 and June 30, 2005. As of December 31, 2005, none of these contingencies occurred. The holders of Series A preferred stock shall have no voting rights prior to conversion of the Series A preferred stock into common stock. No dividends shall accrue or be payable on the Series A preferred stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitle to be paid in full an amount equal to twenty cents per share.

On June 6, 2005, the Board of Directors decided not to redeem the preferred stock and approved to extend the conversion date from June 30, 2005 to April 14, 2006.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Numerator:
Net loss	$(15,431)	$(13,801)	$(40,646)	$(24,240)
Denominator:
Weighted average common shares outstanding	1,773,500	1,233,500	1,773,500	1,233,500

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SEGMENT INFORMATION

The Company is currently managed and operated as one business. The entire business is managed by a single management team that reports to the Company’s President. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

NOTE 9 - LONG-TERM DEBT

Long-term debt as of December 31, 2005 consists of the following:

Note payable to a bank, due in monthly
installments of $850, including 7.75% fixed
interest rate, with a balloon payment due
in December 2010. Secured by real
property and equipment	$89,904

Less: long-term portion	79,700

Current portion of long-term debt	$10,204

NOTE 10 - COMMON STOCK

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

NOTE 11 - GUARANTEES

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

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 11 - GUARANTEES (Continued)

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2005.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 12 - WHOLLY OWNED SUBSIDIARY

In January 2003 the Company formed Ogden Discount Golf, Inc. as a wholly-owned subsidiary. The Company intends to transfer its retail golf operations and related assets and liabilities to the subsidiary. At December 31, 2005, the subsidiary was inactive and none of the Company’s operations, assets or liabilities had been transferred to the subsidiary.

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

We registered shares of our capital stock with the Securities and Exchange Commission (“SEC”) on Form SB-2. The registration statement was declared effective by the SEC on April 14, 2005. As a result of such registration statement, we file certain reports with the SEC under Section 15(d) of the Securities Exchange Act of 1934, as amended. Our offering was closed in July 2005. All 400,000 shares offered by Ogden Golf in the public offering were sold at $.50 per share.

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

It appears that internet sales of golf products continue to increase. Our business plan includes the development of a presence on the World Wide Web. We have completed initial work on a website to offer products on line, Golfers-Green.com.

We have had preliminary discussion concerning the possibility that we may provide certain club re-gripping and other services to an internet golf club exchange company.

A Wal-Mart store has opened within several miles of our store and it has resulted in a reduction of our revenues during the last year. We are unable to predict what future effect the opening of such store will have on our operations. In general, we believe the serious golfer looking for name brand products will continue to shop at golf retail stores and on line golf companies.

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

We have struggled financially since our inception in 2000 and have relied upon equity and debt investments from friends and family of management to fund our negative cash flow. We had anticipated that the offering proceeds would allow us to increase our overall marketing efforts and allow us to explore internet related marketing efforts, which could result in increased revenues, however that has not happened. If our operations do not increase in the immediate future, our Board of Directors will be required to consider whether we should continue with our current operations in the golf industry. We have had declining revenues for at least the last eight calendar quarters as compared to each of the same quarters the previous year. If revenues to not increase, we will consider other business options.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Form 10-QSB. This discussion and analysis contains forward-looking statements that involve risks and uncertainties.

Results and Comparison for Quarter Ended December 31

For the three months ended December 31, 2005 we had a net loss of $15,431 compared to a net loss of $ 13,801 for the three months ended December 31, 2004. For the six months ended December 31, 2005 we had a net loss of $ 40,646 compared to a net loss of $24,240 for the six months ended December 31, 2004. This increase in the loss primarily results from (1) a decrease in revenues; and (2) an increase in general and administrative expenses. Details of changes in revenues and expenses can be found below.

Revenues

For the three months ended December 31, 2005, we had total revenues of $6,151 down $316 or approximately 4.87% from revenues of $6,467 for the three months ended December 31 2004. For the six months ended December 31, 2005, we had total revenues of $21,591 down $5,970 or approximately 21.66% from revenues of $27,561 for the six months ended December 31 2004. Our revenues decreased as a result of the increase in large discount retailers like Wal-Mart, Costco, Sam's Club, the entrance of Uinta Golf in our geographical market and online activity from golf equipment web sites. We have decreasing revenues for each quarter during the last fiscal year. Unless we are able to raise additional capital revenues will likely continue to decrease. If we are unable to raise additional capital and increase our revenues, we may be required to discontinue our operations. Our business is seasonal and with April, May and June and the Christmas season being the periods in which our revenues are typically the greatest. However, we had lower revenues for the 2005 Christmas season compared to the 2004 Christmas season. We believe that was the result of increased competition. The 2005 opening of Uinta Golf’s Riverdale Utah store has had a significant adverse impact on our revenues. We are unable to determine whether we will be able to maintain our current customer base.

Cost of Goods Sold. Although we had lower sales in the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004, our cost of sales increased to $7,334 from $5,416. This was an increase of $1,918 or approximately 35.4% at the same time total sales decreased by 4.87 percent. For the six months ended December 31, 2005, our cost of goods sold was $19,733 compared to $20,272 for the six months ended December 31, 2004. For the three months and six months ended December 31,2005 our cost of goods sold was 1.192% and 91,4% respectively of total sales.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended December 31, 2005 increased to $12,514- from $11,805 for the three months ended December 31, 2004, an increase of $709 or approximately 6%. Our selling, general and administrative expenses for the six months ended December 31, 2005 increased to $36,475 from $25,540 for the six months ended December 31, 2004, an increase of $10,935, or approximately 42.82%. The increase in general and administrative expenses was primarily the result of an increase in professional fees.

Interest Expense. We borrowed the funds necessary to purchase the building in which our retail store is located. Interest expense consists of interest accrued on the mortgage. We also incurred interest on the other short term debt. Interest was $1,868 for the three months ended December 31, 2005 compared to $3,047 for the three months ended December 31, 2004. Interest was $6,196 for the six months ended December 31, 2005 compared to $5,989 for the six months ended December 31, 2004. Short term debt was incurred during the registration period of our recent public offering. Subsequent to June 30, 2005 we repaid approximately $134,341 in debt with cash and shares of our common stock which resulted in lower interest expensed for the quarter ended December 31, 2005. We also refinanced our building at a lower interest rate that also reduced our interest expense.

Liquidity and Capital Resources

We are currently unable to finance our operations from operating activities and historically have relied on private placements of common stock and preferred stock to fund our operations. In July 2005 we completed our public offering with gross offering proceeds of $200,000 and net offering proceeds of approximately $148,246.

Since our inception, we have financed our operations through the sale of common stock ($159,970, net proceeds) and issuance of Series A Preferred Stock ($18,000 net cash proceeds). During 2003 and 2004 through June 30, 2005, we have received loans from our officers and shareholders to fund our operating costs. The loans were made in various amounts as needed. These loans bore interest at the rate of 10% per annum, were unsecured and were due on demand. During the year ended June 30, 2005, we repaid $3,000 of these loans and interest accrued thereon. As of July 15, 2005 the total principal and interest due on these loans was $125,573. During the quarter ended September 30, 2005, we paid $89,114 toward these loans in cash and $35,400 with the issuance of shares. The current balance remaining on these loans is $4,500 in principal as of December 31, 2005.

At December 31, 2005 we had total assets of $ 143,209 of which $11,683 was cash. At June 30, 2005 we had total assets of $142,186 of which $5,085 was cash. At June 30, 2004 we had total assets of $150,127 of which $11,876 was cash.

Our total liabilities at December 31, 2005 were $140,055 compared to $318,976 at June 30, 2005. Our liabilities include $89,904 mortgage we have on our building. Interest accrues on the mortgage at the rate of 7.75% per annum. We make monthly payments of $850 and the entire amount of the mortgage is due in a balloon payment in 2010.

Our stockholders’ equity at December 31, 2005 was $3,154 compared to a negative $176,790 at June 30, 2005.

Cash provided by financing activities was approximately $81,869 for the six months ended December 31, 2005, compared to $25,926 for the six months ended December 31, 2004. This included $180,091 attributed to proceeds from the sale of stock during the six months ended December 31, 2005.

We have sustained losses of $40,646 and $24,240 for the six month periods ended December 31, 2005 and December 31, 2004, respectively. In addition, operating activities have used cash of $75,271 and $ 32,058 for the six month periods ended December 31, 2005, and 2004, respectively.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 2. Unregistered Sales of Equity Securities. None

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

OGDEN GOLF CO. CORPORATION

Dated: March 13, 2006	By: /s/ Mark A. Scharmann
President
Principal Executive Officer
Principal Accounting Officer

Dated: March 13, 2006	By: /s/ Robert R. Petersen
Secretary/Treasurer
Principal Financial Officer