Form 10QSB
period 2006-03-31
OGDEN GOLF CO CORP
filed 2006-06-01
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR
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

Common Stock outstanding at May 30, 2006, 2,735,909 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
OGDEN GOLF CO. CORPORATION

For the Quarter ended March 31, 2006

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

OGDEN GOLF CO. CORPORATION
Balance Sheet (Unaudited)

March 31, 2006
ASSETS
Current Assets
Cash	$15,017
Inventories	21,436
Prepaid insurance	328
Total current assets	36,781

Property and Equipment, net of accumulated depreciation of $15,699	93,109

Other Assets
Investments	4,000
Loan to stockholder	11,241
Total other assets	15,241

TOTAL ASSETS	$145,131

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$20,707
Accrued expenses	6,525
Unearned income	1,320
Credit Bankcard	17,667
Notes payable, stockholders	26,000
Long-term debt	10,204
Total current liabilities	82,423

Long-term debt	79,506

Total liabilities	161,929

Stockholders' Deficit
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 2,735,909	415,284
Paid-in capital	4,846
Accumulated deficit	(436,928)
Total stockholders deficit	(16,798)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$145,131

See Notes to Interim Unaudited Financial Statements

OGDEN GOLF CO. CORPORATION
Statements of Operations (Unaudited)

	For three months ended		For nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales	$4,571	$11,939	$26,162	$39,500

Cost of Sales	3,426	8,335	23,159	28,607

Gross Profit	1,145	3,604	3,003	10,893

Selling, general and administrative expenses	21,468	18,232	57,944	43,773

Operating loss	(20,323)	(14,628)	(54,941)	(32,880)

Other (expenses):
Interest expenses	(3,489)	(5,985)	(9,685)	(12,198)
Interest earned	137	130	404	355

Net loss before taxes	(23,675)	(20,483)	(64,222)	(44,723)

Provision for income taxes	-	100	100	100

Net loss	$(23,675)	$(20,583)	$(64,322)	$(44,823)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares	2,094,303	1,233,500	1,880,434	1,233,500

See Notes to Interim Unaudited Financial Statements

OGDEN GOLF CO. CORPORATION
Statements of Cash Flows (Unaudited)

For the nine months ended March 31,	2006	2005
Cash Flow from Operating Activities:
Net loss	$(64,322)	$(44,823)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	2,014	2,109
(Increase) Decrease in:
Inventories	6,147	(1,800)
Prepaids	218	310
Interest receivable on officer's loan	(404)	(355)
Increase (Decrease) in:
Accounts payable and accrued expenses	(39,739)	(812)
Unearned income	240	(230)
Net Cash Used in Operating Activities	(95,846)	(45,601)

Cash Flow from Investing Activities
Purchase of property and equipment	(988)	-
	(988)	-
Cash Flow from Financing Activities:
Additions to short-term liabilities	-	888
Payments to credit bankcard	(18,670)	-
Repayments of long-term Debt	(4,955)	(7,591)
Cash received from stockholders' loan	36,000	53,800
Repayments to stockholders' loan	(85,700)	-
Proceeds from sales of stock	180,091	-
Net Cash Flow Provided by Financing Activities	106,766	47,097

Net Increase in Cash	9,932	1,496

Cash Balance at Beginning of Period	5,085	11,876

Cash Balance at End of Period	$15,017	$13,372

Supplemental Disclosures of Cash Flow Information
Interest Paid	$1,702	$2,323

Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for:
Notes payable to stockholders and accrued interest	$39,123	$-
Accrued expenses	5,100	-
Conversion of preferred stock into common stock	19,000	-
	$63,223

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information The accompanying financial information at March 31, 2006 and for the three and nine months ended March 31, 2006 and 2005 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2005.

The results for the three and nine months ended March 31, 2006 may not be indicative of results for the year ending June 30, 2006 or any future periods.

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the conversion of preferred stock are anti-dilutive for the period presented. Equivalent common shares excluded from diluted net loss per share totalled 844,444 and 950,000 for the nine months ended March 31, 2006 and 2005, respectively.

Use of estimates The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

New Accounting Pronouncements The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” and SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - LIQUIDITY

At June 30, 2005, the Company reported an accumulated deficit of $372,606, incurred a net loss of $84,538 and used $54,964 of cash in operations during the year ended June 30, 2005. For the nine month period ending March 31, 2006, the Company reported an accumulated deficit of $436,928, incurred a net loss of $64,322 and used $95,846 of cash in operations.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2006 is summarized as follow:

Land	$ 10,000
Building	96,600
Equipment	2,208
108,808
Less accumulated depreciation	(15,699)

Property and Equipment, net	$ 93,109

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

The Company had notes payable to stockholders in the amounts of $26,000 as of March 31, 2006. The notes bear interest at 10% per annum, unsecured and due on demand. The accrued interest related to notes payable to stockholders is $155 as of March 31, 2006.

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of no par value preferred stock. On December 19, 2002 the Company designated 100,000 shares of preferred stock as “Series A Preferred Stock.” Series A preferred stock has a stated value of twenty cents. The preferred stock is either to be redeemed by the Company at the stated value or convertible to common stock at a ratio of 10 shares of common stock to 1 share of preferred stock if either of two contingencies occur: 1) The company shows a net profit for any period through June 30, 2005; or 2) the total stockholders’ equity balance of the Company increases more than $100,000 between June 30, 2002 and June 30, 2005. As of March 31, 2006, none of these contingencies occurred. The holders of Series A preferred stock shall have no voting rights prior to conversion of the Series A preferred stock into common stock. No dividends shall accrue or be payable on the Series A preferred stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitle to be paid in full an amount equal to twenty cents per share.

On June 6, 2005, the Board of Directors decided not to redeem the preferred stock and approved to extend the conversion date from June 30, 2005 to April 14, 2006.

On March 10, 2006, the Company filed Articles of Amendment to its Articles of Incorporation to amend the conditions for redemption of the Company’s Series A Preferred Stock. Under the new Articles, all conditions to the exercise of the Series A preferred stock are waived. The holders of the Series A preferred stock may convert their shares of Series A preferred stock into common stock at any time from the date of filling of these Articles of Amendment until December 31, 2006. Any shares Series A preferred stock not converted by December 31, 2006 shall expire and be null and void.

On March 24, 2006, all shares of Series A preferred stock, 95,000 shares, were converted into 950,000 common shares.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Numerator:
Net loss	$(23,675)	$(20,583)	$(64,322)	$(44,723)
Denominator:
Weighted average common shares outstanding	2,094,303	1,233,500	1,880,434	1,233,500

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

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

NOTE 9 - LONG-TERM DEBT

Long-term debt as of March 31, 2006 consists of the following:

Note payable to a bank, due in monthly installments of $850, including 7.75% fixed interest rate, with a balloon payment due in December 2010. Secured by real property and equipment	$ 89,710

Less: long-term portion	79,506

Current portion of long-term debt	$ 10,204

NOTE 10 - COMMON STOCK

On March 31, 2006, the Company converted notes payable to stockholders and accrued interest in a total of $3,723 into 12,409 shares.

On March 24, 2006, 95,000 shares of Series A preferred stocks were converted into 950,000 shares of common stock, or at the ratio of 1 to 10.

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

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 11 - GUARANTEES (continued)

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2006.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 12 - WHOLLY OWNED SUBSIDIARY

In January 2003 the Company formed Ogden Discount Golf, Inc. as a wholly-owned subsidiary. The Company intends to transfer its retail golf operations and related assets and liabilities to the subsidiary. At March 31, 2006, the subsidiary was inactive and none of the Company’s operations, assets or liabilities had been transferred to the subsidiary.

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

We currently operate a single retail golf equipment and golf services business. Our revenues are primarily derived from the sale of golf clubs, balls, shoes and other golf related equipment and products. Our expenses are primarily related to cost of goods sold, salaries, utilities and the repayment of the real estate loan for our facilities.

In May 2005, Uinta Golf, a Utah based retail golf store, opened a store in Riverdale, Utah, approximately six miles from our store. Uinta Golf has stores in Salt Lake City and Sandy, Utah. Since the opening of Uinta’s Riverdale store, our revenues have decreased significantly.

We have struggled financially since our inception in 2000 and have relied upon equity and debt investments from friends and family of management to fund our negative cash flow. We had anticipated that the offering proceeds would allow us to increase our overall marketing efforts and allow us to explore internet related marketing efforts, which could result in increased revenues, however that has not happened. We have had declining revenues for at least the last eight calendar quarters as compared to each of the same quarters the previous year. Because revenues have not increased, we are considering other business options.

We are currently considering alternative business directions that do not involve the golf industry. We anticipate that we may participate in a reverse merger transaction in which we acquire another business in exchange for shares of our common stock. If any such acquisition were to occur, it is likely we would issue a significant number of shares of our common stock to the owners of such other business. In such event our current stockholders would own a minority position in the Company. As of the date of this Form 10-QSB, we have not entered into any definitive agreements concerning any possible transaction.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Form 10-QSB. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Because we may change our business direction through a reverse merger transaction, our historical operations and financial results may not reflect our future operations, operating results or financial position.

Results and Comparison for Quarter Ended March 31

For the three months ended March 31, 2006 we had a net loss of $23,675 compared to a net loss of $20,583 for the three months ended March 31, 2005. For the nine months ended March 31, 2006 we had a net loss of $ 64,322 compared to a net loss of $44,823 for the nine months ended March 31, 2005. This increase in the loss primarily results from (1) a decrease in revenues; and (2) an increase in general and administrative expenses. Details of changes in revenues and expenses can be found below.

Revenues

For the three months ended March 31, 2006, we had total revenues of $4,571 down $7,368 or approximately 62% from revenues of $11,939 for the three months ended March 31, 2005. For the nine months ended March 31, 2006, we had total revenues of $26,162 down $13,338 or approximately 34% from revenues of $39,500 for the nine months ended March 31 2005. Our revenues decreased as a result of the increase in large discount retailers like Wal-Mart, Costco, Sam's Club, the entrance of Uinta Golf in our geographical market and online activity from golf equipment web sites. We have decreasing revenues for each quarter during the last fiscal year. Unless we are able to raise additional capital revenues will likely continue to experience decreased revenue. If we are unable to raise additional capital and increase our revenues, we may be required to discontinue our operations. Our business is seasonal and with April, May and June and the Christmas season being the periods in which our revenues are typically the greatest. However, we had lower revenues for the 2005 Christmas season compared to the 2004 Christmas season. We believe that was the result of increased competition. The 2005 opening of Uinta Golf’s Riverdale Utah store has had a significant adverse impact on our revenues. We are unable to determine whether we will be able to maintain our current customer base. We are contemplating other business opportunities.

Cost of Goods Sold. In the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, our cost of sales decreased to $3,426 from $8,335. This was the result of a significant decrease in sales. For the nine months ended March 31, 2006, our cost of goods sold was $23,159 compared to $28,607 for the nine months ended March 31, 2005.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended March 31, 2006 increased to $21,468 from $18,232 for the three months ended March 31, 2005, an increase of $3,236 or approximately 18%. Our selling, general and administrative expenses for the nine months ended March 31, 2006 increased to $57,944 from $43,773 for the nine months ended March 31, 2005, an increase of $14,171, or approximately 32%. The increase in general and administrative expenses was primarily the result of an increase in professional fees.

Interest Expense. We borrowed the funds necessary to purchase the building in which our retail store is located. Interest expense consists of interest accrued on the mortgage. We also incurred interest on the other short term debt. Interest was $3,489 for the three months ended March 31, 2006 compared to $5,985 for the three months ended March 31, 2005. Interest was 9,685 for the nine months ended March 31, 2006 compared to $12,198 for the nine months ended March 31, 2005. Short term debt was incurred during the registration period of our recent public offering. Subsequent to June 30, 2005 we repaid approximately $134,341 in debt with cash and shares of our common stock which resulted in lower interest expensed for the quarter ended March 31, 2006. We also refinanced our building at a lower interest rate that also reduced our interest expense.

Liquidity and Capital Resources

We are currently unable to finance our operations from operating activities and historically have relied on private placements of common stock and preferred stock to fund our operations. In July 2005 we completed our public offering with gross offering proceeds of $200,000 and net offering proceeds of approximately $148,246.

Since our inception, we have financed our operations through the sale of common stock ($159,970, net proceeds) and issuance of Series A Preferred Stock ($18,000 net cash proceeds). During 2003 and 2004 through June 30, 2005, we have received loans from our officers and shareholders to fund our operating costs. The loans were made in various amounts as needed. These loans bore interest at the rate of 10% per annum, were unsecured and were due on demand. During the year ended June 30, 2005, we repaid $3,000 of these loans and interest accrued thereon. As of July 15, 2005 the total principal and interest due on these loans was $125,573. During the quarter ended September 30, 2005, we paid $89,114 toward these loans in cash and $35,400 with the issuance of shares. The current balance remaining on these loans is $26,000 in principal as of March 31, 2006.

At March 31, 2006 we had total assets of $145,131 of which $15,017 was cash. At June 30, 2005 we had total assets of $142,186 of which $5,085 was cash. At June 30, 2004 we had total assets of $150,127 of which $11,876 was cash.

Our total liabilities at March 31, 2006 were $161,929 compared to $318,976 at June 30, 2005. Our liabilities include $89,710 mortgage we have on our building. Interest accrues on the mortgage at the rate of 7.75% per annum. We make monthly payments of $850 and the entire amount of the mortgage is due in a balloon payment in 2010.

Our stockholders’ equity at March 31, 2006 was a negative $16,798 compared to a negative $176,790 at June 30, 2005.

Cash provided by financing activities was approximately $106,766 for the nine months ended March 31, 2006, compared to $47,097 for the nine months ended March 31, 2005. This included $180,091 attributed to proceeds from the sale of stock during the nine months ended March 31, 2006.

We have sustained losses of $64,322 and $44,823 for the nine month periods ended March 31, 2006 and March 31, 2005, respectively. In addition, operating activities have used cash of $95,846 and $45,601 for the nine month periods ended March 31, 2006, and 2005, respectively.

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

We are contemplating alternative business operations including a reverse merger type of transaction. If we do engage in a reverse merger transaction, of which there can be no assurance, we anticipate the following would occur.

•	we would sell our office building and other assets;

•	we would repay our current debt;

•	we would acquire another business through the issuance of our securities;

•	the owners of any business acquired would have controlling interest in the Company; and

•	our current officers and directors would resign, and new officers and directors affiliated with the business acquired would be appointed.

We have entered into discussions with several potential acquisition targets, but have not entered into any definitive agreement as of May 30, 2006. There can be no assurance we will ever be able to effect any acquisition.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of March 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Item 2. Unregistered Sales of Equity Securities. In March 2006, the holders of all 95,000 shares of our Series A Preferred Stock converted their shares into 950,000 shares of our common stock.

Item 3. Defaults by the Company on its Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information. None

Item 6.Exhibits.	31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

OGDEN GOLF CO. CORPORATION

Dated: June 1, 2006	By: /s/ Mark A. Scharmann
President
Principal Executive Officer
Principal Accounting Officer

Dated: June 1, 2006	By: /s/ Robert R. Petersen
Secretary/Treasurer
Principal Financial Officer