Form 10KSB
period 2006-06-30
OGDEN GOLF CO CORP
filed 2006-11-01
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act) Yes ☐ No ☒.
(not as of June 30, 2006)

The Issuer’s revenues for the fiscal year ended June 30, 2006 were $43,812.

As of October 20, 2006, there were 2,735,909 shares of the Issuer’s common stock issued and outstanding of which 950,909 were held by non-affiliates. As of October 20, 2006, there was no active market for the Issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Until recently, Ogden Golf Co. Corporation (“Ogden Golf”, “us”, or “we”) was a retailer of brand-named golf clubs, bags, apparel, and accessories merchandise in its Ogden, Utah retail location. In addition, we offered custom golf club-making, fitting, repair, and tune-up services to our customers throughout Northern Utah. Our retail business was seasonal, with the heaviest sales during March, April and May, when outdoor spring activities commence, and in November and December because of holiday gift purchases. In September 2006, our Board of Directors determined that Ogden Golf’s revenues and business operations were not sufficient to allow it to continue to operate in the retail golf equipment business and we are currently liquidating our assets.

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

We have been undercapitalized since our inception and have relied upon friends and relatives to fund our operating losses, primarily through purchases of our stock and debt in private transactions. Our plan was to increase our advertising and marketing efforts in Ogden and in surrounding areas. We have been unsuccessful in our business operation and we are now in the process of liquidating our assets, repaying our creditors and attempting to enter into other business activities. We have entered into a Letter of Intent to participate in a reverse merger transaction which is described below.

Golf Store Operations

The following disclosure relates to our golf store operations during the last fiscal year. Following the close of our last fiscal year, which ended June 30, 2006, our Board of Directors determined that we could no longer fund our operations in the retail golf business and we are currently liquidating our assets. The following disclosure is not applicable to our future business operations.

Through our retail store located in Ogden, Utah, we offered brand-named golf merchandise (i.e. Taylor Made, Ping, Footjoy, Nike, Datrek, Titleist, Maxfli, Spalding), including:

•	Golf club sets and individual drivers, woods, irons, wedges and putters.

•	Golf equipment and accessories, including bags, pull carts, towels, umbrellas, gloves, golf balls and tees.
•	Golf apparel, including shirts, sweaters, pullovers, wind and rain gear, shoes, hats and visors.

In addition, we offered custom golf club-making, fitting, repair, and tune-up services. In connection with these services, we sold individual club components, including club heads, shafts, and grips. We offered reshafting, head changes and repairs for broken shafts and damaged club heads. We purchased a variety of components to custom build clubs or repair clubs. We built custom clubs with dynamics that worked within a golfer’s swing. We assembled our custom clubs to meet existing swing dynamics. In doing so, we utilized two different methods to fit golfers with custom clubs: dynamic and static.

1. Dynamic fitting is conducted in person by first evaluating a golfer’s swingspeed, loading, and lie measurements, while the golfer is hitting his or her current clubs, our test clubs, and other demo clubs as we provide analytical observation. Our goal was to build an individual club or set of clubs that a golfer can use within current swing dynamics, in conjunction with an overall evaluation of the golfer’s current golf game, equipment, and goals.

2. Static fitting is generally our first step in club fitting, addressing a golfer’s physical measurement and estimated club yardages.

Golf Store Marketing Strategy and Principal Market

Our principal marketing strategy for our merchandise and services was three fold:

1. Offer our customers brand-named equipment, apparel and accessories.

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

We were never able to fund our marketing strategy.  Because of the recent opening of a competing retail store within six miles from our store we are unable to determine if our previous plans of geographical expansion will be viable.

Purchasing of Golf Merchandise and Inventory

Our merchandise was obtained from numerous manufacturers and suppliers, based on purchase orders for specific products and quantities. We purchased either directly from manufacturers, through buying groups or from manufacturer representatives. We did not have any long-term supply agreements although certain suppliers require minimum purchase commitments.

Competition

In May 2005, Uinta Golf, a Utah based retail golf store, opened a store in Riverdale, Utah, approximately six miles from our store. Uinta Golf has stores in Salt Lake City and Sandy, Utah. Since the opening of Uinta’s Riverdale store, our revenues have decreased significantly. We are unable to compete with Uintah in our location. We also competed with general sporting goods stores, golf course pro shops, and discount department stores such as Wal-Mart, K-Mart.

We were unable to effectively compete in our market.

Change of Business Direction

Because of our lack of success in the retail golf equipment business, in 2006 our Board of Directors has considered various business strategies and alternatives. On May 25, 2006, InterPath Pharmaceuticals, Inc., a Delaware corporation (“InterPath Pharmaceuticals”), signed a letter of intent with Ogden Golf for the merger of InterPath Pharmaceuticals with and into a newly-formed, wholly-owned subsidiary of Ogden Golf (the “Merger”). There can be no assurance that the Merger will be completed. The Merger is subject to numerous financial and other conditions including the raising of $5,000,000 and the execution of a definitive Merger Agreement. There can be no assurance that we will enter into a definitive Merger Agreement. If we do enter into a definitive Merger Agreement, we will file a Form 8-K with the Securities and Exchange Commission to provide additional disclosure about the proposed Interpath Pharmaceutical transaction.

If the Merger is completed, of which there is no assurance, we anticipate that Ogden Golf will effect a reverse stock split, change its domicile to the State of Delaware, change its name to Interpath Holdings, Inc., change its management and change its fiscal year.

If the Merger is completed, we anticipate that all of InterPath Pharmaceuticals’s common stock will be converted into shares of common stock of Ogden Golf. at a conversion rate that would result in the stockholders of Ogden Golf immediately prior to the Merger holding 5% of the fully diluted capitalization of after the Merger and the initial closing of the Offering. All warrants and stock options to purchase InterPath Pharmaceuticals common stock will be converted to warrants and stock options, respectively, to purchase Ogden Golf common stock, at the same conversion rate.

InterPath Pharmaceuticals is a development stage company founded in 2001 dedicated to developing novel cancer therapeutics based on a liposomal delivery technology for antisense.

If we do not complete the proposed Merger transaction with Interpath Pharmaceuticals, we will look for other companies that may desire to effect a reverse merger transaction with us. In such event, our business plan will be to serve as a vehicle for the acquisition of, or the merger or consolidation with another company (a ‘Target Business”). If this were to occur, we would utilize our limited assets, equity securities, debt securities, borrowings or a combination thereof in effecting a business combination with a Target Business which we believe has significant growth potential. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States.

If we are unable to enter into a final Merger Agreement with Interpath Pharmaceuticals, it is possible that we will attempt to effect a business combination with another Target Business. To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenue or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurance that we will properly ascertain or assess all risks.

Regulation and Environmental Compliance

If we complete the propose transaction with Interpath Pharmaceuticals, we will be subject to numerous governmental regulations that are related to the medical research business. If we do not acquire Interpath Pharmaceuticals, and we ultimately acquire some other company, we will be subject to regulations and laws that are specific to the industry in which that company operates as well as general regulations and statutes that are applicable to all businesses.

Employees

As of October 20, 2006, we had one full-time employee.

ITEM 2. PROPERTIES

We own the building in which our retail store was located. We are currently attempting to sell the building. The building is located at 1781 Washington Boulevard, Ogden, Utah and consists of approximately 2,595 square feet. The building secures a loan to Barnes Bank in the amount of $88,906. We are required to make monthly payments of $850 on the loan amount. A balloon payment of approximately $71,360 is due on December 20, 2010.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders for a vote during the last quarter of the year ended June 30, 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is quoted on the OTC “Pink Sheets” under the symbol “OGDG”. There has only been limited trading in our common stock. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal Year Ended June 30, 2006

First Fiscal Quarter	N/A	N/A
Second Fiscal Quarter	$.50	$.50
Third Fiscal Quarter	$.65	$.50
Fourth Fiscal Quarter	$.55	$.55

Fiscal Year Ended June 30, 2007
First Fiscal Quarter	$.55	$.55
Second Fiscal Quarter	$.75	$.55
(Through October 20, 2006)

Shares Issued in Unregistered Transactions

During the calendar year ended June 30, 2006 we issued no shares of our common stock in unregistered transactions. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued were as follows:

	Number	Date of	Price per
Shareholder	of Shares	Issuance	Share *
Hyacinth Resources Inc.	700,000	(1)	(1)
Mark A. Scharmann	200,000	(1)	(1)
Northcliffe Consulting, LLC	50,000	(1)	(1)
Harold J. Larsen	12,409	3/31/06	$.30 (2)
Total	962,409

(1) These shares were issued in connection with the conversion of Ogden Golf’s Series A Preferred Stock into shares of common stock. The Series A Preferred Stock was issued in 2004. The conversion of the Series A Preferred Stock into common stock occurred in 2006.

(2) These shares were issued in connection with the conversion of debt.

Holders

As of October 20, 2006, there were 2,735,909 shares of common stock outstanding and approximately 74 stockholders of record. .

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

Transfer Agent and Registrar

Our transfer agent is Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, UT 84115; telephone (801) 484-7222.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Until recently, Ogden Golf operated a single retail golf equipment and golf services business. Ogden Golf’s revenues were primarily derived from the sale of golf clubs, balls, shoes and other golf related equipment and products. We sold name brand clubs as well as generic type of golf clubs. Revenue was also generated from constructing golf clubs on a custom basis, from club repairs and from other golf related equipment services. Our expenses are primarily related to cost of goods sold, salaries, utilities and the repayment of the real estate loan for our facilities.

Although the golf industry has seen significant and rapid growth in the last 15 years, during the last three years, equipment sales, on an industry basis have declined, the number of golf rounds played has declined and the number of new courses under construction nationally has slowed compared to previous years.

A Wal-Mart store opened within several miles of our store and it resulted in a reduction of our revenues during the last two years.

In May 2005, Uinta Golf, a Utah based retail golf store, opened a store in Riverdale, Utah, approximately six miles from our store. Uinta Golf has stores in Salt Lake City and Sandy, Utah. Since the opening of Uinta’s Riverdale store, our revenues have decreased significantly.

We have struggled financially since our inception in 2000 and have relied upon equity and debt investments from friends and family of management to fund our negative cash flow. We believe that the offering proceeds of our 2005 public offering would allow us to increase our overall marketing efforts and allow us to explore internet related marketing efforts, which could result in increased revenues.

This did not occur. Although we continued to attempt to reduce operating costs, we continue to operate at a loss and our revenues have continued to decline. We have survived through loans made by our officers, directors, shareholders and others. In 2006, our Board of Directors started considering alternative strategies and business directions. In May 2006, we entered into a Letter of Intent to participate in a reverse merger transaction. This proposed transaction was subsequently put on hold and in July and August 2006 we started discussions again with the principals of the proposed acquisition target.

There can be no assurance that we will complete such acquisition. If we do not, we will continue to look for other reverse merger opportunities.

Subsequent to June 30, 2006, our fiscal year end, we determined that we would terminate our golf business operations and liquidate our assets. We are in the process of doing so.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Form 10-KSB including the disclosure that we have terminated our golf business operations and are looking for alternative business opportunities. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

Results and Comparison for Fiscal Years

Fiscal year ended June 30, 2006 resulted in a net loss of $147,909 compared to a net loss of $84,538 for the fiscal year ended June 30, 2005. The Basic and Diluted Loss per Share for fiscal year 2006 and 2005 was $.07. Details of changes in revenues and expenses can be found below.

Revenues

For the fiscal year ended June 30, 2006, we had total revenues of $43,812 down $15,641 or approximately 26% from revenues of $59,453 for fiscal year 2005. Our revenues decreased as a result of the increase in large discount retailers like Wal-Mart, Costco, Sam's Club, the entrance of Uinta Golf in our geographical market and online activity from golf equipment web sites. We have decreasing revenues for each quarter during the last two fiscal years. We anticipate that if we stay in the retail golf equipment business, our revenues would likely continue to decrease. We have concluded that we should terminate our golf business operations. Our business has been seasonal and with April, May and June and the Christmas season being the periods in which our revenues were typically the greatest.

Cost of Goods Sold. As a result of our lower sales in fiscal 2006 compared to fiscal 2005, our cost of goods sold decreased to $37,767 from $43,877.

Operating Expenses. Our operating expenses in 2006 increased to $141,313 from $82,526 in 2005, an increase of $58,787, or 72%. The increase in general and administrative expenses is a result of an increase in professional fees and the recognition of unpaid salaries.

Interest Expense. We borrowed the funds necessary to purchase the building in which our retail store is located. Interest expense consists of interest accrued on the mortgage. We also incurred interest on the other short term debt. Interest was $13,082 for the year ended June 30, 2006 compared to $17,620 for the year ended June 30, 2005.

Liquidity and Capital Resources

We are currently unable to finance our operations from operating activities and historically have relied on private placements of common stock and preferred stock to fund our operations. Subsequent to our year end on June 30, 2005 we completed our public offering with gross offering proceeds of $200,000 and net offering proceeds of approximately $148,246.

Since our inception, we have financed our operations through the sale of common stock ($159,970, net proceeds) and issuance of Series A Preferred Stock ($18,000 net cash proceeds). During 2003 and 2004 through June 30, 2006, we have received loans from our officers and shareholders to fund our operating costs. The loans were made in various amounts as needed. These loans bore interest at the rate of 10% per annum, were unsecured and were due on demand. These loans have been repaid with cash payments and with the issuance of shares of our common stock. A summary of the loans is as follows:

Lender	Date of Loan	Loan Amount

Roycemore Corporation (2)	7/15/03	$5,000
Roycemore Corporation (2)	8/02/03	$2,500
Roycemore Corporation (2)	8/15/03	$10,000
Roycemore Corporation (2)	12/05/03	$1,250
Roycemore Corporation (2)	12/09/03	$1,250
Mark Scharmann	1/24/04	$1,000
Mark Scharmann	2/07/04	$3,000
Curtis Kaminska	2/11/04	$2,500
Roycemore Corporation (2)	5/06/04	$1,500
Paul Larsen	6/30/04	$3,500
Paul Larsen	8/14/04	$5,000
Roycemore Corporation (2)	8/17/04	$5,000
Paul Larsen	10/08/04	$5,000
Roycemore Corporation (2)	11/03/04	$2,000
Curtis Kaminska	11/12/04	$2,000
Hyacinth Resources (3)	11/22/04	$1,500
Roycemore Corporation (2)	5/06/05	$5,000
Hyacinth Resources (3)	3/27/06	$2,500
Roycemore Corporation (2)	3/27/06	$2,500
Mark Scharmann	8/20/06	$2,500
Hyacinth Resources (3)	8/04/06	$2,500
Hyacinth Resources (3)	9/29/06	$2,500
Various Non-Management Shareholders (4)	various dates	$91,300

Total Principal		$160,800

(1) Officers and Directors of the Company
(2) An affiliate of our president Mark Scharmann
(3) An affiliate of our Director Douglas P. Morris
(4) Twenty-one non-management shareholders

During the year ended June 30, 2005, we repaid $3,000 of these loans and interest accrued thereon. As of July 15, 2005 the total principal and interest due on these loans was $125,573. Subsequent to June 30, 2005, we paid $89,114 toward these loans in cash and $38,900 with the issuance of shares. The current balance remaining on these loans is $40,500 in principal and accrued interest of approximately $1,900 as of October 20, 2006.

At June 30, 2006 we had total assets of $131,491 of which $9,558 was cash. At June 30, 2005 we had total assets of $142,186 of which $5,085 was cash. As of June 30, 2006 we had $26,100 plus accrued interest in loans from shareholders.

Our total liabilities at June 30, 2006 were $153,175 including $88,906 for our mortgage to Barnes Banks. Interest accrues on the mortgage at the rate of 7.75% per annum. We make monthly payments of $850 and the entire amount of the mortgage is due in a balloon payment in December 2010. At June 30, 2006, we had notes payable of $26,100 to shareholders. At June 30, 2005, our total liabilities were $318,976.

Our stockholders’ equity at June 30, 2006 was a negative $100,385 compared to stockholders’ equity at June 30, 2005 of a negative $176,790.

Cash provided by financing activities was approximately $107,527 for the fiscal year ended June 30, 2006, and $48,392 for the fiscal year ended June 30, 2005. In 2006 and 2005, the cash provided by financing activities resulted primarily from loans from shareholders. These financing activities were primarily stock sales in 2006 and loans from shareholders in 2005.

We have sustained losses of $147,909 and $84,538 for the years ended June 30, 2006 and June 30, 2005, respectively. In addition, operating activities have used cash of $101,756 and $54,964 for the years ended June 30, 2006, and 2005, respectively.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing, and ultimately to attain profitable operations. We intend to repay some of our debt through the liquidation of our assets and the completion of a merger transaction with Interpath Pharmaceuticals. We intend to attempt to repay some of our debt through the conversion of our debt into shares of our common stock. We have not entered into any binding agreements regarding the repayment of our debt with the issuance of our common stock.

If we do not complete the Interpath merger, we will have no working capital and will be an inactive company There is no assurance, however, that these efforts will result in profitable operations or in our ability to meet obligations when due.

As described elsewhere in this section and in Item 1 of this Form 10-KSB, we have decided to terminate our golf operations and liquidate our assets.

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

Forward Outlook and Risks

This Form 10-KSB contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Ogden Golf are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

Our recurring operating losses, working capital deficit and negative cash flow from operations cause substantial doubt about our ability to continue our business.

We have incurred significant operating losses since our inception. At June 30, 2006, our accumulated deficit was $520,515. There can be no assurance that we will ever operate at a profit. We expect to continue experiencing losses at least for the foreseeable future. We expect to continue to incur significant sales and marketing and administrative expenses. Our auditor=s report dated October 16, 2006 on our financial statements for the year ended June 30, 2006 included a going concern qualification which stated that there was substantial doubt as to our ability to continue as a going concern.

The recent opening of a competitor’s store adversely affected our sales.

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

We have audited the accompanying balance sheets of Ogden Golf Co. Corporation (a Utah corporation), as of June 30, 2006 and 2005, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Ogden Golf Co. Corporation as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Spector and Wong, LLP
Pasadena, California
October 16, 2006

OGDEN GOLF CO. CORPORATION

BALANCE SHEETS

As of June 30,	2006	2005
ASSETS
Current Assets
Cash	$9,558	$5,085
Inventories	13,297	27,583
Prepaid Insurance	540	546
Loan to Officer	11,696	10,837
Total Current Assets	35,091	44,051

Property and Equipment, Net of Accumulated Depreciation of $16,406 and $13,684, respectively	92,400	94,135

Investments	4,000	4,000
Total Other Assets	4,000	4,000

TOTAL ASSETS	$131,491	$142,186

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$33,585	$32,509
Accrued Expenses	62,833	40,585
Unearned Income	1,320	1,080
Credit Bankcard	19,132	36,337
Notes Payable, Stockholders	26,100	113,800
Current Portion of Long-term Debt	10,205	94,665
Total Current Liabilities	153,175	318,976

Long-term Debt	78,701	-

Stockholders' Deficit
Series A Preferred Stock, $0.20 stated value, authorized 100,000 shares; issued and outstanding none and 95,000 shares	-	19,000
Common Stock, no par value, authorized 100,000,000 shares; issued and outstanding 2,735,909 and 1,238,500	415,284	171,970
Paid-in Capital	4,846	4,846
Accumulated Deficit	(520,515)	(372,606)
Total Stockholders Deficit	(100,385)	(176,790)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$131,491	$142,186

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2006	2005
Sales	$43,812	$59,453

Cost of Sales	37,767	43,877

Gross Profit	6,045	15,576

Selling, General and Administrative Expenses	141,313	82,526

Operating Loss	(135,268)	(66,950)

Other Income (Expenses):
Interest Income	541	132
Interest Expenses	(13,082)	(17,620)
Total Other Expenses	(12,541)	(17,488)

Net Loss Before Taxes	(147,809)	(84,438)

Provision for Income Taxes	100	100

Net Loss	$(147,909)	$(84,538)

Basic and Diluted Net Loss Per Share	$(0.07)	$(0.07)

Weighted Average Number of Common Shares	2,094,303	1,233,500

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended June 30, 2006 and 2006

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2004	95,000	19,000	1,238,500	171,970	4,846	(288,068)	(92,252)
Net loss for the Fiscal Year						(84,538)	(84,538)
Ending June 30, 2005
Balance at June 30, 2005	95,000	19,000	1,238,500	171,970	4,846	(372,606)	(176,790)

Conversion of Series A Preferred
Stock into Common Stock; 1 to 10	(95,000)	(19,000)	950,000	19,000

Conversion of Notes Payable into
Common Stock			130,409	39,123

Issuance of Common Stock in Cash			400,000	180,091

Issuance of Common Stock for
Accrued Expenses			17,000	5,100

Net Loss for the Fiscal Year
Ending June 30, 2006						(147,909)	(147,909)
Balance at June 30, 2006	-	$-	2,735,909	$415,284	$4,846	$(520,515)	(100,385)

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION

STATEMENTS OF CASH FLOWS

For the years ended June 30,	2006	2005
Cash Flow from Operating Activities:
Net Loss	$(147,909)	$(84,538)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and Amortization	2,723	3,025
(Increase) Decrease in:
Inventories	14,286	(1,557)
Prepaids	6	387
Interest receivable on officer's loan	(549)	(487)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	29,447	28,216
Unearned Income	240	(10)
Net Cash Used in Operating Activities	(101,756)	(54,964)

Cash Flow from Investing Activities
Addition to Fixed Assets	(988)	(219)
Increase in Loan to Officer	(310)	-
Net Cash Used in Investing Activities	(1,298)	(219)

Cash Flow from Financing Activities:
Additions to Credit Bankcard	-	1,144
Payments to Credit Bankcard	(17,205)	-
Repayments of Long-term Debt	(5,759)	(10,552)
Cash received from stockholders' loan	41,100	57,800
Repayments to stockholders' loan	(90,700)	-
Proceeds from sale of stock	180,091	-
Net Cash Flow Provided by Financing Activities	107,527	48,392

Net Increase (Decrease) Increase in Cash	4,473	(6,791)

Cash Balance at Beginning of Year	5,085	11,876

Cash Balance at End of Year	$9,558	$5,085

Supplemental Disclosures of Cash Flow Information
Interest Paid	$8,524	$6,966

Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for:
Notes payable to stockholders and accrued interest	$39,123	$-
Accrued expenses	5,100	-
Conversion of preferred stock	19,000	-
	$63,223	$-

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

Revenue Recognition Revenue is recognized at the point of sales or as goods are delivered to and accepted by customers and are billable, provided that no significant obligations remain and collectibility is reasonably assured. Recognition of revenue from sale of gift certificates is deferred until the certificates are redeemed for merchandise or expire one year from date of purchase.

Cash and Cash Equivalents For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Inventories Inventories are valued at the lower of cost or market (first-in, first-out) or net realizable value.

Property and Equipment Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years. Depreciation expense for years ended June 30, 2006 and 2005 was $2,723 and $2,659, respectively.

Amortization of Loan Cost Loan cost is stated at cost and are amortized using the straight-line method over the life of the loan, which is 5 years. Amortization expense for the year ended June 30, 2005 was $366, and the cost was fully amortized in 2005.

Investment The Company owns twelve collectible sets of golf clubs that were purchased at a cost of $4,000. The company has no intention to sell any of the collectible sets in the near future. The Company recorded this purchase as an investment.

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount that will more likely than not be realized.

Advertising Costs All costs associated with advertising and promoting the Company’s goods and services are expensed as incurred. Advertising expense for the years ended June 30, 2006 and 2005 was $972 and $1,276, respectively.

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the conversion of preferred stock are anti-dilutive for the period presented. Equivalent common shares excluded from diluted net loss per share totaled 712,500 and 950,000 for years ended June 30, 2006 and 2005, respectively.

New Accounting Standards: In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In 2006, the FASB has also issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” and SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statement.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effective adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe this pronouncement will have a material impact in its financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company’s current accounting under APB 25. SFAS 123(R) is effective for the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).

The Company plans to use the modified prospective method to adopt this new standard and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the financial statements of the Company.

NOTE 3- GOING CONCERN

The Company has incurred substantial losses, has accumulated deficit, and needs additional working capital. Those matters raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company is developing a plan to reduce operating expenses and obtain an infusion of capital through either public or private investment.

As disclosed in Note 11, the Company has completed its initial public offering in July 2005 and raised $180,091 net of offering costs.

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements

NOTE 3- GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent on management’s successful reduction of operating expenses and successful capital infusion. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	As of June 30,
	2006	2005
Building and improvements	$ 96,600	$ 96,600
Equipment	2,207	1,219
Land	10,000	10,000
	108,807	107,819
Less accumulated depreciation	(16,407)	(13,684)

Property and Equipment, net	$ 92,400	$ 94,135

NOTE 5 - LOAN TO OFFICER

The Company had a loan receivable from an officer, CEO, which bears interest at 5% per annum and is due on demand. As of June 30, 2006 and 2005, the loan balance was $11,696 and $10,837, respectively, including an interest receivable of $542 and $1,880, respectively.

NOTE 6 - ACCRUED EXPENSES

As of June 30, 2006 and 2005, accrued expenses consisted of the following:

	As of June 30,
	2006	2005
Accrued salaries and payroll taxes	$ 55,006	$ 22,831
Accrued professional fees	7,000	7,000
Accrued interest	727	10,654
Accrued income tax	100	100
	$ 62,833	$ 40,585

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements

NOTE 7 - CREDIT BANKCARD

The Company had a business credit bankcard with a financial institution. The credit bankcard has a $38,000 credit limit and carries an interest rate 14.00% for purchases at June 30, 2006. The outstanding balance on this credit bankcard as of June 30, 2006 and 2005 was $19,132 and $36,337, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had notes payable to stockholders in the amounts of $26,100 and $113,800 as of June 30, 2006 and 2005, respectively. The notes bear interest at 10% per annum and due in demand. The accrued interest related to notes payable to stockholders is $727 as of June 30, 2006.

On July 10, 2006, the board of Directors approved to pay an officer an annual salary of $35,000 from beginning of fiscal year 2002 to June 30, 2006. All unpaid salaries were accrued interest at 10% per annum.

As of June 30, 2006, the balance of the accrued Salaries, including related accrued interest, was $51,742.

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:

	As of June 30,
	2006	2005
Note payable to a bank, due in monthly installments of $850, including 7.75% fixed interest rate, with a balloon payment due in December 2010. Secured by real property and equipment	$ 88,906	$ 94,666

Less: current portion	(10,205)	(94,666)

Long-term debt	$ 78,701	$ -

The Company refinanced the long term loan in December 2005, and lowered its monthly installments from $1,608 to $850.

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements

NOTE 10 - PREFERRED STOCKS

The Company is authorized to issue 5,000,000 shares of no par value preferred stock. On December 19, 2002 the Company designated 100,000 shares of preferred stock as “Series A Preferred Stock.” Series A preferred stock has a stated value of twenty cents. The preferred stock is either to be redeemed by the Company at the stated value or convertible to common stock at a ratio of 10 shares of common stock to 1 share of preferred stock if either of two contingencies occur: 1) The company shows a net profit for any period through June 30, 2005; or 2) the total stockholders’ equity balance of the Company increases more than $100,000 between June 30, 2002 and June 30, 2005. None of these contingencies had occurred.

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

NOTE 11 - COMMON STOCKS

On March 31, 2006, the Company converted notes payable to stockholders and accrued interest in a total of $3,723 into 12,409 shares of the Company’s common stocks.

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

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements

NOTE 12 - INCOME TAX

Provisions for income tax consist of a state minimum tax of $100 for both years ended June 30, 2006 and 2005.

As of June 30, 2006, the Company has net operating loss carryforwards, approximately of $497,695 to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2026. The Company’s ability to utilize its net operating loss carryforward is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The net deferred tax assets consist of the following:

	June 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$ 189,125	$ 131,982
Contribution carryover	764	764
Less: valuation allowance	(189,889)	(132,746)
Total net deferred tax assets	$ -	$ -

NOTE 13 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For years ended June 30,
	2006	2005
Numerator:
Net Loss	$ (147,909)	$ (84,538)

Denominator:
Weighted average common shares outstanding	2,094,303	1,233,500

Basic and diluted net loss per share	$ (0.07)	$ (0.07)

OGDEN GOLF CO. CORPORATION
Notes to Financial Statements

NOTE 14 - SEGMENT INFORMATION

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

NOTE 15 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2006.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 16 - WHOLLY OWNED SUBSIDIARY

In January 2003 the Company formed Ogden Discount Golf, Inc. as a wholly-owned subsidiary. The Company intends to transfer its retail golf operations and related assets and liabilities to the subsidiary. At June 30, 2006, the subsidiary was inactive and none of the Company’s operations, assets or liabilities had been transferred to the subsidiary.

NOTE 17 - SUBSEQUENT EVENT

The Company is pending a reverse merger with a privately held company subject to certain conditions.

The Company is liquidating its assets and is in the process of ceasing its operations.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended June 30, 2006, Spector & Wong did not identify any deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

There has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The current directors and officers of Ogden Golf who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

Mark A. Scharmann	48	President/Director
Douglas P. Morris	51	Vice President Director
Robert R. Peterson	51	Secretary/Treasurer/Director
Paul Larsen	48	Director and President of Ogden Discount Golf
Curtis Kaminska	48	Director

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

Compliance with Section 16(a)

Not applicable

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year Ended 6/30	($) Salary	($) Bonus	Other Annual Compensation ($)	Restrict Stock Awards ($)	Option/SAR’s (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul	2006	$35,000	-0-	-0-	-0-	-0-	$-0-	$-0-
Larsen *	2005	$35,000	-0-	-0-	-0-	-0-	-0-	-0-
President	2004	$35,000	-0-	-0-	-0-	-0-	-0-	-0-

* Mr. Larsen is no longer the President of Ogden Golf, but is the President of our wholly owned subsidiary. In the year ended June 30, 2006, $23,750 of the salary was paid to Mr. Larson and the balance was accrued. In the year ended June 30, 2005, $15,750 of the salary was paid to Mr. Larsen and the balance was accrued.

Mark A. Scharmann, the current president of the Ogden Golf received no compensation from Ogden Golf since its formation.

Options Grants in Last Fiscal Year

There were no grants of stock options made during the fiscal year ended June 30, 2006.

Stock Options Held at End of Fiscal 2006

No stock options or stock appreciation rights were owned by our officers and directors at June 30, 2006, the end of our last fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our Common Stock beneficially owned as of October 20, 2006 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

Name and Address of Beneficial Owner	Shares Owned (1)

Paul Larsen	680,000	24.9%
Douglas P. Morris (2)	732,500	26.8%
Mark A. Scharmann (3)	332,500	12.2%
Robert R. Peterson	30,000	1.1%
Curtis Kaminska	10,000	.4%

All officers and Directors as a group (5 persons) (1)	1,785,000	65.2%

Total Shares Issued	2,735,909	100%

(1) Represents common stock.

(2) Includes 732,500 shares of common stock owned by Hyacinth Resources, Inc., an affiliate of Mr. Morris. Hyacinth Resources, Inc. is a Utah corporation owned by Mr. Morris and is used by Mr. Morris to make investments in various ventures. It has no operations except for the ownership of securities.

(3) Includes 280,000 shares of common stock owned by Scharmann and 52,500 shares owned of record by Roycemore Corporation and affiliate of Mr. Scharmann. Mr. Scharmann is a shareholder of Roycemore Corporation and his wife Rachel Scharmann is an officer of Roycemore Corporation. Apart from Mr. Scharmann’s involvement in both Ogden Golf and Roycemore Corporation, there is no affiliation between Ogden Golf and Roycemore Corporation.

Outstanding Options and Warrants

Except as disclosed in this paragraph, we had no outstanding warrants as of October 20, 2006. In connection with our public offering which closed in July 2005, we have agreed to sell to ACAP Financial, Inc., our underwriter, for a price of $100, Warrants (“Underwriter Warrants”) to purchase shares of our common stock (an amount equal to 10% of the total shares sold by ACAP pursuant to this offering). The Underwriter’s Warrants could not be exercised, sold, transferred, assigned or hypothecated until April 14, 2006, except that Warrants to be acquired by the Underwriter may be assigned or transferred to the officers of the Underwriter, to participating dealers that sell shares in the offering, or to such participating dealers’ officers. The Warrants will be exercisable for a period of four years commencing April 14, 2006. The purchase price of the shares underlying the Warrants is $.83 per share during the exercise period. The warrants carry certain registration rights.

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

Hyacinth Resources, Inc., an affiliate of Douglas P. Morris, a director of the Company, purchased 70,000 shares of our Series A Preferred Stock from us for $14,000. The 70,000 shares of Series A Preferred Stock were converted into 700,000 shares of our common stock.

Mark A. Scharmann, an officer and director of the Company, purchased 20,000 shares of our Series A Preferred Stock from us for $4,000. The 20,000 shares of Series A Preferred Stock were converted into 200,000 shares of our common stock.

Officers and stockholders of Ogden Golf have made loans to Ogden Golf. Each of these loans was payable on demand bore interest at 10% per annum and is unsecured. The following chart provides information about those loans made by officers directors and stockholders of Ogden Golf:

Lender	Date of Loan	Loan Amount

Roycemore Corporation	7/15/03	$5,000
Roycemore Corporation	8/02/03	$2,500
Roycemore Corporation	8/15/03	$10,000
Roycemore Corporation	12/05/03	$1,250
Roycemore Corporation	12/09/03	$1,250
Mark Scharmann	1/24/04	$1,000
Mark Scharmann	2/07/04	$3,000
Curtis Kaminska	2/11/04	$2,500
Roycemore Corporation	5/06/04	$1,500
Paul Larsen	6/30/04	$3,500
Paul Larsen	8/14/04	$5,000
Roycemore Corporation	8/17/04	$5,000
Paul Larsen	10/08/04	$5,000

Lender	Date of Loan	Loan Amount

Roycemore Corporation	11/03/04	$2,000
Curtis Kaminska	11/12/04	$2,000
Hyacinth Resources	11/22/04	$1,500
Roycemore Corporation	5/06/05	$5,060
Hyacinth Resources	3/27/06	$2,500
Roycemore Corporation	3/27/06	$2,500
Roycemore Corporation	8/02/06	$2,500
Hyacinth Resources	8/04/06	$2,500
Hyacinth Resources	9/29/06	$2,500
Non-Management Shareholders	various dates	$91,300

ITEM 13.  EXHIBITS

A. Exhibits

Exhibit Number	Exhibit

1.1	Underwriter Warrant Agreement *
3.1	Articles of Incorporation *
3.2	Amendment to Articles of Incorporation *
3.3	Bylaws *
10.1	Promissory Note - Barnes Bank *
10.2	Business Loan Agreement *
10.3	Security Agreement *
10.4	Promissory Note-Paul Larsen*
14.1	Code of Ethics**
31.1	Certificate
31.2	Certificate
32.1	Certificate
32.2	Certificate

* Previously filed in connection with registration statement on Form SB-2

** Previously filed

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

Spector & Wong has been reappointed to audit the consolidated financial statements of the Company for the year ending June 30, 2006 and to report the results of their audit to the Audit Committee of the Board of Directors.

Fees billed to the Company by Spector & Wong

		2005	2006
(1)	Audit Fees	$14,700	$18,500
(2)	Tax Fees	$750	$750
(3)	All Other Fees	$-	$-

(1)
Audit fees billed to the Company by Spector & Wong were for all professional services performed in connection with the audit of the Company's annual financial statements and review of those financial statements, reviews of our quarterly reports on Form 10-QSB. Audit fees during the year ended June 30, 2006 also included audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act regarding our internal controls over financial reporting.

(2)	Tax services generally include fees for services performed related to tax compliance, consulting services.

(3)	Spector & Wong did not bill the Company for other services during 2006 and 2005.

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

OGDEN GOLF CO. CORPORATION

Dated: October 31, 2006	By: /s/ Mark A. Scharmann
Mark A. Scharmann
President
Principal Executive Officer
Principal Accounting Officer

Dated: October 31, 2006	By: /s/ Robert R. Peterson
Robert R. Peterson
Secretary/Treasurer
Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Title	Signature

October 31, 2006	President and	/s/ Mark A. Scharmann
	Director	Mark A. Scharmann

October 31, 2006	Sec/Treas/and	/s/ Robert R. Peterson
	Director	Robert R. Peterson

October 31, 2006	Vice President	/s/ Douglas P. Morris
	Director	Douglas P. Morris

October 31, 2006	Director	/s/ Paul Larsen
Paul Larsen

October 31, 2006	Director	/s/ Curtis Kaminska
Curtis Kaminska