Form 10QSB
period 2006-09-30
OGDEN GOLF CO CORP
filed 2006-11-27
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
OR
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

Common Stock outstanding at November 20, 2006, 2,735,909 shares of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
OGDEN GOLF CO. CORPORATION

For the Quarter ended September 30, 2006

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION
Page of
Form 10-QSB

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

OGDEN GOLF CO. CORPORATION
Balance Sheet (Unaudited)

As of September 30,	2006
ASSETS
Current Assets
Cash	$5,232
Inventories	3,985
Prepaid Insurance	282
Loan to Officer	11,833
Total Current Assets	21,332

Property and Equipment, Net of Accumulated Depreciation of $17,117	91,690

Other Assets
Investments	4,000
Total Other Assets	4,000

TOTAL ASSETS	$117,022

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$46,711
Accrued Expenses	61,402
Unearned Income	240
Credit Bankcard	19,491
Notes Payable, Stockholders	34,600
Current Portion of Long-term Debt	10,205
Total Current Liabilities	172,649

Long-term Debt	77,899

Stockholders' Deficit
Series A Preferred Stock, $0.20 stated value, authorized 100,000 shares; issued and outstanding none	-
Common Stock, no par value, authorized 100,000,000 shares; issued and outstanding 2,735,909	415,284
Paid-in Capital	4,846
Accumulated Deficit	(553,656)
Total Stockholders Deficit	(133,526)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$117,022

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION
Statements of Operations (Unaudited)

For the three months ended September 30,	2006	2005
Sales	$13,041	$15,440

Cost of Sales	14,061	12,399

Gross Profit	(1,020)	3,041

Selling, General and Administrative Expenses	27,618	23,961

Operating Loss	(28,638)	(20,920)

Other Income (Expenses):
Interest Income	137	34
Interest Expenses	(4,539)	(4,328)
Total Other Expenses	(4,402)	(4,194)

Net Loss Before Taxes	(33,040)	(25,114)

Provision for Income Taxes	100	100

Net Loss	$(33,140)	$(25,214)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares	2,735,909	1,773,500

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION
Statements of Cash Flows (Unaudited)

For the three months ended September 30,	2006	2005
Cash Flow from Operating Activities:
Net Loss	$(33,140)	$(25,214)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation	710	660
(Increase) Decrease in:
Inventories	9,312	2,333
Prepaids	258	327
Interest receivable on officer's loan	(137)	(134)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	11,694	(35,759)
Unearned Income	(1,080)	35
Net Cash Used in Operating Activities	(12,383)	(57,752)

Cash Flow from Investing Activities
Net Cash Used in Investing Activities	-	-

Cash Flow from Financing Activities:
Additions to Credit Bankcard	-	(18,745)
Payments to Credit Bankcard	359	-
Repayments of Long-term Debt	(802)	(2,836)
Cash received from stockholders' loan	8,500	3,500
Repayments to stockholders' loan	-	(78,200)
Proceeds from sale of stock	-	180,091
Net Cash Flow Provided by Financing Activities	8,057	83,810

Net Increase (Decrease) Increase in Cash	(4,326)	26,058

Cash Balance at Beginning of Year	9,558	5,085

Cash Balance at End of Year	$5,232	$31,143

Supplemental Disclosures of Cash Flow Information
Interest Paid	$2,673	$12,901

Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for:
Notes payable to stockholders and accrued interest	$-	$35,400
Accrued expenses	-	5,100
	$-	$40,500

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Ogden Golf Co. Corporation (“the Company”) was incorporated in Utah on May 10, 2000. The Company is engaged in the marketing and sales of golf equipment and supplies to customers generally located in the state of Utah.

The Company is ceasing its operations and liquidating its inventory below the cost.

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

Property and Equipment Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years. Depreciation expense for the three months ended September 30, 2006 and 2005 was $710 and $660, respectively.

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

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs All costs associated with advertising and promoting the Company’s goods and services are expensed as incurred. Advertising expense for the three months ended September 30, 2006 and 2005 was $175 and $120, respectively.

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the conversion of preferred stock are anti-dilutive for the period presented. Equivalent common shares excluded from diluted net loss per share totaled zero and 950,000 for the three months ended September 30, 2006 and 2005, respectively.

New Accounting Standards: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In September 2006, the FASB issued Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its financial statements.

The FASB has also issued FAS 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, FAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

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

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

As of September 30, 2006, property and equipment is summarized as follows:

Building and improvements	$ 96,600
Equipment	2,207
Land	10,000
108,807
Less accumulated depreciation	(17,117)

Property and Equipment, net	$ 91,690

NOTE 5 - LOAN TO OFFICER

The Company had a loan receivable from an officer, CEO, which bears interest at 5% per annum and is due on demand. As of September 30, 2006, the loan balance was $11,833, including interest receivable of $679.

NOTE 6 - ACCRUED EXPENSES

As of September 30, 2006, accrued expenses consisted of the following:

Accrued salaries and payroll taxes	$ 55,985
Accrued professional fees	4,000
Accrued interest	1,317
Accrued income tax	100
$ 61,402

NOTE 7 - CREDIT BANKCARD

The Company had a business credit bankcard with a financial institution. The credit bankcard has a $38,000 credit limit and carries an interest rate 14.25% for purchases at September 30, 2006. The outstanding balance on this credit bankcard as of September 30, 2006 was $19,491.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had notes payable to stockholders in the amounts of $34,600 as of September 30, 2006. The notes bear interest at 10% per annum and due in demand. The accrued interest related to notes payable to stockholders is $1,317 as of September 30, 2006.

On July 10, 2006, the board of Directors approved to pay an officer an annual salary of $35,000 from beginning of fiscal year 2002 to June 30, 2006. All unpaid salaries were accrued interest at 10% per annum.

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

As of September 30, 2006, the balance of the accrued Salaries, including related accrued interest, was $53,018.

NOTE 9 - LONG-TERM DEBT

As of September 30, 2006 long-term debt consists of the following:

Note payable to a bank, due in monthly installments of $850, including 7.75% fixed interest rate, with a balloon payment due in December 2010. Secured by real property and equipment	$ 88,104

Less: current portion	(10,205)

Long-term debt	$ 77,899

NOTE 10 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended
	September 30,
	2006	2005
Numerator:
Net Loss	$ (33,140)	$ (25,214)

Denominator:
Weighted average common shares outstanding	2,735,909	1,773,500

Basic and diluted net loss per share	$ (0.01)	$ (0.01)

NOTE 11 - SEGMENT INFORMATION

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

OGDEN GOLF CO. CORPORATION
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 12 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2006.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 13 - PENDING BUSINESS COMBINATION

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

We have been undercapitalized since our inception and have relied upon friends and relatives to fund our operating losses, primarily through purchases of our stock and debt in private transactions. Our plan was to increase our advertising and marketing efforts in Ogden and in surrounding areas. We have been unsuccessful in our business operation and we are now in the process of liquidating our assets, repaying our creditors and attempting to enter into other business activities. We have entered into a Merger Agreement to participate in a reverse merger transaction which is described below.

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

Change of Business Direction

Because of our lack of success in the retail golf equipment business, in 2006 our Board of Directors has considered various business strategies and alternatives. On May 25, 2006, InterPath Pharmaceuticals, Inc., a Delaware corporation (“InterPath Pharmaceuticals”), signed a letter of intent with Ogden Golf for the merger of InterPath Pharmaceuticals with and into a newly-formed, wholly-owned subsidiary of Ogden Golf (the “Merger”). On November 21, 2006 we signed a definitive Merger Agreement with InterPath Pharmaceuticals. There can be no assurance that the Merger will be completed. The Merger is subject to numerous financial and other conditions including the raising of $5,000,000. We will file a Form 8-K with the Securities and Exchange Commission to provide additional disclosure about the proposed Interpath Pharmaceutical transaction.

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

If we are unable to close the Merger Agreement with Interpath Pharmaceuticals, it is possible that we will attempt to effect a business combination with another Target Business. To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenue or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurance that we will properly ascertain or assess all risks.

Results and Comparison for Quarter Ended September 30

For the three months ended September 30, 2006 we had a net loss of $33,140 compared to a net loss of $25,214 for the three months ended September 30, 2005. This increase in the loss primarily results from (1) a decrease in revenues; and (2) an increase in general and administrative expenses. Details of changes in revenues and expenses can be found below.

Revenues

For the three months ended September 30, 2006, we had total revenues of $13,041 down $2,399 or approximately 16% from revenues of $15,440 for the three months ended September 30, 2005. Our revenues decreased as a result of the increase in large discount retailers like Wal-Mart, Costco, Sam's Club, the entrance of Uinta Golf in our geographical market and online activity from golf equipment web sites. We anticipate that if we stay in the retail golf equipment business, our revenues would likely continue to decrease. We have concluded that we should terminate our golf business operations. Our business has been seasonal and with April, May and June and the Christmas season being the periods in which our revenues were typically the greatest.

Cost of Goods Sold. In the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, our cost of sales increased to $14,061 from $12,399. Although our total sales were down from the same quarter last year, our costs of sales were higher.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended September 30, 2006 increased to $27,618 from $23,961 for the three months ended September 30, 2005, an increase of $3,657 or approximately 15%.  The increase in general and administrative expenses is a result of an increase in professional fees and the recognition of unpaid salaries

Interest Expense. We borrowed the funds necessary to purchase the building in which our retail store is located. Interest expense consists of interest accrued on the mortgage. We also incurred interest on the other short term debt. Interest was $4,539 for the three months ended September 30, 2006 compared to $4,328 for the three months ended September 30, 2005.

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

The loans were made in various amounts as needed. These loans bore interest at the rate of 10% per annum, were unsecured and were due on demand. These loans have been repaid with cash payments and with the issuance of shares of our common stock. A summary of the loans is as follows:

Lender	Date of Loan	Loan Amount

Roycemore Corporation (2)	7/15/03	$5,000
Roycemore Corporation (2)	8/02/03	$2,500
Roycemore Corporation (2)	8/15/03	$10,000
Roycemore Corporation (2)	12/05/03	$1,250
Roycemore Corporation (2)	12/09/03	$1,250
Mark Scharmann	1/24/04	$1,000
Mark Scharmann	2/07/04	$3,000
Curtis Kaminska	2/11/04	$2,500
Roycemore Corporation (2)	5/06/04	$1,500
Paul Larsen	6/30/04	$3,500
Paul Larsen	8/14/04	$5,000
Roycemore Corporation (2)	8/17/04	$5,000
Paul Larsen	10/08/04	$5,000
Roycemore Corporation (2)	11/03/04	$2,000
Curtis Kaminska	11/12/04	$2,000
Hyacinth Resources (3)	11/22/04	$1,500
Roycemore Corporation (2)	5/06/05	$5,000
Hyacinth Resources (3)	3/27/06	$2,500
Roycemore Corporation (2)	3/27/06	$2,500

Lender	Date of Loan	Loan Amount

Mark Scharmann	8/20/06	$2,500
Hyacinth Resources (3)	8/04/06	$2,500
Hyacinth Resources (3)	9/29/06	$2,500
Various Non-Management Shareholders (4)	various dates	$91,300

Total Principal		$160,800

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

At September 30, we had total assets of $117,022 of which $5,232 was cash. At June 30, 2006 we had total assets of $131,491 of which $9,558 was cash. As of September 30, 2006 we had $34,600 plus accrued interest in loans from shareholders.

Our total liabilities at September 30, 2006 were $250,548 including $88,104 for our mortgage to Barnes Banks. Interest accrues on the mortgage at the rate of 7.75% per annum. We make monthly payments of $850 and the entire amount of the mortgage is due in a balloon payment in December 2010. At September 30, 2006, we had notes payable of $34,600 to shareholders.

Our stockholders’ equity at September 30, 2006 was a negative $133,526 compared to stockholders’ equity at June 30, 2006 of a negative $100,385.

Cash provided by financing activities was approximately $8,057 for the three months ended September 30, 2006, compared to $83,810 for the three months ended September 30, 2005.

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

If we do not complete the Interpath merger, we will have no working capital and will be an inactive company.  There is no assurance, however, that these efforts will result in profitable operations or in our ability to meet obligations when due.

As described elsewhere in this Form 10-QSB, we have decided to terminate our golf operations and liquidate our assets..

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on their evaluations as of September 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

OGDEN GOLF CO. CORPORATION

Dated: November 22, 2006	By: /s/ Mark A. Scharmann
President
Principal Executive Officer
Principal Accounting Officer

Dated: November 22, 2006	By: /s/ Robert R. Petersen
Secretary/Treasurer
Principal Financial Officer