Form 10QSB/A
period 2006-09-30
OGDEN GOLF CO CORP
filed 2007-01-31
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

As described elsewhere in this Form 10-QSB, we have decided to terminate our golf operations and liquidate our assets.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings. We are not a party to any legal proceeding.

Item 2.Unregistered Sales of Equity Securities. None.

Item 3.Defaults by the Company on its Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5.Other Information. None

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

OGDEN GOLF CO. CORPORATION

Dated: January 31, 2007	By: /s/ Mark A. Scharmann
Mark A. Scharmann , President
Principal Executive Officer
Principal Accounting Officer

Dated: January 31, 2007	By: /s/ Robert R. Petersen
Robert R. Petersen, Secretary/Treasurer
Principal Financial Officer