Form 10KSB/A
period 2006-06-30
OGDEN GOLF CO CORP
filed 2007-09-21
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-105075


                           OGDEN GOLF CO. CORPORATION
           (Name of Small Business Issuer as specified in its charter)

            Utah                                              87-0652870
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                            identification No.)

                      1661 Lakeview Circle, Ogden, UT 84403
                    (Address of principal executive offices)

           Issuer's telephone no., including area code: (801) 627-4442

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                    Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act) Yes [ ] No [X] (not as of June 30, 2006)

The Issuer's revenues for the fiscal year ended June 30, 2006 were $43,812.

As of October 20, 2006, there were 2,735,909 shares of the Issuer's common stock issued and outstanding of which 950,909 were held by non-affiliates. As of October 20, 2006, there was no active market for the Issuer's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                            Page

PART I                                                                         2

   Item 1. Description of Business                                             2

   Item 2. Properties                                                          5

   Item 3. Legal Proceedings                                                   5

   Item 4. Submission of Matters to a Vote of Security Holders                 5

PART II                                                                        6

   Item 5. Market for the Registrant's Common Stock
           and Related Security Holder Matters                                 6

   Item 6. Management's Discussion and Analysis
           of Financial Condition and Results of Operation
                                                                               8

   Item 7. Financial Statements                                               14

   Item 8. Changes and Disagreements with Accountants
           on Accounting and Financial Disclosure
                                                                              28

   Item 8A. Controls and Procedures                                           28

   Item 8B. Other Information                                                 28

PART III                                                                      29

   Item 9. Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  29

   Item 10. Executive Compensation                                            31

   Item 11. Security Ownership of Certain Beneficial Owners and Management    33

   Item 12. Certain Relationships and Related Party Transactions              34

   Item 13. Exhibits                                                          35

   Item 14. Principal Accountant Fees and Services                            36

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------

         Until recently, Ogden Golf Co. Corporation ("Ogden Golf", "us", or "we") was a retailer of brand-named golf clubs, bags, apparel, and accessories merchandise in its Ogden, Utah retail location. In addition, we offered custom golf club-making, fitting, repair, and tune-up services to our customers throughout Northern Utah. Our retail business was seasonal, with the heaviest sales during March, April and May, when outdoor spring activities commence, and in November and December because of holiday gift purchases. In September 2006, our Board of Directors determined that Ogden Golf's revenues and business operations were not sufficient to allow it to continue to operate in the retail golf equipment business and we are currently liquidating our assets.

         We registered shares of our capital stock with the Securities and Exchange Commission ("SEC") on Form SB-2. The registration statement was declared effective by the SEC on April 14, 2005. As a result of such registration statement, we file certain reports with the SEC under Section 15(d) of the Securities Exchange Act of 1934, as amended. Our offering was closed in July 2005. All 400,000 shares offered by Ogden Golf in the public offering were sold at $.50 per share.

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

Golf Store Operations
---------------------

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

         Through our retail store located in Ogden, Utah, we offered brand-named golf merchandise (i.e. Taylor Made, Ping, Footjoy, Nike, Datrek, Titleist, Maxfli, Spalding), including:

     o Golf club sets and individual drivers, woods, irons, wedges and putters.

     o Golf equipment and accessories, including bags, pull carts, towels, umbrellas, gloves, golf balls and tees.

     o Golf apparel, including shirts, sweaters, pullovers, wind and rain gear, shoes, hats and visors.

         In addition, we offered custom golf club-making, fitting, repair, and tune-up services. In connection with these services, we sold individual club components, including club heads, shafts, and grips. We offered reshafting, head changes and repairs for broken shafts and damaged club heads. We purchased a variety of components to custom build clubs or repair clubs. We built custom clubs with dynamics that worked within a golfer's swing. We assembled our custom clubs to meet existing swing dynamics. In doing so, we utilized two different methods to fit golfers with custom clubs: dynamic and static.

         1. Dynamic fitting is conducted in person by first evaluating a golfer's swingspeed, loading, and lie measurements, while the golfer is hitting his or her current clubs, our test clubs, and other demo clubs as we provide analytical observation. Our goal was to build an individual club or set of clubs that a golfer can use within current swing dynamics, in conjunction with an overall evaluation of the golfer's current golf game, equipment, and goals.

         2. Static fitting is generally our first step in club fitting, addressing a golfer's physical measurement and estimated club yardages.

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

Competition
-----------

         In May 2005, Uinta Golf, a Utah based retail golf store, opened a store in Riverdale, Utah, approximately six miles from our store. Uinta Golf has stores in Salt Lake City and Sandy, Utah. Since the opening of Uinta's Riverdale store, our revenues have decreased significantly. We are unable to compete with Uinta in our location. We also competed with general sporting goods stores, golf course pro shops, and discount department stores such as Wal-Mart, K-Mart.

         We were unable to effectively compete in our market.

Change of Business Direction
----------------------------

         Because of our lack of success in the retail golf equipment business, in 2006 our Board of Directors has considered various business strategies and alternatives. On May 25, 2006, InterPath Pharmaceuticals, Inc., a Delaware corporation ("InterPath Pharmaceuticals"), signed a letter of intent with Ogden Golf for the merger of InterPath Pharmaceuticals with and into a newly-formed, wholly-owned subsidiary of Ogden Golf (the "Merger"). There can be no assurance that the Merger will be completed. The Merger is subject to numerous financial and other conditions including the raising of $5,000,000 and the execution of a definitive Merger Agreement. There can be no assurance that we will enter into a definitive Merger Agreement. If we do enter into a definitive Merger Agreement, we will file a Form 8-K with the Securities and Exchange Commission to provide additional disclosure about the proposed Interpath Pharmaceutical transaction.

         If the Merger is completed, of which there is no assurance, we anticipate that Ogden Golf will effect a reverse stock split, change its domicile to the State of Delaware, change its name to Interpath Holdings, Inc., change its management and change its fiscal year.

         If the Merger is completed, we anticipate that all of InterPath Pharmaceuticals's common stock will be converted into shares of common stock of Ogden Golf. at a conversion rate that would result in the stockholders of Ogden Golf immediately prior to the Merger holding 5% of the fully diluted capitalization of after the Merger and the initial closing of the Offering. All warrants and stock options to purchase InterPath Pharmaceuticals common stock will be converted to warrants and stock options, respectively, to purchase Ogden Golf common stock, at the same conversion rate.

         InterPath Pharmaceuticals is a development stage company founded in 2001 dedicated to developing novel cancer therapeutics based on a liposomal delivery technology for antisense.

         If we do not complete the proposed Merger transaction with Interpath Pharmaceuticals, we will look for other companies that may desire to effect a reverse merger transaction with us. In such event, our business plan will be to serve as a vehicle for the acquisition of, or the merger or consolidation with another company (a `Target Business"). If this were to occur, we would utilize our limited assets, equity securities, debt securities, borrowings or a combination thereof in effecting a business combination with a Target Business which we believe has significant growth potential. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States.

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

Regulation and Environmental Compliance
---------------------------------------

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

Employees
---------

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         Our common stock is quoted on the OTC "Pink Sheets" under the symbol "OGDG". There has only been limited trading in our common stock. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                      High Bid         Low Bid
                                                    -------------    -----------

           Fiscal Year Ended June 30, 2006

                    First Fiscal Quarter                 N/A              N/A
                    Second Fiscal Quarter                $.50            $.50
                    Third Fiscal Quarter                 $.65            $.50
                    Fourth Fiscal Quarter                $.55            $.55

           Fiscal Year Ended June 30, 2007

                    First Fiscal Quarter                 $.55            $.55
                    Second Fiscal Quarter                $.75            $.55
                    (Through October 20, 2006)

Shares Issued in Unregistered Transactions
------------------------------------------

         During the calendar year ended June 30, 2006 we issued no shares of our common stock in unregistered transactions. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock issued were as follows:

                                          Number       Date of         Price per
Shareholder                              of Shares     Issuance         Share *
-------------------------------------- --------------  ------------ ------------
Hyacinth Resources Inc.                  700,000       (1)                (1)
Mark A. Scharmann                        200,000       (1)                (1)
Northcliffe Consulting, LLC               50,000       (1)                (1)
Harold J. Larsen                          12,409       3/31/06          $.30(2)
Total                                    962,409

         (1) These shares were issued in connection with the conversion of Ogden Golf's Series A Preferred Stock into shares of common stock. The Series A Preferred Stock was issued in 2004. The conversion of the Series A Preferred Stock into common stock occurred in 2006.

         (2) These shares were issued in connection with the conversion of debt.

Holders
-------

     As of October 20, 2006, there were 2,735,909 shares of common stock outstanding and approximately 74 stockholders of record. .

Dividends
---------

         We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers
--------------------------------------------------------------------------------

         None

Limitation on Directors' Liability, Charter Provisions and Other Matters
------------------------------------------------------------------------

         Utah law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors' fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations authorized by Utah law, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Utah law enables corporations to limit available relief to equitable remedies such as injunction or rescission. Our Articles of Incorporation limits the liability of our directors to us or to our stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Utah law.

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

Transfer Agent and Registrar
----------------------------

         Our transfer agent is Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, UT 84115; telephone (801) 484-7222.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Until recently, Ogden Golf operated a single retail golf equipment and golf services business. Ogden Golf's revenues were primarily derived from the sale of golf clubs, balls, shoes and other golf related equipment and products. We sold name brand clubs as well as generic type of golf clubs. Revenue was also generated from constructing golf clubs on a custom basis, from club repairs and from other golf related equipment services. Our expenses are primarily related to cost of goods sold, salaries, utilities and the repayment of the real estate loan for our facilities.

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

         In May 2005, Uinta Golf, a Utah based retail golf store, opened a store in Riverdale, Utah, approximately six miles from our store. Uinta Golf has stores in Salt Lake City and Sandy, Utah. Since the opening of Uinta's Riverdale store, our revenues have decreased significantly.

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

Results and Comparison for Fiscal Years
---------------------------------------

         Fiscal year ended June 30, 2006 resulted in a net loss of $147,909 compared to a net loss of $84,538 for the fiscal year ended June 30, 2005. The Basic and Diluted Loss per Share for fiscal year 2006 and 2005 was $.07. Details of changes in revenues and expenses can be found below.

Revenues
--------

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

Liquidity and Capital Resources
-------------------------------

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

Lender                                         Date of Loan     Loan Amount
------------------------------------------------------------- ---------------

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

         Our stockholders' equity at June 30, 2006 was a negative $100,385 compared to stockholders' equity at June 30, 2005 of a negative $176,790.

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

Recently Issued Accounting Standards
------------------------------------

         We believe that recently issued financial standards will not have a significant impact on our results of operations, financial position, or cash flows. See footnotes to the attached financial statements.

Inflation
---------

         We do not expect the impact of inflation on operations to be significant.

Interest Rate Risk
------------------

         We currently have notes payable that accrue interest at a fixed rate. We anticipate that a substantial amount of our future debt and the associated interest expense will be subject to changes in the level of interest rates. Increases in interest rates would result in incremental increases in interest expense.

Forward Outlook and Risks
-------------------------

         This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended," "will," "should," "may," "expects," "expected," "anticipates," and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent our judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to Ogden Golf are expressly qualified in their entirety by the Cautionary Statements. We disclaim, however, any intent or obligation to update our forward-looking statements.

Our recurring operating losses, working capital deficit and negative cash flow from operations cause substantial doubt about our ability to continue our business.
--------------------------------------------------------------------------------

         We have incurred significant operating losses since our inception. At June 30, 2006, our accumulated deficit was $520,515. There can be no assurance that we will ever operate at a profit. We expect to continue experiencing losses at least for the foreseeable future. We expect to continue to incur significant sales and marketing and administrative expenses. Our auditor's report dated October 16, 2006 on our financial statements for the year ended June 30, 2006 included a going concern qualification which stated that there was substantial doubt as to our ability to continue as a going concern.

The recent opening of a competitor's store adversely affected our sales.
--------------------------------------------------------------------------------

         In May 2005, Uinta Golf opened a retail store in Riverdale, Utah, approximately six miles from our store. We believe this new competition has adversely affected our revenues and will likely continue to do so. If we are not able to compete with Uinta Golf, we may not be able to continue with our current operations.

ITEM 7.           FINANCIAL STATEMENTS

                          Index to Financial Statements
                                                                        Page
                                                                        ----

Independent Auditor's Report                                             14

Balance Sheets                                                           15

Statements of Operations                                                 16

Statements of Changes in Stockholders' Deficit                           17

Statements of Cash Flows                                                 18

Notes to Financial Statements                                       19 - 27

                               SPECTOR & WONG, LLP
                          Certified Public Accountants
                            (888) 584-5577 PASADENA,
                           CA 91101 FAX (626) 584-6447
HAROLD Y. SPECTOR, CPA                                      80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA                                                     SUITE 723
                                                              PASADENA, CA 91101



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and stockholders of Ogden Golf Co. Corporation

We have audited the accompanying balance sheets of Ogden Golf Co. Corporation (a Utah corporation), as of June 30, 2006 and 2005, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Ogden Golf Co. Corporation as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spector and Wong, LLP
------------------------
Pasadena, California
October 16, 2006

OGDEN GOLF CO. CORPORATION

BALANCE SHEETS

As of June 30,                                                                 2006           2005
-----------------------------------------------------------------------------------------------------
                                               ASSETS
Current Assets
   Cash                                                                    $     9,558    $     5,085

   Inventories                                                                  13,297         27,583

   Prepaid Insurance                                                               540            546

   Loan to Officer                                                              11,696         10,837
                                                                           -----------    -----------

     Total Current Assets                                                       35,091         44,051
                                                                           -----------    -----------

Property and Equipment, Net of Accumulated Depreciation
 of $16,406 and $13,684, respectively                                           92,400         94,135


   Investments                                                                   4,000          4,000
                                                                           -----------    -----------

     Total Other Assets                                                          4,000          4,000
                                                                           -----------    -----------

    TOTAL ASSETS                                                           $   131,491    $   142,186
                                                                           ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts Payable                                                        $    33,585    $    32,509

   Accrued Expenses                                                             62,833         40,585

   Unearned Income                                                               1,320          1,080

   Credit Bankcard                                                              19,132         36,337

   Notes Payable, Stockholders                                                  26,100        113,800

   Current Portion of Long-term Debt                                            10,205         94,665
                                                                           -----------    -----------

     Total Current Liabilities                                                 153,175        318,976
                                                                           -----------    -----------


Long-term Debt                                                                  78,701           --

Stockholders' Deficit
   Series A Preferred Stock, $0.20 stated value, authorized 100,000
    shares; issued and outstanding none and 95,000 shares                         --           19,000
   Common Stock, no par value, authorized 100,000,000 shares; issued and
    outstanding 2,735,909 and 1,238,500                                        415,284        171,970

   Paid-in Capital                                                               4,846          4,846

   Accumulated Deficit                                                        (520,515)      (372,606)
                                                                           -----------    -----------

     Total Stockholders Deficit                                               (100,385)      (176,790)
                                                                           -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                           $   131,491    $   142,186
                                                                           ===========    ===========



See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended June 30,                       2006           2005
--------------------------------------------------------------------------------
Sales                                          $    43,812    $    59,453


Cost of Sales                                       37,767         43,877
                                               -----------    -----------


  Gross Profit                                       6,045         15,576


Selling, General and Administrative Expenses       141,313         82,526
                                               -----------    -----------


  Operating Loss                                  (135,268)       (66,950)

Other Income (Expenses):

  Interest Income                                      541            132

  Interest Expenses                                (13,082)       (17,620)
                                               -----------    -----------
   Total Other Expenses                            (12,541)
                                                                  (17,488)
                                               -----------    -----------


   Net Loss Before Taxes                          (147,809)       (84,438)

Provision for Income Taxes                             100            100
                                               -----------    -----------

Net Loss                                       $  (147,909)   $   (84,538)
                                               ===========    ===========

Basic and Diluted Net Loss Per Share           $     (0.07)   $     (0.07)
                                               ===========    ===========

Weighted Average Number of Common Shares         2,094,303      1,233,500







See Notes to Financial Statements



OGDEN GOLF CO. CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended June 30, 2006 and 2006
------------------------------------------------------------------------------------------------------------------------------------

                                       Preferred Stock               Common Stock
                                  -------------------------    -------------------------     Paid-in     Accumulated
                                     Shares        Amount        Shares        Amount        Capital       Deficit         Total
                                  -----------   -----------    -----------   -----------   -----------   -----------    -----------


Balance at June 30, 2004               95,000        19,000      1,238,500       171,970         4,846      (288,068)       (92,252)

Net loss for the Fiscal Year             --            --             --            --            --         (84,538)       (84,538)
  Ending June 30, 2005
                                  -----------   -----------    -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2005               95,000        19,000      1,238,500       171,970         4,846      (372,606)      (176,790)

Conversion of Series A Preferred
  Stock into Common Stock; 1 to 10    (95,000)      (19,000)       950,000        19,000          --            --             --

Conversion of Notes Payable into
  Common Stock                           --            --          130,409        39,123          --            --             --


Issuance of Common Stock in Cash         --            --          400,000       180,091          --            --             --

Issuance of Common Stock for
  Accrued Expenses                       --            --           17,000         5,100          --            --             --

Net Loss for the Fiscal Year
  Ending June 30, 2006                   --            --             --            --            --        (147,909)      (147,909)
                                  -----------   -----------    -----------   -----------   -----------   -----------    -----------
Balance at June 30, 2006                 --     $      --        2,735,909   $   415,284   $     4,846   $  (520,515)      (100,385)
                                  ===========   ===========    ===========   ===========   ===========   ===========    ===========




See Notes to Financial Statements


OGDEN GOLF CO. CORPORATION

STATEMENTS OF CASH FLOWS

For the years ended June 30,                                              2006           2005
------------------------------------------------------------------    ------------   -----------
Cash Flow from Operating Activities:
  Net Loss                                                            $  (147,909)   $   (84,538)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
   Depreciation and Amortization                                            2,723          3,025
  (Increase) Decrease in:
   Inventories                                                             14,286         (1,557)
   Prepaids                                                                     6            387
   Interest receivable on officer's loan                                     (549)          (487)
  Increase (Decrease) in:
   Accounts Payable and Accrued Expenses                                   29,447         28,216
   Unearned Income                                                            240            (10)
                                                                      -----------    -----------
  Net Cash Used in Operating Activities                                  (101,756)       (54,964)
                                                                      -----------    -----------

Cash Flow from Investing Activities
  Addition to Fixed Assets                                                   (988)          (219)
  Increase in Loan to Officer                                                (310)          --
                                                                      -----------    -----------
  Net Cash Used in Investing Activities                                    (1,298)          (219)
                                                                      -----------    -----------

Cash Flow from Financing Activities:
  Additions to Credit Bankcard                                               --            1,144
  Payments to Credit Bankcard                                             (17,205)          --
  Repayments of Long-term Debt                                             (5,759)       (10,552)
  Cash received from stockholders' loan                                    41,100         57,800
  Repayments to stockholders' loan                                        (90,700)          --
  Proceeds from sale of stock                                             180,091           --
                                                                      -----------    -----------
  Net Cash Flow Provided by Financing Activities                          107,527         48,392
                                                                      -----------    -----------


   Net Increase (Decrease) Increase in Cash                                 4,473         (6,791)
Cash Balance at Beginning of Year                                           5,085         11,876
                                                                      -----------    -----------
Cash Balance at End of Year                                           $     9,558    $     5,085
                                                                      ===========    ===========

Supplemental Disclosures of Cash Flow Information
  Interest Paid                                                       $     8,524    $     6,966

Schedule of Noncash Investing and Financing Activities:
  Issuance of common stock for:
   Notes payable to stockholders and accrued interest                 $    39,123    $      --
   Accrued expenses                                                         5,100           --
   Conversion of preferred stock                                           19,000           --
                                                                      -----------    -----------
                                                                      $    63,223    $      --
                                                                      ===========    ===========

See Notes to Financial Statements

                                                      OGDEN GOLF CO. CORPORATION
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

Ogden Golf Co. Corporation ("the Company") was incorporated in Utah on May 10, 2000. The Company is engaged in the marketing and sales of golf equipment and supplies to customers generally located in the state of Utah.

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

                                                      OGDEN GOLF CO. CORPORATION
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs All costs associated with advertising and promoting the Company's goods and services are expensed as incurred. Advertising expense for the years ended June 30, 2006 and 2005 was $972 and $1,276, respectively.

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the conversion of preferred stock are anti-dilutive for the period presented. Equivalent common shares excluded from diluted net loss per share totaled 712,500 and 950,000 for years ended June 30, 2006 and 2005, respectively.

New Accounting Standards: In June 2006, the Financial Accounting Standards Board
(FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In 2006, the FASB has also issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" and SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

                                                      OGDEN GOLF CO. CORPORATION
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statement." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effective adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe this pronouncement will have a material impact in its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

                                                      OGDEN GOLF CO. CORPORATION
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company's current accounting under APB 25. SFAS 123(R) is effective for the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R).

The Company plans to use the modified prospective method to adopt this new standard and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition. The Company's assessment of the estimated compensation charges is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company's stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the financial statements of the Company.

NOTE 3- GOING CONCERN

The Company has incurred substantial losses, has accumulated deficit, and needs additional working capital. Those matters raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce operating expenses and obtain an infusion of capital through either public or private investment.

As disclosed in Note 11, the Company has completed its initial public offering in July 2005 and raised $180,091 net of offering costs.

                                                      OGDEN GOLF CO. CORPORATION
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 3- GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent on management's successful reduction of operating expenses and successful capital infusion. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                           As of June 30,
                                                        2006           2005
                                                     -----------    -----------
        Building and improvements                    $    96,600    $    96,600
        Equipment                                          2,207          1,219
        Land                                              10,000         10,000
                                                     -----------    -----------
                                                         108,807        107,819
        Less accumulated depreciation                    (16,407)       (13,684)
                                                     -----------    -----------

         Property and Equipment, net                 $    92,400    $    94,135
                                                     ===========    ===========

NOTE 5 - LOAN TO OFFICER

The Company had a loan receivable from an officer, CEO, which bears interest at 5% per annum and is due on demand. As of June 30, 2006 and 2005, the loan balance was $11,696 and $10,837, respectively, including an interest receivable of $542 and $1,880, respectively.

NOTE 6 - ACCRUED EXPENSES

As of June 30, 2006 and 2005, accrued expenses consisted of the following:

                                                         As of June 30,
                                                    2006               2005
                                                 ----------        -----------
Accrued salaries and payroll taxes               $   55,006        $   22,831
Accrued professional fees                             7,000             7,000
Accrued interest                                        727
Accrued income tax                                      100               100
                                                 $   62,833        $   40,585
                                                 ==========        ==========

                                                      OGDEN GOLF CO. CORPORATION
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

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

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                         As of June 30,
                                                                      2006           2005
                                                                   -----------    -----------
Note payable to a bank, due in monthly installments of $850,       $    88,906    $    94,666
  including 7.75% fixed interest rate, with a balloon payment due in December 2010.  Secured by  real property and equipment

Less: current portion                                                  (10,205)       (94,666)
                                                                   -----------    -----------

Long-term debt                                                     $    78,701    $      --
                                                                   ===========    ===========

The Company refinanced the long term loan in December 2005, and lowered its monthly installments from $1,608 to $850.

                                                      OGDEN GOLF CO. CORPORATION
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 10 - PREFERRED STOCKS

The Company is authorized to issue 5,000,000 shares of no par value preferred stock. On December 19, 2002 the Company designated 100,000 shares of preferred stock as "Series A Preferred Stock." Series A preferred stock has a stated value of twenty cents. The preferred stock is either to be redeemed by the Company at the stated value or convertible to common stock at a ratio of 10 shares of common stock to 1 share of preferred stock if either of two contingencies occur:
1) The company shows a net profit for any period through June 30, 2005; or 2) the total stockholders' equity balance of the Company increases more than $100,000 between June 30, 2002 and June 30, 2005. None of these contingencies had occurred.

On June 6, 2005, the Board of Directors decided not to redeem the preferred stock and approved to extend the conversion date from June 30, 2005 to April 14, 2006.

On March 10, 2006, the Company filed Articles of Amendment to its Articles of Incorporation to amend the conditions for redemption of the Company's Series A Preferred Stock. Under the new Articles, all conditions to the exercise of the Series A preferred stock are waived. The holders of the Series A preferred stock may convert their shares of Series A preferred stock into common stock at any time from the date of filling of these Articles of Amendment until December 31, 2006. Any shares Series A preferred stock not converted by December 31, 2006 shall expire and be null and void.

On March 24, 2006, all shares of Series A preferred stock, 95,000 shares, were converted into 950,000 common shares.

NOTE 11 - COMMON STOCKS

On March 31, 2006, the Company converted notes payable to stockholders and accrued interest in a total of $3,723 into 12,409 shares of the Company's common stocks.

In July 2005, the Company completed its initial public offering where it sold 400,000 shares of common stock at the price of $0.50 per share and received net proceeds of $180,091.

In July 2005, the Company converted an accrued expense of $5,100 into 17,000 shares of the Company's common stock. The Company also converted notes payable to stockholders and accrued interest in a total of $35,400 into 118,000 shares.

                                                      OGDEN GOLF CO. CORPORATION
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 12 - INCOME TAX

Provisions for income tax consist of a state minimum tax of $100 for both years ended June 30, 2006 and 2005.

As of June 30, 2006, the Company has net operating loss carryforwards, approximately of $497,695 to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2026. The Company's ability to utilize its net operating loss carryforward is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The net deferred tax assets consist of the following:

                                                             June 30,
                                                       2006            2005
               -----------------------------------------------    ------------
               Deferred tax assets:
                Net operating loss carryforwards   $   189,125    $   131,982
                Contribution carryover                     764           764
                Less: valuation allowance             (189,889)      (132,746)
                                                   -----------    -----------
               Total net deferred tax assets       $      --      $      --
                                                   ===========    ===========

NOTE 13 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                For years ended June 30,
                                                  2006            2005
                                           ---------------------------

              Numerator:
  Net Loss                                     $  (147,909)   $   (84,538)

Denominator:
  Weighted average common shares outstanding     2,094,303      1,233,500

Basic and diluted net loss per share           $     (0.07)   $     (0.07)

                                                      OGDEN GOLF CO. CORPORATION
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 14 - SEGMENT INFORMATION

The Company is currently managed and operated as one business. The entire business is managed by a single management team that reports to the Company's President. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and dose not have separately reportable segments as defined by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

NOTE 15 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

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

NOTE 16 - WHOLLY OWNED SUBSIDIARY

In January 2003 the Company formed Ogden Discount Golf, Inc. as a wholly-owned subsidiary. The Company intends to transfer its retail golf operations and related assets and liabilities to the subsidiary. At June 30, 2006, the subsidiary was inactive and none of the Company's operations, assets or liabilities had been transferred to the subsidiary.

NOTE 17 - SUBSEQUENT EVENT

The Company is pending a reverse merger with a privately held company subject to certain conditions.

The Company is liquidating its assets and is in the process of ceasing its operations.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company's management, consisting of the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

         The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effectively serving the stated purposes.

         In addition, no changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

         The current directors and officers of Ogden Golf who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name                     Age     Position
------------------------ ------- ---------------------------------

Mark A. Scharmann        48      President/Director
Douglas P. Morris (1)    51      Vice President Director
Robert R. Petersen       51      Secretary/Treasurer/Director
Paul Larsen              48      Director and President of Ogden Discount Golf
Curtis Kaminska          48      Director

(1) Mr. Morris resigned as an officer and director in August 2007.

         Background information concerning the Company's officers and directors is as follows:

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

         Douglas P. Morris. Mr. Morris was appointed as an officer and director of Ogden Golf Co. Corporation in November 2002 and resigned in August 2007. Since 1997, Mr. Morris has been an officer and director of Celtic Investment, Inc., a publicly traded financial services company. Celtic Investment owns Celtic Bank, an FDIC insured industrial loan company chartered under the laws of the State of Utah. Since 1990, Mr. Morris has also owned and operated H & M
Capital Investments, Inc., (H & M). H & M is a privately held business consulting firm. H & M consults with privately held and publicly held corporations relating to management, merger and acquisitions, debt and equity financing, capital market access, and market support for publicly traded securities. There is no affiliation between H & M and Ogden Golf and we do not currently anticipate that we will have any affiliation with H&M in the future. Mr. Morris was an outside director of Millennium Electronics from 1997 to 1999. Millennium was involved in the computer memory and hardware business. Its operations were unsuccessful and in 1999, it terminated its operations and transferred its assets to a secured creditor. In June 2000, Mr. Morris was appointed an officer and director of Millennium. Millennium had no operations from 1999 to February 2004 and its business plan was to look for reverse merger type of acquisition. In February 2004, Millennium changed its name to Speaking

Roses International, Inc. in connection with an asset acquisition and Mr. Morris resigned as an officer and director. Mr. Morris is a director of CCC Globalcom, a Houston based telecommunications company. Mr. Morris is the owner of Hyacinth Resources, Inc., a privately held company which holds investments purchased by Mr. Morris. There is no affiliation between Hyacinth Resources and Ogden Golf and we do not currently anticipate that we will have any affiliation in the future except for Hyacinth Resources' ownership of shares of Ogden Golf. Mr.
Morris has a BA from Brigham Young University and a Masters in Public Administration from the University of Southern California.

         Mark Scharmann. Mr. Scharmann was a founder of Ogden Golf and was reappointed to the Board of Directors in November 2002. Mr. Scharmann has been a private investor and business consultant since 1981. Mr. Scharmann became involved in the consulting business following his compilation and editing in 1980 of a publication called Digest of Stocks Listed on the Intermountain Stock Exchange. In 1981 he compiled and edited an 800 page publication called the OTC Penny Stock Digest. Mr. Scharmann has not served as a business consultant for Ogden Golf, has not been compensated as a business consultant and we currently don't anticipate that he will act as a business consultant for Ogden Golf in the future. From 1982 to 1996, he was the president of Royal Oak Resources Corporation. In 1996, Royal Oak Resources completed an acquisition and in connection therewith changed its name to Hitcom Corporation. Mr. Scharmann was the President of Norvex, Inc., a blank check company which completed an acquisition and in connection therewith, changed its name to Capital Title Group, Inc. Mr. Scharmann is a promoter of Nightingale, Inc., a publicly-held corporation blank check company. He is also an officer and director of Pacific Alliance Corporation, an inactive public company which was previously in the television programming delivery business. Ogden Golf has no affiliation with any of the companies referred to in this paragraph and we do not anticipate that we will be affiliated with any of these companies in the future. Mr. Scharmann graduated from Weber State University in 1997 with a Bachelors of Integrated Studies with emphasis in Business, Psychology and Health.

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

         Robert R. Petersen. Mr. Petersen has been a director of the Company since August 2002. He is also secretary/treasurer and director of our subsidiary, Ogden Discount Golf. Mr. Petersen has been controller of Fresenius Medical Care, Ogden, Utah, since 1998. From 1997-98, he was controller of Weider Nutrition International, Salt Lake City, Utah. From 1995-97, he was controller of Autoliv, Ogden Utah. From 1989-95, he was Manager of Budgets and Pricing for Autoliv. From 1979-89, he was Senior Financial Analyst for Morton Thiokol, Promontory, Utah. He earned an MBA from the University of Phoenix in Salt Lake City in 1989, and a BS degree in Marketing and Economics from Utah State University, Logan, Utah in 1977.

Other Involvement in Certain Legal Proceedings
----------------------------------------------

         There have been no events under any bankruptcy act, no criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

No Board Committees
-------------------

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

Code of Ethics
--------------

         We have adopted a code of ethics that applies to all officers, directors and employees of the Company, a copy of which was filed as Exhibit 14 to this Form 10-KSB.

Communications with Board Members
---------------------------------

         We have not adopted a formal process by which stockholders may communicate with the Board of Directors.

Compliance with Section 16(a)

         Not applicable

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:


----------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
                                               Long Term Compensation
                         -------------------------------------- -------------------------- -----------
                                  Annual Compensation                    Awards             Payouts
                         -------------------------------------- -------------------------- ----------- ---------------
    (a)          (b)        (c)        (d)           (e)           (f)          (g)           (h)           (i)
                                                                Restrict
  Name and    Year                              Other Annual    Stock                      LTIP          All Other
 Principal    Ended      ($)                    Compensation    Awards      Option/SAR's   Payouts      Compensation
  Position      6/30      Salary    ($) Bonus        ($)           ($)          (#)           ($)           ($)
------------- ---------- ---------- ---------- ---------------- ---------- --------------- ----------- ---------------
Paul            2006      $35,000      -0-           -0-           -0-          -0-          $-0-          $-0-
Larsen *        2005      $35,000      -0-           -0-           -0-          -0-           -0-           -0-
President       2004      $35,000      -0-           -0-           -0-          -0-           -0-           -0-
------------- ---------- ---------- ---------- ---------------- ---------- --------------- ----------- ---------------

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

Stock Options Held at End of Fiscal 2006
----------------------------------------

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

Employment Agreements
---------------------

         We  have  no  written   employment   agreements  with  our  management.
Currently, we are paying Paul Larsen, a director of Ogden Golf and president and director of subsidiary, $35,000 per year.

Stock Option Plans and Other Incentive Compensation Plans
---------------------------------------------------------

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

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

         The following table sets forth information regarding shares of our Common Stock beneficially owned as of October 20, 2006 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.


 Name and Address of Beneficial Owner                  Shares Owned (1)
------------------------------------------------------ ------------------------------------
Paul Larsen                                                     680,000            24.9 %
Douglas P. Morris (2)                                           732,500            26.8 %
Mark A. Scharmann (3)                                           332,500            12.2 %
Robert R. Petersen                                              30,000             1.1 %
Curtis Kaminska                                                 10,000              .4 %

All officers and Directors as a group (5 persons) (1)           1,785,000         65.2 %

Total Shares Issued                                             2,735,909        100%

         (1) Represents common stock.

         (2) Includes 732,500 shares of common stock owned by Hyacinth Resources, Inc., an affiliate of Mr. Morris. Hyacinth Resources, Inc. is a Utah corporation owned by Mr. Morris and is used by Mr. Morris to make investments in various ventures. It has no operations except for the ownership of securities.

         (3) Includes 280,000 shares of common stock owned by Scharmann and 52,500 shares owned of record by Roycemore Corporation and affiliate of Mr. Scharmann. Mr. Scharmann is a shareholder of Roycemore Corporation and his wife Rachel Scharmann is an officer of Roycemore Corporation. Apart from Mr. Scharmann's involvement in both Ogden Golf and Roycemore Corporation, there is no affiliation between Ogden Golf and Roycemore Corporation.

Outstanding Options and Warrants
--------------------------------

         Except as disclosed in this paragraph, we had no outstanding warrants as of October 20, 2006. In connection with our public offering which closed in July 2005, we have agreed to sell to ACAP Financial, Inc., our underwriter, for a price of $100, Warrants ("Underwriter Warrants") to purchase shares of our common stock (an amount equal to 10% of the total shares sold by ACAP pursuant to this offering). The Underwriter's Warrants could not be exercised, sold, transferred, assigned or hypothecated until April 14, 2006, except that Warrants to be acquired by the Underwriter may be assigned or transferred to the officers of the Underwriter, to participating dealers that sell shares in the offering, or to such participating dealers' officers. The Warrants will be exercisable for a period of four years commencing April 14, 2006. The purchase price of the shares underlying the Warrants is $.83 per share during the exercise period. The warrants carry certain registration rights.

Equity Compensation Plan Information
------------------------------------

         We have no Equity Compensation Plans.

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

         In 2001, the Company loaned $12,480 to Paul Larsen, our then president and currently a director of Ogden Golf and president and director of subsidiary. Such loan was due September 30, 2004 but has been extended to December 31, 2005. No interest accrued on such loan prior to April 1, 2004 but interest accrues from and after April 1, 2004 at the rate of five percent per annum. The loan is unsecured. The balance of this loan as of June 30, 2006 and June 30, 2005 was $11,696 and $10,837 respectively.

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

         Officers and stockholders of Ogden Golf have made loans to Ogden Golf. Each of these loans was payable on demand bore interest at 10% per annum and is unsecured. The following chart provides information about those loans made by officers directors and stockholders of Ogden Golf:


           Lender                                 Date of Loan         Loan Amount
           ------------------------------------ -----------------  --------------------
           Roycemore Corporation                    7/15/03        $        5,000
           Roycemore Corporation                    8/02/03        $        2,500
           Roycemore Corporation                    8/15/03        $       10,000
           Roycemore Corporation                    12/05/03       $        1,250
           Roycemore Corporation                    12/09/03       $        1,250
           Mark Scharmann                           1/24/04        $        1,000
           Mark Scharmann                           2/07/04        $        3,000
           Curtis Kaminska                          2/11/04        $        2,500
           Roycemore Corporation                    5/06/04        $        1,500
           Paul Larsen                              6/30/04        $        3,500
           Paul Larsen                              8/14/04        $        5,000
           Roycemore Corporation                    8/17/04        $        5,000
           Paul Larsen                              10/08/04       $        5,000
           Roycemore Corporation                    11/03/04       $        2,000
           Curtis Kaminska                          11/12/04       $        2,000
           Hyacinth Resources                       11/22/04       $        1,500
           Roycemore Corporation                    5/06/05        $        5,060
           Hyacinth Resources                       3/27/06        $        2,500
           Roycemore Corporation                    3/27/06        $        2,500
           Roycemore Corporation                    8/02/06        $        2,500
           Hyacinth Resources                       8/04/06        $        2,500
           Hyacinth Resources                       9/29/06        $        2,500
           Non-Management Shareholders           various dates     $       91,300

ITEM 13.          EXHIBITS

         A.Exhibits

           Exhibit
           Number      Exhibit
           ----------- ---------------------------------------------------------

           1.1         Underwriter Warrant Agreement *
           3.1         Articles of Incorporation *
           3.2         Amendment to Articles of Incorporation *
           3.3         Bylaws *
           10.1        Promissory Note - Barnes Bank *
           10.2        Business Loan Agreement *
           10.3        Security Agreement *
           10.4        Promissory Note-Paul Larsen*
           14.1        Code of Ethics **
           31.1        Certificate
           31.2        Certificate
           32.1        Certificate
           32.2        Certificate

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

                                           2005                 2006
                                      ------------         ------------
(1)      Audit Fees                   $     14,700         $     18,500
(2)      Tax Fees                     $        750         $        750
(3)      All Other Fees               $       --           $       --

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

         Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Spector & Wong is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     o   approved by our Audit Committee (Board of Directors); or

     o entered into pursuant to pre-approval policies and procedures established by the Board of Directors Committee, provided the policies and procedures are detailed as to the particular service, the Board of Directors is informed of each service, and such policies and procedures do not include delegation of the Board of Directors' responsibilities to management.

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

                                        OGDEN GOLF CO. CORPORATION

Dated: September 14, 2007               By:      /s/ Mark A. Scharmann
                                        ---------------------------------------
                                                 Mark A. Scharmann
                                                  President
                                                 Principal Executive Officer
                                                 Principal Accounting Officer

Dated: September 14, 2007               By:      /s/ Robert R. Petersen
                                        ---------------------------------------
                                                 Robert R. Petersen
                                                 Secretary/Treasurer
                                                 Principal Financial Officer

         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Date                  Title            Signature
              --------------------- ---------------- --------------------------

              September 14, 2007    President and    /s/ Mark A. Scharmann
                                                     --------------------------
                                    Director         Mark A. Scharmann

              September 14, 2007    Sec/Treas/and    /s/ Robert R. Petersen
                                                     --------------------------
                                    Director         Robert R. Petersen

              September 14, 2007    Director         /s/ Paul Larsen
                                                     --------------------------
                                                     Paul Larsen

              September 14, 2007    Director         /s/ Curtis Kaminska
                                                     --------------------------
                                                     Curtis Kaminska