Form 10QSB
period 2006-12-31
OGDEN GOLF CO CORP
filed 2007-10-10
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006
OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes |X| No |_| (2) Yes |X| No|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes|_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Common Stock outstanding at October 3, 2007, 2,760,909 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
OGDEN GOLF CO. CORPORATION

For the Quarter ended December 31, 2006

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Page of

Form 10-QSB

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

OGDEN GOLF CO. CORPORATION
Balance Sheet (Unaudited)

As of December 31,	2006
ASSETS
Current Assets
Cash	$ 9,618
Prepaid Insurance	780
Loan to Officer	11,981
Total Current Assets	22,379

Property and Equipment, Net of Accumulated Depreciation of $17,828	90,980

Other Assets
Loan Cost, Net of Accumulated Amortization of $2,198	-
Investments	4,000
Total Other Assets	4,000

TOTAL ASSETS	$ 117,359

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 51,628
Accrued Expenses	64,967
Unearned Income	240
Credit Bankcard	18,851
Notes Payable, Stockholders	60,600
Current Portion of Long-term Debt	10,205
Total Current Liabilities	206,491

Long-term Debt	77,364

Stockholders' Deficit
Series A Preferred Stock, $0.20 stated value, authorized 100,000 shares; issued and outstanding none
Common Stock, no par value, authorized 100,000,000 shares; issued and outstanding 2,735,909	415,284
Paid-in Capital	4,846
Accumulated Deficit	(586,626)
Total Stockholders Deficit	(166,496)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 117,359

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION
Statements of Operations (Unaudited)

	For three months ended		For six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales	$ 5,397	$ 6,151	$ 18,438	$ 21,591

Cost of Sales	6,046	7,334	20,107	19,733

Gross Profit (Deficit)	(649)	(1,183)	(1,669)	1,858

Selling, general and administrative expenses	30,119	12,514	57,737	36,475

Operating loss	(30,768)	(13,697)	(59,406)	(34,617)

Other Income (expenses):
Interest expenses	(2,351)	(1,868)	(6,890)	(6,196)
Interest earned	148	134	285	267
Total Other Income (Expenses)	(2,203)	(1,734)	(6,605)	(5,929)

Net loss before taxes	(32,971)	(15,431)	(66,011)	(40,546)

Provision for income taxes	-	-	100	100

Net loss	$ (32,971)	$ (15,431)	$ (66,111)	$ (40,646)

Basic and diluted net loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average number of common shares	2,735,909	1,773,500	2,735,909	1,773,500

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION
Statements of Cash Flows (Unaudited)

For the six months ended December 31,	2006	2005
Cash Flow from Operating Activities:
Net Loss	$ (66,111)	$ (40,646)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and Amortization	1,420	1,320
(Increase) Decrease in:
Inventories	13,297	4,630
Prepaids	(240)	(110)
Interest receivable on officer's loan	(285)	(267)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	20,177	(40,438)
Unearned Income	(1,080)	240
Net Cash Used in Operating Activities	(32,822)	(75,271)

Cash Flow from Investing Activities
Net Cash Provided by Investing Activities	-	-

Cash Flow from Financing Activities:
Additions to Credit Bankcard	359	-
Payments to Credit Bankcard	(640)	(18,761)
Repayments of Long-term Debt	(1,337)	(4,761)
Cash received from stockholders' loan	34,500	3,500
Repayments to stockholders' loan	-	(78,200)
Proceeds from sale of stock	-	180,091
Net Cash Flow Provided by Financing Activities	32,882	81,869

Net Increase in Cash	60	6,598

Cash Balance at Beginning of Period	9,558	5,085

Cash Balance at End of Period	$ 9,618	$ 11,683

Supplemental Disclosures of Cash Flow Information
Interest Paid	$ 4,479	$ 1,702

Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for:
Notes payable to stockholders and accrued interest	$ -	$ 35,400
Accrued expenses	$ -	$ 5,100

See Notes to Financial Statements

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Ogden Golf Co. Corporation (“the Company”) was incorporated in Utah on May 10, 2000. The Company was engaged in the marketing and sales of golf equipment and supplies to customers generally located in the state of Utah.

The Company has ceased its operations and liquidated its inventory below the cost.

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

Property and Equipment Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years. Depreciation expense for the six months ended December 31, 2006 and 2005 was $1,420 and $1,320, respectively.

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

Advertising Costs All costs associated with advertising and promoting the Company’s goods and services are expensed as incurred. Advertising expense for the six months ended December 31, 2006 and 2005 was none and $287, respectively.

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the conversion of preferred stock are anti-dilutive for the period presented. Equivalent common shares excluded from diluted net loss per share totalled zero and 950,000 for the six months ended December 31, 2006 and 2005, respectively.

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

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The FASB has also issued FAS 155 , Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140 , FAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 , and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans , but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2006, property and equipment is summarized as follows:

Building and improvements	$ 96,600
Equipment	2,207
Land	10,000
108,807
Less accumulated depreciation	(17,827)

Property and Equipment, net	$ 90,980

NOTE 5 – LOAN TO OFFICER

The Company had a loan receivable from an officer, CEO, which bears interest at 5% per annum and is due on demand. As of December 31, 2006, the loan balance was $11,981, including interest receivable of $827.

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES

As of December 31, 2006, accrued expenses consisted of the following:

Accrued salaries and payroll taxes	$ 58,364
Accrued professional fees	4,000
Accrued interest	2,503
Accrued income tax	100
$ 64,967

NOTE 7 – CREDIT BANKCARD

The Company had a business credit bankcard with a financial institution. The credit bankcard has a $38,000 credit limit and carries an interest rate 14.25% for purchases at December 31, 2006. The outstanding balance on this credit bankcard as of December 31, 2006 was $18,851.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had notes payable to stockholders in the amounts of $60,600 as of December 31, 2006. The notes bear interest at 10% per annum and due in demand. The accrued interest related to notes payable to stockholders is $1,426 as of December 31, 2006.

On July 10, 2006, the board of Directors approved to pay an officer an annual salary of $35,000 from beginning of fiscal year 2002 to June 30, 2006. All unpaid salaries were accrued interest at 10% per annum.

As of December 31, 2006, the balance of the accrued salaries, including related accrued interest, was $54,622.

NOTE 9 – LONG-TERM DEBT

As of December 31, 2006 long-term debt consists of the following:

Note payable to a bank, due in monthly installments of $850, including 7.75% fixed interest rate, with a ballon payment due in December 2010. Secured by real property and equipment	$ 87,569

Less: current portion	(10,205)

Long-term debt	$ 77,364

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Net Loss	$ (32,971)	$ (15,431)	$ (66,111)	$ (40,646)

Denominator:
Weighted average common shares outstanding	2,735,909	1,773,500	2,735,909	1,773,500

Basic and diluted net loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

NOTE 11 – SEGMENT INFORMATION

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

NOTE 12 – GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 12 – GUARANTEES (Continued)

not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2006.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 13 – PENDING BUSINESS COMBINATION

On November 27, 2006, the Company entered into an agreement and Plan of Reorganization with InterPath Pharmaceuticals, Inc., a privately-held Delaware corporation and certain shareholders of the Company.

NOTE 14 – SUBSEQUENT EVENTS

On November 27, 2006, the Company entered into an agreement and Plan of Reorganization with InterPath Pharmaceuticals, Inc., a privately-held Delaware corporation and certain shareholders of the Company. On April 23, 2007, the agreement with InterPath Pharmaceuticals, Inc. was rescinded.

On September 27,2007, the Company entered into an Agreement and Plan of Reorganization with Bio-Path, Inc. a development stage company, and privately-held Utah corporation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Until recently, Ogden Golf Co. Corporation (“Ogden Golf”, “us”, or “we”) was a retailer of brand-named golf clubs, bags, apparel, and accessories merchandise in its Ogden, Utah retail location. In addition, we offered custom golf club-making, fitting, repair, and tune-up services to our customers throughout Northern Utah. Our retail business was seasonal, with the heaviest sales during March, April and May, when outdoor spring activities commence, and in November and December because of holiday gift purchases. In September 2006, our Board of Directors determined that Ogden Golf’s revenues and business operations were not sufficient to allow it to continue to operate in the retail golf equipment business and we are currently liquidating our assets. We have been undercapitalized since our inception and have relied upon friends and relatives to fund our operating losses, primarily through purchases of our stock and debt in private transactions. Our plan was to increase our advertising and marketing efforts in Ogden and in surrounding areas. We have been unsuccessful in our business operation and we are now in the process of liquidating our assets, repaying our creditors and attempting to enter into other business activities. We previously entered into a Merger Agreement to participate in a reverse merger transaction but such Merger Agreement has been terminated.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Form 10-QSB. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Because we have changed our business direction, our historical operations and financial results may not reflect our future operations, operating results or financial position.

Change of Business Direction

Because of our lack of success in the retail golf equipment business, in 2006 our Board of Directors considered various business strategies and alternatives. On May 25, 2006, we signed a letter of intent with InterPath Pharmaceuticals, Inc., a Delaware corporation (“InterPath Pharmaceuticals”), for the merger of InterPath Pharmaceuticals with and into a newly-formed, wholly-owned subsidiary of Ogden Golf (the “Merger”). On November 21, 2006 we signed a definitive Merger Agreement with InterPath Pharmaceuticals. The Merger was subject to numerous financial and other conditions including the raising of $5,000,000. The $5,000,000 amount was not raised and the Merger Agreement has been terminated.

We are attempting to locate other companies that may desire to effect a reverse merger transaction with us. In such event, our business plan will be to serve as a vehicle for the acquisition of, or the merger or consolidation with another company (a ‘Target Business”). If this were to occur, we would utilize our limited assets, equity securities, debt securities, borrowings or a combination thereof in effecting a business combination with a Target Business which we believe has significant growth potential. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States.

      On August 24, 2007, we entered into a non-binding Letter of Intent to acquire Bio-Path, Inc., in a reverse merger transaction. The transaction is subject to numerous conditions including the execution of a definitive merger agreement. It is anticipated that if such merger is completed, we will issue shares of our common stock to the shareholders of Bio-Path so that they own more than 90% of our total shares issued and outstanding. We also anticipate a change of our name, fiscal year end, management and number of our shares of common stock authorized. There can be no assurance we will complete acquisition of Bio-Path.

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

Results and Comparison for Quarter Ended December 31

For the three months ended December 31, 2006 we had a net loss of $32,971 compared to a net loss of $15,431 for the three months ended December 31, 2005. For the six months ended December 31, 2006, we had a net loss of $66,111 compared to a net loss of $40,646 for the six months ended December 31, 2005. This increase in the loss primarily results from (1) a decrease in revenues; (2) the termination of our operations; and (3) an increase in general and administrative expenses. Details of changes in revenues and expenses can be found below.

Revenues

For the three months ended December 31, 2006, we had total revenues of $5,397 down $754 or approximately 12.26% from revenues of $6,151 for the three months ended December 31, 2005. For the six months ended December 31, 2006, we had total revenues of 18,438 down $3,153 or approximately 14.60% from revenues of $21,591 for the three months ended December 31, 2005. Our revenues decreased as a result of termination of our operations.

     Cost of Goods Sold. I n the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005, our cost of sales decreased to $6,046 from $7,334. I n six months ended December 31, 2006 compared to six months ended December 31, 2005, our cost of sales increased to $20,107 from $19,733.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended December 31, 2006 increased to $30,119 from $12,514 for the three months ended December 31, 2005, an increase of $17,605 or approximately 140.68%. Our selling, general and administrative expenses for the six months ended December 31, 2006 increased to $57,737 from $36,475 for the six months ended December 31, 2005, an increase of $21,262 or approximately 58.29%. The increase in general and administrative expenses is a result of an increase in professional fees and the recognition of unpaid salaries

     Interest Expense. We borrowed the funds necessary to purchase the building in which our retail store was located. Interest expense consists of interest accrued on the mortgage. We also incurred interest on the other short term debt. Interest was $2,351 for the three months ended December 31, 2006 compared to $1,868 for the three months ended December 31, 2005. Interest was $6,890 for the six months ended December 31, 2006 compared to $6,169 for the six months ended December 31, 2005.

Liquidity and Capital Resources

We are currently unable to finance our operations from operating activities and historically have relied on private placements of common stock and preferred stock to fund our operations. In July 2005 we completed our public offering with gross offering proceeds of $200,000 and net offering proceeds of approximately $148,246.

     We have financed our operations and expenses by loans from management, shareholders and others.

At December 31, 2006, we had total assets of $117,359 of which $9,618 was cash. At June 30, 2006 we had total assets of $131,491 of which $9,558 was cash. As of December 31, 2006 we had $60,600 plus accrued interest in loans from shareholders.

Our total liabilities at December 31, 2006 were $283,855 including $87,569 for our mortgage to Barnes Banks. Interest accrues on the mortgage at the rate of 7.75% per annum. We make monthly payments of $850 and the entire amount of the mortgage is due in a balloon payment in December 2010. At December 31, 2006, we had notes payable of $60,600 to shareholders.

Our stockholders’ equity at December 31, 2006 was a negative $166,496 compared to stockholders’ equity at June 30, 2006 of a negative $100,385.

Cash provided by financing activities was approximately $32,882 for the six months ended December 31, 2006, compared to $81,869 for the six months ended December 31, 2005.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing, and ultimately to attain profitable operations. We intend to repay some of our debt through the liquidation of our assets. We intend to attempt to repay some of our debt through the conversion of our debt into shares of our common stock. We have not entered into any binding agreements regarding the repayment of our debt with the issuance of our common stock.

We have limited working capital and will be an inactive company. There is no assurance, however, that these efforts will result in profitable operations or in our ability to meet obligations when due.

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

ITEM 3. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. We are not a party to any legal proceeding.

Item 2. Unregistered Sales of Equity Securities. None.

Item 3. Defaults by the Company on its Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits .	31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

OGDEN GOLF CO. CORPORATION

Dated: October 3, 2007	By: /s/ Mark A. Scharmann
Mark A. Scharmann , President
Principal Executive Officer
Principal Accounting Officer

Dated: October 3, 2007	By: /s/ Robert R. Petersen
Robert R. Petersen, Secretary/Treasurer
Principal Financial Officer