Form 10QSB
period 2007-03-31
OGDEN GOLF CO CORP
filed 2007-10-10
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

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

For the Quarter ended March 31, 2007

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Page of

Form 10-QSB

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

OGDEN GOLF CO. CORPORATION
Balance Sheet (Unaudited)

As of March 31,	2007
ASSETS
Current Assets
Cash	$ 53,723
Prepaid Insurance	390
Loan to Officer	12,107
Total Current Assets	66,220

Property and Equipment, Net of Accumulated Depreciation of $2,039	168

Other Assets
Investments	4,000
Total Other Assets	4,000

TOTAL ASSETS	$ 70,388

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 43,324
Accrued Expenses	67,268
Credit Bankcard	19,734
Notes Payable, Stockholders	62,600
Total Current Liabilities	192,926

Stockholders' Deficit
Series A Preferred Stock, $0.20 stated value, authorized 100,000 shares; issued and outstanding none and 95,000 shares	-
Common Stock, no par value, authorized 100,000,000 shares; issued and outstanding 2,735,909	415,284
Paid-in Capital	4,846
Accumulated Deficit	(542,668)
Total Stockholders Deficit	(122,538)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 70,388

See Notes to Interim Unaudited Financial Statements

OGDEN GOLF CO. CORPORATION
Statements of Operations (Unaudited)

	For three months ended		For nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Sales	$ -	$ 4,571	$ 18,438	$ 26,162

Cost of Sales	-	3,426	20,107	23,159

Gross Profit	-	1,145	(1,669)	3,003

Selling, general and administrative expenses	23,368	21,468	81,105	57,944

Operating loss	(23,368)	(20,323)	(82,774)	(54,941)

Other Income (Expenses):
Gain on sale of building and land	72,045	-	72,045	-
Interest expenses	(4,844)	(3,489)	(11,735)	(9,685)
Interest earned	126	137	411	404

Net Income (Loss) Before Taxes	43,959	(23,675)	(22,053)	(64,222)

Provision for income taxes	-	-	100	100

Net Income (Loss)	$ 43,959	$ (23,675)	$ (22,153)	$ (64,322)

Basic and diluted net loss per share	$ 0.02	$ (0.01)	$ (0.01)	$ (0.03)

Weighted average number of common shares	2,735,909	2,094,303	2,735,909	1,880,434

See Notes to Interim Unaudited Financial Statements

OGDEN GOLF CO. CORPORATION
Statements of Cash Flows (Unaudited)

For the nine months ended March 31,	2007	2006
Cash Flow from Operating Activities:
Net Loss	$ (22,153)	$ (64,322)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and Amortization	1,507	2,014
Forgiven Officer Compensation	-	-
Gain on sale of building and land	(72,045)	-
(Increase) Decrease in:
Inventories	13,297	6,147
Prepaids	150	218
Interest receivable on officer's loan	(411)	(404)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	15,172	(39,739)
Unearned Income	(1,320)	240
Net Cash Used in Operating Activities	(65,803)	(95,846)

Cash Flow from Investing Activities
Sale of building and land	162,770	-
Purchase of property and equipment	-	(988)
Net Cash Increase in Investing Activities	162,770	(988)

Cash Flow from Financing Activities:
Additions to Credit Bankcard	602	-
Payments to Credit Bankcard	-	(18,670)
Repayments of Long-term Debt	(89,904)	(4,955)
Cash received from stockholders' loan	36,500	36,000
Repayments to stockholders' loan	-	(85,700)
Proceeds from sale of stock	-	180,091
Net Cash Flow Provided by Financing Activities	(52,802)	106,766

Net Increase (Decrease) in Cash	44,165	9,932

Cash Balance at Beginning of Year	9,558	5,085

Cash Balance at End of Year	$ 53,723	$ 15,017

Supplemental Disclosures of Cash Flow Information
Interest Paid	$ 8,516	$ 1,702

Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for:
Notes payable to stockholders and accrued interest	$ -	$ 39,123
Accrued expenses	-	5,100
Conversion of preferred stock into common stock	-	19,000
	$ -	$ 63,223

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

Property and Equipment Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years. Depreciation expense for the nine months ended March 31, 2007 and 2006 was $86 and $1,420, respectively.

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

Advertising Costs All costs associated with advertising and promoting the Company’s goods and services are expensed as incurred. The Company did not incur any advertising expenses for the nine months ended March 31, 2007 and 2006.

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the conversion of preferred stock are anti-dilutive for the period presented. Equivalent common shares excluded from diluted net loss per share totalled zero and 950,000 for the nine months ended March 31, 2007 and 2006, respectively.

New Accounting Pronouncements: In February 2007, the Financial Accounting Standards Board (“FASB’) issued Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS No.159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

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

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its consolidated financial statements.

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

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2007, property and equipment is summarized as follows:

Equipment	$ 2,207
Less accumulated depreciation	(2,039)

Property and Equipment, net	$ 168

In March of 2007, the Company sold its building and the land property for an aggregate of $158,734. The Company recorded a gain on the sale for the amount of $72,045. A portion of the sale proceeds was utilized to pay off a long term debt (See note 9).

NOTE 5 – LOAN TO OFFICER

The Company had a loan receivable from an officer, CEO, which bears interest at 5% per annum and is due on demand. As of March 31, 2007, the loan balance was $12,107, including interest receivable of $953.

NOTE 6 – ACCRUED EXPENSES

As of March 31, 2007, accrued expenses consisted of the following:

Accrued salaries and payroll taxes	$ 60,546
Accrued professional fees	4,000
Accrued interest	2,622
Accrued income tax	100
$ 67,268

NOTE 7 – CREDIT BANKCARD

The Company had a business credit bankcard with a financial institution. The credit bankcard has a $38,000 credit limit and carries an interest rate 14.25% for purchases at March 31, 2007. The outstanding balance on this credit bankcard as of March 31, 2007 was $19,734.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had notes payable to stockholders in the amounts of $62,600 as of March 31, 2007. The notes bear interest at 10% per annum and due in demand. The accrued interest related to notes payable to stockholders is $2,115 as of March 31, 2007.

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS (Continued)

On July 10, 2006, the board of Directors approved to pay an officer an annual salary of $35,000 from beginning of fiscal year 2002 to June 30, 2006. All unpaid salaries were accrued interest at 10% per annum.

As of March 31, 2007, the balance of the accrued salaries, including related accrued interest, was $60,038.

NOTE 9 – LONG-TERM DEBT

As of March 24, 2007, the Company paid off a long-term debt, including its related short-term portion, and accrued interest for the total of $89,904.

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended		For nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Net Income (Loss)	$ 43,959	$ (23,675)	$ (22,153)	$ (64,322)

Denominator:
Weighted average common shares outstanding	2,735,909	2,094,303	2,735,909	1,880,434

Basic and diluted net income (loss) per share	$ 0.02	$ (0.01)	$ (0.01)	$ (0.03)

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2007.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 13 – SUBSEQUENT EVENTS

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

Results and Comparison for Quarter Ended March 31

     During the quarter ended March 31, 2007, we terminated our golf operations and sold our building. Accordingly, we had a one-time gain of $72,045 from the sale of our building. We had no sales from operations during the quarter ended March 31, 2007.

For the three months ended March 31, 2007 we had net income of $49,375 which was the result of our one time gain on the sale of our building compared to a net loss of $23,675 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, we had a net loss of $16,637 compared to a net loss of $64,322 for the nine months ended March 31, 2006. The decrease in the net loss was attributed to the one time gain on the sale of the building.

     Sales. For the three months ended March 31, 2007, we had no sales from operations compared to sales of $4,571 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, we had total sales from operations of $18,438 compared to $26,162 for the nine months ended March 31, 2006. Our revenues decreased as a result of termination of our operations.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended March 31, 2007 decreased to $17,952 from $21,468 for the three months ended March 31, 2006, a decrease of $3,516. The decrease was the result of the termination of our golf business operations.

     Interest Expense. We borrowed the funds necessary to purchase the building in which our retail store was located. Interest expense consists of interest accrued on the mortgage. We also incurred interest on the other short term debt. Net interest expense was $4,718 for the three months ended March 31, 2007 compared to $3,352 for the three months ended March 31, 2006. Net interest expense was $11,324 for the nine months ended March 31, 2007 compared to $9,281 for the nine months ended March 31, 2006.

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

At March 31, 2007, we had total assets of $70,388 of which $53,723 was cash. At June 30, 2006 we had total assets of $131,491 of which $9,558 was cash. As of March 31, 2007 we had $62,600 plus accrued interest in loans from shareholders.

Our total liabilities at March 31, 2007 were $187,510. At March 31, 2007, we had notes payable of $62,600 to shareholders.

Our stockholders’ equity at March 31, 2007 was a negative $117,122 compared to stockholders’ equity at June 30, 2006 of a negative $100,385.

Cash provided by financing activities was approximately a negative $52,802 for the nine months ended March 31, 2007, compared to $106,766 for the nine months ended March 31, 2006.

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

As described elsewhere in this Form 10-QSB, we have terminated our golf operations and liquidated our assets.

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