Form 10KSB
period 2007-06-30
OGDEN GOLF CO CORP
filed 2007-12-11
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

( ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Issuer’s telephone no., including area code: (801) 399-3632

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No (.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act) Yes ☐ No (.

(not as of June 30, 2007)

The Issuer’s revenues for the fiscal year ended June 30, 2007 were $18,438.

As of December 1, 2007, there were 2,760,909 shares of the Issuer’s common stock issued and outstanding of which 975,909 were held by non-affiliates. As of December 1, 2007, there was no active market for the Issuer’s common stock.

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

Golf Store Operations

The following disclosure relates to our golf store operations during the previous fiscal year. Following the close of our previous fiscal year, which ended June 30, 2006, our Board of Directors determined that we could no longer fund our operations in the retail golf business and we liquidated our assets. The following disclosure is not applicable to our future business operations.

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

We were never able to fund our marketing strategy. Because of the opening of a competing retail store within six miles from our store we are unable to determine if our previous plans of geographical expansion would have been viable.

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

Competition

In May 2005, Uinta Golf, a Utah based retail golf store, opened a store in Riverdale, Utah, approximately six miles from our store. Uinta Golf has stores in Salt Lake City and Sandy, Utah. Since the opening of Uinta’s Riverdale store, our revenues decreased significantly. We were unable to compete with Uintah in our location. We also competed with general sporting goods stores, golf course pro shops, and discount department stores such as Wal-Mart, K-Mart.

We were unable to effectively compete in our market.

Change of Business Direction

Because of our lack of success in the retail golf equipment business, in 2006 our Board of Directors considered various business strategies and alternatives. In 2006, we entered into an agreement to merge with InterPath Pharmaceuticals, Inc., a Delaware corporation (“InterPath Pharmaceuticals”). The merger was subject to numerous conditions, including financing. The proposed merger was not completed and the parties terminated the merger agreement.

Proposed Transaction with Bio-Path

On September 27, 2007, Ogden Golf entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Ogden Golf, Bio-Path, Inc. (“Bio-Path”), a privately-held Utah corporation, and Biopath Acquisition Corp. (“Merger Sub”), a Utah corporation which is a wholly-owned subsidiary of Ogden Golf.

Bio-Path is a development stage company founded in 2007, dedicated to developing novel cancer therapeutics. Bio-Path was formed to raise capital to acquire a license for drug technologies from MD Anderson Cancer Center (“MD Anderson”), to fund the conducting of clinical and other trials for such technologies and to commercialize such technologies. These technologies include siRNA, which we are currently negotiating an exclusive license for a lead product and nucleic acid delivery technology. Bio-Path’s business plan is to act efficiently as an intermediate in the process of translating newly discovered drug technologies into authentic therapeutic drugs candidates. Its strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of MD Anderson, to advance these candidates into initial human efficacy trials (Phase IIa), and out-license each successful potential drug to a pharmaceutical company. Bio-Path has negotiated two license agreements with MD Anderson. Bio-Path has raised more than $2,000,000 in private transactions and is attempted to raise additional capital prior to the time of the Merger.

The closing of the Merger Agreement is subject to numerous conditions and there can be no assurance that the Merger will be completed.

Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Merger Sub will be merged with and into Bio-Path, and Bio-Path will survive as a wholly-owned subsidiary of Ogden Golf, provided however, that we will change Ogden Golf’s name to Bio-Path Holdings, Inc. In addition, pursuant to the terms and conditions of the Merger Agreement:

•	The Merger is subject to the completion of a change of Ogden Golf’s name to Bio-Path Holdings, Inc., and its year end to December 31.

•

All of the shares of Bio-Path issued and outstanding immediately prior to the closing of the Merger will be converted into shares of Ogden Golf common stock based on a conversion ratio determined as set forth in the Merger Agreement by a formula that results in the security holders of Ogden Golf owning approximately 5% of the fully-diluted capitalization following the merger and other transactions.

•

Each outstanding option or warrant to acquire Bio-Path capital stock will, upon closing of the Merger, be assumed by Ogden Golf and will thereafter be exercisable for shares of Ogden Golf common stock pursuant to their respective terms and conditions based on the conversion ratio set forth in the Merger Agreement.

•

The composition of Ogden Golf’s board of directors will be determined prior to the closing of the Merger, provided, however, we anticipate that it will include Peter Nielsen, Dr. Thomas Garrison and Doug Morris.

•	The Merger Agreement contains customary representations and warranties, pre-closing covenants, and closing conditions, including approval of the Merger and related transactions.

As of the date of the Merger Agreement and currently, there were no material relationships between Ogden Golf, or its affiliates, and Bio-Path, other than as contemplated by the Merger Agreement. Douglas P. Morris, an officer and director of Bio-Path was formerly an officer and director of Ogden Golf. Mr. Morris is a shareholder of Ogden Golf.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, which was filed as Exhibit 2.1 to a Form 8-K filed announcing the Merger Agreement. If we do not complete the proposed Merger transaction with Bio-Path, we will look for other companies that may desire to effect a reverse merger transaction with us. In such event, our business plan will be to serve as a vehicle for the acquisition of, or the merger or consolidation with another company (a “Target Business”). If this were to occur, we would utilize our limited assets, equity securities, debt securities, borrowings or a combination thereof in effecting a business combination with a Target Business which we believe has significant growth potential. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States.

Douglas P. Morris, the vice president and a director of Bio-Path was formerly an officer and director of Ogden Golf. Mr. Morris continues to be a shareholder of Ogden Golf.. This could result in a conflict of interest for Mr. Morris.

Sycamore Ventures, LLC, Series 2 owns 2,339,181 shares of Bio-Path. The owners of Sycamore Ventures, LLC, Series 2 include Douglas P. Morris, Dr. Tom Garrison, Mark Scharmann (the president of Ogden Golf), David Knudson (a shareholder of Ogden Golf) and Lori Hanley, a shareholder of Ogden Golf.

Regulation and Environmental Compliance

If we complete the propose transaction with Bio-Path, we will be subject to numerous governmental regulations that are related to the medical research business. If we do not acquire Bio-Path, and we ultimately acquire some other company, we will be subject to regulations and laws that are specific to the industry in which that company operates as well as general regulations and statutes that are applicable to all businesses.

Employees

As of December 1, 2007, we had no full-time employees.

ITEM 2. PROPERTIES

We have no properties, we use the office of our president for our facilities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders for a vote during the last quarter of the year ended June 30, 2007.

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

	High Bid	Low Bid
Fiscal Year Ended June 30, 2006

First Fiscal Quarter	N/A	N/A
Second Fiscal Quarter	$.50	$.50
Third Fiscal Quarter	$.65	$.50

Fourth Fiscal Quarter	$.55	$.55

Fiscal Year Ended June 30, 2007

First Fiscal Quarter	$.55	$.55
Second Fiscal Quarter	$.75	$.55
Third Fiscal Quarter	$.90	$.61
Fourth Fiscal Quarter	$.61	$.35

Fiscal Year Ended June 30, 2008

First Fiscal Quarter	$.50	$.35
(Through September 30, 2007)

Shares Issued in Unregistered Transactions

During the fiscal year ended June 30, 2007 we issued shares of our common stock in unregistered transactions. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued were as follows:

	Number	Date of	Price per
Shareholder	of Shares	Issuance	Share *

Northcliffe Consulting, LLC	25,000	6/6/2007	$.10

Total	25,000

Holders

As of December 1, 2007 there were 2,760,909 shares of common stock outstanding and approximately 75 stockholders of record. .

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

In May 2005, Uinta Golf, a Utah based retail golf store, opened a store in Riverdale, Utah, approximately six miles from our store. Uinta Golf has stores in Salt Lake City and Sandy, Utah. Since the opening of Uintah’s Riverdale store, our revenues have decreased significantly.

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

This did not occur. Although we continued to attempt to reduce operating costs, we continue to operate at a loss and our revenues have continued to decline. We have survived through loans made by our officers, directors, shareholders and others. In 2006, our Board of Directors started considering alternative strategies and business directions. In May 2006, we entered into a Letter of Intent to participate in a reverse merger transaction. This proposed transaction was subsequently put on hold and in July and August 2006 we started discussions again with the principals of the proposed acquisition target. The merger was subject to numerous conditions, including financing. The proposed merger was not completed and the parties terminated the merger agreement.

In September 2007, Ogden Golf entered into an Agreement and Plan of Reorganization by and among Ogden Golf, Bio-Path, Inc., and Biopath Acquisition Corp.

There can be no assurance that we will complete such transaction. If we do not, we will continue to look for other reverse merger opportunities.

Subsequent to June 30, 2006, our fiscal year end, we terminated our golf business operations and liquidated our assets.

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

Results and Comparison for Fiscal Years

Fiscal year ended June 30, 2007 resulted in a net loss of $52,545 compared to a net loss of $147,909 for the fiscal year ended June 30, 2006. The Basic and Diluted Loss per Share for fiscal year 2007 and 2006 was $0.02 and $0.07 respectively. In fiscal year 2007, we discontinued our golf store operations and we sold our real property. Accordingly, our operational revenues and expenses were less than in fiscal year 2006 because we were not in operation for the entire year. As a result of the sale of our real property, which house our offices and retail operations, we had a one-time gain of $72,045. Details of changes in revenues and expenses can be found below.

Revenues

For the fiscal year ended June 30, 2007, we had total revenues from operations of $18,438 down $25,374 or approximately 58% from revenues of $43,812 for fiscal year 2006. Our revenues decreased as a result of the termination of our golf business operation.

Cost of Goods Sold. As a result of our lower sales in fiscal 2007 compared to fiscal 2006, our cost of goods sold decreased to $20,107 from $37,767.

Operating Expenses. Our operating expenses in 2007 decreased to $107,444 from $141,313 in 2006, a decrease of $33,869, or 24%. The decrease in general and administrative expenses is a result of the termination of our golf business operation.

Interest Expense. We borrowed the funds necessary to purchase the building in which our retail store was located. We sold the building in fiscal year 2007. Interest expense consists of interest accrued on the mortgage. We also incurred interest on the other short term debt. Interest was $15,936 for the year ended June 30, 2007 compared to $13,082 for the year ended June 30, 2006.

Liquidity and Capital Resources

We are currently unable to finance our operations from operating activities and historically have relied on private placements of common stock and preferred stock to fund our operations. Subsequent to our year end on June 30, 2005 we completed our public offering with gross offering proceeds of $200,000 and net offering proceeds of approximately $148,246.

Since our inception, we have financed our operations through the sale of common stock ($159,970, net proceeds) and issuance of Series A Preferred Stock ($18,000 net cash proceeds). During 2003 and 2004 through June 30, 2007, we have received loans from our officers and shareholders to fund our operating costs. The loans were made in various amounts as needed. These loans bore interest at the rate of 10% per annum, were unsecured and were due on demand. These loans have been repaid with cash payments and with the issuance of shares of our common stock. A summary of the loans is as follows:

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

(1) Officers and Directors of the Company

(2) An affiliate of our president Mark Scharmann

(3) An affiliate of our Director Douglas P. Morris

(4) Twenty-one non-management shareholders

During the year ended June 30, 2005, we repaid $3,000 of these loans and interest accrued thereon. As of July 15, 2005 the total principal and interest due on these loans was $125,573. Subsequent to June 30, 2005, we paid $89,114 toward these loans in cash and $38,900 with the issuance of shares. The current balance remaining on these loans is $60,500 in principal and accrued interest of approximately $8,300 as of December 1, 2007.

At June 30, 2007 we had total assets of $49,133 of which $32,879 was cash. At June 30, 2006 we had total assets of $131,491 of which $9,558 was cash. As of June 30, 2007 we had $60,600 plus accrued interest in loans from shareholders.

Our total liabilities at June 30, 2007 were $189,563. At June 30, 2007, we had notes payable of $60,600 to shareholders. At June 30, 2006, our total liabilities were $231,876.

Our stockholders’ equity at June 30, 2007 was a negative $140,430 compared to stockholders’ equity at June 30, 2006 of a negative $100,385.

Cash provided by financing activities was approximately $107,527 for the fiscal year ended June 30, 2006, and a negative $74,536 for the fiscal year ended June 30, 2007. In 2007 and 2006, the cash provided by financing activities resulted primarily from loans from shareholders and stock sales. These financing activities were primarily stock sales in 2006 and loans from shareholders in 2007.

We have sustained losses of $52,545 and $147,909 for the years ended June 30, 2007 and June 30, 2006, respectively. In addition, operating activities have used cash of $101,756 and $64,913 for the years ended June 30, 2006, and 2007, respectively.

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

If we do not complete the Bio-Path merger, we will have no working capital and will be an inactive company There is no assurance, however, that these efforts will result in profitable operations or in our ability to meet obligations when due.

As described elsewhere in this section and in Item 1 of this Form 10-KSB, we have terminated our golf operations and liquidated our assets.

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

We have incurred significant operating losses since our inception. At June 30, 2007, our accumulated deficit was $573,060. There can be no assurance that we will ever operate at a profit. We expect to continue experiencing losses at least for the foreseeable future. We expect to continue to incur significant administrative expenses. Our auditor(s report dated November 22, 2007 on our financial statements for the year ended June 30, 2007 included a going concern qualification which stated that there was substantial doubt as to our ability to continue as a going concern.

ITEM 7.	FINANCIAL STATEMENTS

Index to Financial Statements

Harold Y. Spector, CPA	SPECTOR & WONG, LLP	80 South Lake Avenue
Carol S. Wong, CPA	Certified Public Accountants	Suite 723
	(888) 584-5577	Pasadena, Ca 91101
FAX (626) 584-6447

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders

of Ogden Golf Co. Corporation

We have audited the accompanying balance sheets of Ogden Golf Co. Corporation (a Utah corporation), as of June 30, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Ogden Golf Co. Corporation as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spector and Wong, LLP

Pasadena, California

November 22, 2007

OGDEN GOLF CO. CORPORATION

BALANCE SHEETS

As of June 30,	2007	2006
ASSETS
Current Assets
Cash	$ 32,879	$ 9,558
Inventories	-	13,297
Prepaid Insurance	-	540
Loan to Officer	12,254	11,696
Total Current Assets	45,133	35,091

Property and Equipment, Net of Accumulated Depreciation of $2,207 and $16,406, respectively	-	92,400

Investments	4,000	4,000
Total Other Assets	4,000	4,000

TOTAL ASSETS	$ 49,133	$ 131,491

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 62,234	$ 33,585
Accrued Expenses	66,729	62,833
Unearned Income	-	1,320
Credit Bankcard	-	19,132
Notes Payable, Stockholders	60,600	26,100
Current Portion of Long-term Debt	-	10,205
Total Current Liabilities	189,563	153,175

Long-term Debt	-	78,701

Stockholders' Deficit
Series A Preferred Stock, $0.20 stated value, authorized 100,000 shares; issued and outstanding none and 95,000 shares	-	-

Common Stock, no par value, authorized 100,000,000 shares; issued and outstanding 2,760,909 and 2,735,909	427,784	415,284
Paid-in Capital	4,846	4,846
Accumulated Deficit	(573,060)	(520,515)
Total Stockholders Deficit	(140,430)	(100,385)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 49,133	$ 131,491

See Notes to Audited Financial Statements

OGDEN GOLF CO. CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended June 30,	2007	2006
Sales	$ 18,438	$ 43,812

Cost of Sales	20,107	37,767

Gross Profit (Deficit)	(1,669)	6,045

Selling, General and Administrative Expenses	107,444	141,313

Operating Loss	(109,113)	(135,268)

Other Income (Expenses):
Gain on sale of building and land	72,045	-
Interest Income	559	541
Interest Expenses	(15,936)	(13,082)
Total Other Income (Expenses)	56,668	(12,541)

Net Loss Before Taxes	(52,445)	(147,809)

Provision for Income Taxes	100	100

Net Loss	$ (52,545)	$ (147,909)

Basic and Diluted Net Loss Per Share	$ (0.02)	$ (0.07)

Weighted Average Number of Common Shares	2,737,992	2,094,303

See Notes to Audited Financial Statements

OGDEN GOLF CO. CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended June 30, 2007 and 2006

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005	95,000	$ 19,000	1,238,500	$ 171,970	$ 4,846	$ (372,606)	$ (176,790)

Conversion of Series A Preferred Stock into Common Stock; 1 to 10	(95,000)	(19,000)	950,000	19,000			-

Conversion of Notes Payable into Common Stock			130,409	39,123			39,123

Issuance of Common Stock in Cash			400,000	180,091			180,091

Issuance of Common Stock for Accrued Expenses			17,000	5,100			5,100

Net Loss for the Fiscal Year Ending June 30, 2006						(147,909)	(147,909)
Balance at June 30, 2006	-	-	2,735,909	415,284	4,846	(520,515)	(100,385)

Issuance of Common Stock for Services			25,000	12,500			12,500

Net Loss for the Fiscal Year Ending June 30, 2007						(52,545)	(52,545)
Balance at June 30, 2007	-	$ -	2,760,909	$ 427,784	$ 4,846	$ (573,060)	$ (140,430)

See Notes to Audited Financial Statements

OGDEN GOLF CO. CORPORATION

STATEMENTS OF CASH FLOWS

For the years ended June 30,	2007	2006
Cash Flow from Operating Activities:
Net Loss	$ (52,545)	$ (147,909)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	1,675	2,723
Gain on sale of building and land	(72,045)
Issuance of stock for services	12,500	-
(Increase) Decrease in:
Inventories	13,297	14,286
Prepaids	540	6
Interest receivable on officer's loan	(558)	(549)
Increase (Decrease) in:
Accounts payable and accrued expenses	33,543	29,447
Unearned Income	(1,320)	240
Net Cash Used in Operating Activities	(64,913)	(101,756)

Cash Flow from Investing Activities
Proceeds from sale of building and land	162,770	-
Addition to fixed assets	-	(988)
Increase in loan to officer	-	(310)
Net Cash Provided by (Used in) Investing Activities	162,770	(1,298)

Cash Flow from Financing Activities:
Additions to credit bankcard	-	-
Payments to credit bankcard	(19,132)	(17,205)
Repayments of long-term debt	(89,904)	(5,759)
Cash received from stockholders' loan	39,500	41,100
Repayments to stockholders' loan	(5,000)	(90,700)
Proceeds from sale of stock	-	180,091
Net Cash Provided by (Used in) Financing Activities	(74,536)	107,527

Net Increase in Cash	23,321	4,473

Cash Balance at Beginning of Year	9,558	5,085

Cash Balance at End of Year	$ 32,879	$ 9,558

Supplemental Disclosures of Cash Flow Information
Interest paid	$ 8,681	$ 8,524

Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for:
Notes payable to stockholders and accrued interest	$ -	$ 39,123
Accrued expenses	-	5,100
Conversion of preferred stock	-	19,000
	$ -	$ 63,223

See Notes to Audited Financial Statements

OGDEN GOLF CO. CORPORATION

Notes to Audited Financial Statements

NOTE 1 – NATURE OF BUSINESS

Ogden Golf Co. Corporation (“the Company”) was incorporated in Utah on May 10, 2000. The Company is engaged in the marketing and sales of golf equipment and supplies to customers generally located in the state of Utah.

During the year ended June 30, 2007, the Company ceased its operations and liquidated its inventory below the cost.

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

Property and Equipment Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years. Depreciation expense for years ended June 30, 2007 and 2006 was $1,675 and $2,723, respectively.

Investment The Company owns twelve collectible sets of golf clubs that were purchased at a cost of $4,000. The company has no intention to sell any of the collectible sets in the near future. The Company recorded this purchase as an investment.

OGDEN GOLF CO. CORPORATION

Notes to Audited Financial Statements

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

Advertising Costs All costs associated with advertising and promoting the Company’s goods and services are expensed as incurred. Advertising expense for the years ended June 30, 2007 and 2006 was none and $972, respectively.

Income (Loss) Per Common Share The Company accounts for income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share as the Company lacks of dilutive items.

New Accounting Standards: In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), Definition of Settlement in FASB Interpretation No. 48.  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s financial statements.

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

OGDEN GOLF CO. CORPORATION

Notes to Audited Financial Statements

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

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending June 30, 2007. The Company does not believe the adoption of SAB 108 will have a significant effect on its financial statements.

OGDEN GOLF CO. CORPORATION

Notes to Audited Financial Statements

NOTE 3- GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses, and the operations in the near future are expected to continue to use working capital.

The ability of the Company to continue as a going concern is dependent on management’s successful reduction of operating expenses and successful capital infusion. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	As of June 30,
	2007	2006
Building and improvements	$ -	$ 96,600
Equipment	2,207	2,207
Land	-	10,000
	2,207	108,807
Less accumulated depreciation	(2,207)	(16,407)

Property and Equipment, net	$ -	$ 92,400

In March of 2007, the Company sold its building and the land property for an aggregate of $162,770. The Company recorded a gain on the sale for the amount of $72,045. A portion of the sale proceeds was utilized to pay off a long term debt (See note 9).

NOTE 5 – LOAN TO OFFICER

The Company had a loan receivable from an officer, CEO, which bears interest at 5% per annum and is due on demand. As of June 30, 2007 and 2006, the loan balance was $12,254 and $11,696, respectively, including an interest receivable of $559 and $542, respectively.

OGDEN GOLF CO. CORPORATION

Notes to Audited Financial Statements

NOTE 6 – ACCRUED EXPENSES

As of June 30, 2007 and 2006, accrued expenses consisted of the following:

	As of June 30,
	2007	2006
Accrued salaries and payroll taxes	$ 55,039	$ 55,006
Accrued professional fees	6,000	7,000
Accrued interest	5,590	727
Accrued income tax	100	100
	$ 66,729	$ 62,833

NOTE 7 – CREDIT BANKCARD

The Company had a business credit bankcard with a financial institution. The credit bankcard has a $38,000 credit limit and carries an interest rate 14.00% for purchases at June 30, 2007. The outstanding balance on this credit bankcard as of June 30, 2007 and 2006 was none and $19,132, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had notes payable to stockholders in the amounts of $60,600 and $26,100 as of June 30, 2007 and 2006, respectively. The notes bear interest at 10% per annum and due in demand. The accrued interest related to notes payable to stockholders is $5,590 and $727 as of June 30, 2007 and 2006, respectively.

On July 10, 2006, the board of Directors approved to pay an officer an annual salary of $35,000 from beginning of fiscal year 2002 to June 30, 2006. All unpaid salaries were accrued interest at 10% per annum.

The balance of the accrued salaries, including related accrued interest, was $55,039 and $51,742 as of June 30, 2007, and 2006, respectively.

OGDEN GOLF CO. CORPORATION

Notes to Audited Financial Statements

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following:

	As of June 30,
	2007	2006
Note payable to a bank, due in monthly installments of $850, including 7.75% fixed interest rate, with a balloon payment due in December 2010. Secured by real property and equipment	$ -	$ 88,906

Less: current portion	-	(10,205)

Long-term debt	$ -	$ 78,701

On March 24, 2007, the Company paid off its long-term debt and accrued interest for the total of $89,904.

NOTE 10 – PREFERRED STOCKS

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

OGDEN GOLF CO. CORPORATION

Notes to Audited Financial Statements

NOTE 11 – COMMON STOCKS

On June 6, 2007, the Board of Directors of the Company approved the issuance of 25,000 shares of Company’s common stocks to a service provider in consideration of his services to the Company. The shares were valued and charged to operations at a market quoted price of $0.50 per share or $12,500 of total.

On March 31, 2006, the Company converted notes payable to stockholders and accrued interest in a total of $3,723 into 12,409 shares of the Company’s common stocks.

In July 2005, the Company completed its initial public offering where it sold 400,000 shares of common stock at the price of $0.50 per share and received net proceeds of $180,091.

In July 2005, the Company converted an accrued expense of $5,100 into 17,000 shares of the Company’s common stock. The Company also converted notes payable to stockholders and accrued interest in a total of $35,400 into 118,000 shares of common stock.

NOTE 12 - INCOME TAX

Provisions for income tax consist of a state minimum tax of $100 for both years ended June 30, 2007 and 2006.

As of June 30, 2007, the Company has net operating loss carryforwards, approximately of $553,375 to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2027. The Company’s ability to utilize its net operating loss carryforward is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The net deferred tax assets consist of the following:

	June 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$ 210,839	$ 189,125
Contribution carryover	764	764
Less: valuation allowance	(211,603)	(189,889)
Total net deferred tax assets	$ -	$ -

OGDEN GOLF CO. CORPORATION

Notes to Audited Financial Statements

NOTE 13 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For years ended June 30,
	2007	2006
Numerator:
Net Loss	$ (52,545)	$ (147,909)
Denominator:
Weighted average common shares outstanding	2,737,992	2,094,303

Basic and diluted net loss per share	$ (0.02)	$ (0.07)

NOTE 14 – SEGMENT INFORMATION

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

NOTE 15 – GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2007.

In general, the Company offers a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

OGDEN GOLF CO. CORPORATION

Notes to Audited Financial Statements

NOTE 16 – WHOLLY OWNED SUBSIDIARY

In January 2003 the Company formed Ogden Discount Golf, Inc. as a wholly-owned subsidiary. The Company intends to transfer its retail golf operations and related assets and liabilities to the subsidiary. As of June 30, 2007, the subsidiary was inactive and none of the Company’s operations, assets or liabilities had been transferred to the subsidiary.

NOTE 17 – PLAN OF REORGANIZATION

On November 27, 2006, the Company entered into an agreement and Plan of Reorganization with InterPath Pharmaceuticals, Inc., a privately-held Delaware corporation and certain shareholders of the Company. On April 23, 2007, the agreement with InterPath Pharmaceuticals, Inc. was rescinded.

NOTE 18 – SUBSEQUENT EVENT

On September 27, 2007, the Company entered into an Agreement and Plan of Reorganization with Bio-Path, Inc. a development stage company, and privately-held Utah corporation.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, consisting of the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on, and as of the effective date of, that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effectively serving the stated purposes.

In addition, no changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

The current directors and officers of Ogden Golf who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

Mark A. Scharmann	49	President/Director

Robert R. Petersen	52	Secretary/Treasurer/Director
Paul Larsen	50	Director and President of Ogden Discount Golf
Curtis Kaminska	49	Director

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

Robert R. Petersen. Mr. Petersen has been a director of the Company since August 2002.He is also secretary/treasurer and director of our subsidiary, Ogden Discount Golf. Mr. Petersen has been controller of Fresenius Medical Care, Ogden, Utah, since 1998. From 1997-98, he was controller of Weider Nutrition International, Salt Lake City, Utah. From 1995-97, he was controller of Autoliv, Ogden Utah. From 1989-95, he was Manager of Budgets and Pricing for Autoliv. From 1979-89, he was Senior Financial Analyst for Morton Thiokol, Promontory, Utah. He earned an MBA from the University of Phoenix in Salt Lake City in 1989, and a BS degree in Marketing and Economics from Utah State University, Logan, Utah in 1977.

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

Code of Ethics

We have adopted a code of ethics that applies to all officers, directors and employees of the Company.

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

Compliance with Section 16(a)

Not applicable

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company’s Chief Executive Officer and to the Company’s most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year Ended 6/30	($) Salary	($) Bonus	Other Annual Compensation ($)	Restrict Stock Awards ($)	Option/SAR’s (#)	LTIP Payouts ($)	All Other Compensation ($)
Paul	2007	$25,752	-0-	-0-	-0-	-0-	$-0-	$-0-
Larsen *	2006	$35,000	-0-	-0-	-0-	-0-	-0-	-0-
President	2005	$35,000	-0-	-0-	-0-	-0-	-0-	-0-

* Mr. Larsen is no longer the President of Ogden Golf, but is the President of our wholly owned subsidiary. In the year ended June 30, 2006, $23,750 of the salary was paid to Mr. Larsen and the balance was accrued.

Mark A. Scharmann, the current president of the Ogden Golf received no compensation from Ogden Golf since its formation.

Options Grants in Last Fiscal Year

There were no grants of stock options made during the fiscal year ended June 30, 2007.

Stock Options Held at End of Fiscal 2007

No stock options or stock appreciation rights were owned by our officers and directors at June 30, 2007, the end of our last fiscal year.

Compensation of Directors

We do not currently compensate our directors for director services to the Company or our subsidiary. We anticipate that more formal compensation arrangements with our directors will be finalized within the next fiscal year.

Employment Agreements

We have no written employment agreements with our management. Currently, we are paying Paul Larsen, a director of Ogden Golf and president and director of subsidiary, hourly on an as-needed basis.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our Common Stock beneficially owned as of December 1, 2007 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of its common stock.

Name and Address of Beneficial Owner	Shares Owned (1)

Paul Larsen	680,000	24.6%
Mark A. Scharmann (2)	332,500	12.0%
Robert R. Petersen	30,000	1.1%
Curtis Kaminska	10,000	.4%

All officers and Directors as a group (4 persons) (1)	1,052,500	38.1%

Hyacinth Resources, LLC	732,500	26.5%

Total Shares Issued	2,760,909	100%

(1) Represents common stock.

(2) Includes 280,000 shares of common stock owned by Scharmann and 52,500 shares owned of record by Roycemore Corporation and affiliate of Mr. Scharmann. Mr. Scharmann is an officer, director, and shareholder of Roycemore Corporation. Apart from Mr. Scharmann’s involvement in both Ogden Golf and Roycemore Corporation, there is no affiliation between Ogden Golf and Roycemore Corporation.

Outstanding Options and Warrants

Except as disclosed in this paragraph, we had no outstanding warrants as of October 25, 2007. In connection with our public offering which closed in July 2005, we have agreed to sell to ACAP Financial, Inc., our underwriter, for a price of $100, Warrants (“Underwriter Warrants”) to purchase shares of our common stock (an amount equal to 10% of the total shares sold by ACAP pursuant to this offering). The Underwriter’s Warrants could not be exercised, sold, transferred, assigned or hypothecated until April 14, 2006, except that Warrants to be acquired by the Underwriter may be assigned or transferred to the officers of the Underwriter, to participating dealers that sell shares in the offering, or to such participating dealers’ officers. The Warrants will be exercisable for a period of four years commencing April 14, 2006. The purchase price of the shares underlying the Warrants is $.83 per share during the exercise period. The warrants carry certain registration rights.

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

In 2001, the Company loaned $12,480 to Paul Larsen, our then president and currently a director of Ogden Golf and president and director of subsidiary. Such loan was due September 30, 2004 but has been extended to December 31, 2005. No interest accrued on such loan prior to April 1, 2004 but interest accrues from and after April 1, 2004 at the rate of five percent per annum. The loan is unsecured. The balance of this loan as of June 30, 2007 and June 30, 2006 was $12,254 and is $11,696 respectively.

Paul Larsen, a director of Ogden Golf and president and director of subsidiary, personally guaranteed our loan from Barnes Bank. The loan was repaid upon the sale of our building.

Hyacinth Resources, Inc., an affiliate of Douglas P. Morris, a former director and officer of the Company, purchased 70,000 shares of our Series A Preferred Stock from us for $14,000. The 70,000 shares of Series A Preferred Stock were converted into 700,000 shares of our common stock.

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

Officers and stockholders of Ogden Golf have made loans to Ogden Golf. Each of these loans was payable on demand bore interest at 10% per annum and is unsecured. The following chart provides information about those loans made by officers directors and stockholders of Ogden Golf:

Lender	Date of Loan	Loan Amount

Roycemore Corporation	7/15/03	$5,000
Roycemore Corporation	8/02/03	$2,500
Roycemore Corporation	8/15/03	$10,000
Roycemore Corporation	12/05/03	$1,250
Roycemore Corporation	12/09/03	$1,250
Mark Scharmann	1/24/04	$1,000
Mark Scharmann	2/07/04	$3,000
Curtis Kaminska	2/11/04	$2,500
Roycemore Corporation	5/06/04	$1,500
Paul Larsen	6/30/04	$3,500
Paul Larsen	8/14/04	$5,000
Roycemore Corporation	8/17/04	$5,000
Paul Larsen	10/08/04	$5,000
Roycemore Corporation	11/03/04	$2,000
Curtis Kaminska	11/12/04	$2,000
Hyacinth Resources	11/22/04	$1,500
Roycemore Corporation	5/06/05	$5,060
Hyacinth Resources	3/27/06	$2,500
Roycemore Corporation	3/27/06	$2,500
Roycemore Corporation	8/02/06	$2,500
Hyacinth Resources	8/04/06	$2,500
Hyacinth Resources	9/29/06	$2,500
Paul Larsen	10/31/06	$5,000
Non-Management Shareholders	various dates	$117,300

ITEM 13.	EXHIBITS

A.	Exhibits

Exhibit Number	Exhibit

1.1	Underwriter Warrant Agreement *

3.1	Articles of Incorporation *
3.2	Amendment to Articles of Incorporation *
3.3	Bylaws *
10.1	Promissory Note - Barnes Bank *
10.2	Business Loan Agreement *
10.3	Security Agreement *
10.4	Promissory Note-Paul Larsen*
14.1	Code of Ethics **
31.1	Certificate
31.2	Certificate
32.1	Certificate
32.2	Certificate

* Previously filed in connection with registration statement on Form SB-2

** Previously filed

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

Spector & Wong has been reappointed to audit the consolidated financial statements of the Company for the year ending June 30, 2007 and to report the results of their audit to the Audit Committee of the Board of Directors.

Fees billed to the Company by Spector & Wong

		2007	2006
(1)	Audit Fees	$19,000	$18,500
(2)	Tax Fees	$750	$750
(3)	All Other Fees	$-	$-

(1)

Audit fees billed to the Company by Spector & Wong were for all professional services performed in connection with the audit of the Company's annual financial statements and review of those financial statements, reviews of our quarterly reports on Form 10-QSB. Audit fees during the year ended June 30, 2007 also included audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act regarding our internal controls over financial reporting.

(2)	Tax services generally include fees for services performed related to tax compliance, consulting services.

(3)	Spector & Wong did not bill the Company for other services during 2006 and 2007.

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

OGDEN GOLF CO. CORPORATION

Dated: December 1, 2007	By: /s/ Mark A. Scharmann
Mark A. Scharmann
President
Principal Executive Officer
Principal Accounting Officer

Dated: December 1, 2007	By: /s/ Robert R. Petersen
Robert R. Petersen
Secretary/Treasurer
Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Title	Signature

December 1, 2007	President and	/s/ Mark A. Scharmann
	Director	Mark A. Scharmann

December 1, 2007	Sec/Treas/and	/s/ Robert R. Petersen
	Director	Robert R. Petersen

December 1, 2007	Director	/s/ Paul Larsen
Paul Larsen

December 1, 2007	Director	/s/ Curtis Kaminska
Curtis Kaminska