Form 10QSB
period 2007-09-30
OGDEN GOLF CO CORP
filed 2007-12-24
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR

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

Registrant's telephone no., including area code: (801) 399-3632

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

Common Stock outstanding at December 18, 2007, 2,760,909 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES
OGDEN GOLF CO. CORPORATION

For the Quarter ended September 30, 2007

The following financial statements and schedules of the registrant are submitted herewith:

PART I - FINANCIAL INFORMATION

Page of

Form 10-QSB

PART II - OTHER INFORMATION

Page

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

OGDEN GOLF CO. CORPORATION
Balance Sheet (Unaudited)

As of September 30,	2007
ASSETS
Current Assets
Cash	$ 12,112
Loan to Related Party	28,077
Total Current Assets	40,189

Investments	4,000
Total Other Assets	4,000

TOTAL ASSETS	$ 44,189

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 74,594
Accrued Expenses	71,366
Credit Bankcard	1,959
Notes Payable, Stockholders	60,500
Total Current Liabilities	208,419

Stockholders' Deficit
Series A Preferred Stock, $0.20 stated value, authorized 100,000
shares issued and outstanding none	-
Common Stock, no par value, authorized 100,000,000 shares issued and
outstanding 2,760,909	427,784
Paid-in Capital	4,846
Accumulated Deficit	(596,860)
Total Stockholders Deficit	(164,230)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 44,189

See Notes to Interim Unaudited Financial Statements

OGDEN GOLF CO. CORPORATION
Statements of Operations (Unaudited)

For the three months ended September 30,	2007	2006
Sales	$ -	$ 13,041

Cost of Sales	-	14,061

Gross Profit	-	(1,020)

Selling, General and Administrative Expenses	21,241	27,618

Operating Loss	(21,241)	(28,638)

Other Income (Expenses):
Interest Income	139	137
Interest Expenses	(2,598)	(4,539)
Total Other Expenses	(2,459)	(4,402)

Net Loss Before Taxes	(23,700)	(33,040)

Provision for Income Taxes	100	100

Net Loss	$ (23,800)	$ (33,140)

Basic and Diluted Net Loss Per Share	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares	2,760,909	2,735,909

See Notes to Interim Unaudited Financial Statements

OGDEN GOLF CO. CORPORATION
Statements of Cash Flows (Unaudited)

For the three months ended September 30,	2007	2006
Cash Flow from Operating Activities:
Net Loss	$ (23,800)	$ (33,140)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation	-	710
(Increase) Decrease in:
Inventories	-	9,312
Prepaids	-	258
Interest receivable on related party’s loan	(139)	(137)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	16,897	11,694
Unearned Income	-	(1,080)
Net Cash Used in Operating Activities	(7,402)	(12,383)

Cash Flow from Investing Activities
Increase in loan to related party	(15,684)	-
Net Cash Used in Investing Activities	(15,684)	-

Cash Flow from Financing Activities:
Additions to Credit Bankcard	1,959	-
Payments to Credit Bankcard	-	359
Repayments of Long-term Debt	-	(802)
Cash received from stockholders' loan	-	8,500
Net Cash Flow Provided by Financing Activities	1,959	8,057

Net Decrease in Cash	(20,767)	(4,326)

Cash Balance at Beginning of Year	32,879	9,558

Cash Balance at End of Year	$ 12,112	$ 5,232

Supplemental Disclosures of Cash Flow Information
Interest Paid	$ -	$ 2,673

See Notes to Interim Unaudited Financial Statements

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS_____________

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years. Depreciation expense for the three months ended September 30, 2007 and 2006 was none and $710, respectively.

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

Advertising Costs All costs associated with advertising and promoting the Company’s goods and services are expensed as incurred. The advertising expenses for the three months ended September 30, 2007 and 2006 was none and $175, respectively.

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

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS_________________

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements: In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), Definition of Settlement in FASB Interpretation No. 48.  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s financial statements.

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

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS_________________

NOTE 2 – GOING CONCERN

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of September 30, 2007, property and equipment is summarized as follows:

Building and improvements	$ -
Equipment	2,207
Land	-
2,207
Less accumulated depreciation	(2,207)

Property and Equipment, net	$ -

NOTE 4 – LOAN TO RELATED PARTY

The Company has a loan receivable from a director and a former officer, which bears interest at 5% per annum and is due on demand. As of September 30, 2007, the loan balance was $28,077, including interest receivable of $1,239.

NOTE 5 – ACCRUED EXPENSES

As of September 30, 2007, accrued expenses consisted of the following:

Accrued salaries and payroll taxes	$ 59,090
Accrued professional fees	4,000
Accrued interest	8,176
Accrued income tax	100
$ 71,366

NOTE 6 – CREDIT BANKCARD

The Company had a business credit bankcard with a financial institution. The credit bankcard has a $38,000 credit limit and carries an interest rate 13.75% for purchases at September 30, 2007. The outstanding balance on this credit bankcard as of September 30, 2007 is $1,959.

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS_________________

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had notes payable to stockholders in the amounts of $60,500 as of September 30, 2007. The notes bear interest at 10% per annum and due in demand. The accrued interest related to notes payable to stockholders is $7,091 as of September 30, 2007.

On July 10, 2006, the board of Directors approved to pay an officer an annual salary of $35,000 from beginning of fiscal year 2002 to June 30, 2006. All unpaid salaries were accrued interest at 10% per annum.

As of September 30, 2007, the balance of the accrued salaries, including related accrued interest, was $60,008.

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For three months ended
	September 30,
	2007	2006
Numerator:
Net Income (Loss)	$ (23,800)	$ (33,140)

Denominator:
Weighted average common shares outstanding	2,760,909	2,735,909

Basic and diluted net income (loss) per share	$ (0.01)	$ (0.01)

NOTE 9 – SEGMENT INFORMATION

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

NOTE 10 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets and (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2007.

In general, the Company offered a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS_________________

NOTE 17 – PLAN OF REORGANIZATION

On September 27, 2007, the Company entered into an Agreement and Plan of Reorganization with Bio-Path, Inc. a development stage company, and privately-held Utah corporation.

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company sold 137,500 shares for $55,000 to accredited investors.

On December 13, 2007, the Board of Directors approved a bonus of $200,000 to the President of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

             Until recently, Ogden Golf Co. Corporation (“Ogden Golf”, “us”, or “we”) was a retailer of brand-named golf clubs, bags, apparel, and accessories merchandise in its Ogden, Utah retail location. In addition, we offered custom golf club-making, fitting, repair, and tune-up services to our customers throughout Northern Utah. Our retail business was seasonal, with the heaviest sales during March, April and May, when outdoor spring activities commence, and in November and December because of holiday gift purchases. In September 2006, our Board of Directors determined that Ogden Golf’s revenues and business operations were not sufficient to allow us to continue to operate in the retail golf equipment business and we terminated our golf business operations. We have been undercapitalized since our inception and have relied upon friends and relatives to fund our operating losses, primarily through purchases of our stock and debt in private transactions. On September 27, 2007, we entered into a merger agreement to acquire Bio-Path, Inc., a privately-held Utah corporation. We anticipate we will close the merger in the first quarter of 2008.

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

Change of Business Direction

Because of our lack of success in the retail golf equipment business, in 2006 our Board of Directors considered various business strategies and alternatives. On May 25, 2006, we signed a letter of intent with InterPath Pharmaceuticals, Inc., a Delaware corporation (“InterPath Pharmaceuticals”), for the merger of InterPath Pharmaceuticals with and into a newly-formed, wholly-owned subsidiary of Ogden Golf (the “Merger”). On November 21, 2006 we signed a definitive Merger Agreement with InterPath Pharmaceuticals. The Merger was subject to numerous financial and other conditions including the raising of $5,000,000. The $5,000,000 amount was not raised and the Merger Agreement was terminated.

On September 27, 2007, Ogden Golf entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among Ogden Golf, Bio-Path, Inc. (“Bio-Path”), a privately-held Utah corporation, and Biopath Acquisition Corp. (“Merger Sub”), a Utah corporation which is a wholly owned subsidiary of Ogden Golf.

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

•       All of the shares of Bio-Path issued and outstanding immediately prior to the closing of the Merger will be converted into shares of Ogden Golf) common stock based on a conversion ratio determined as set forth in the Merger Agreement by a formula that results in the security holders of Ogden Golf owning approximately 5% of the fully-diluted capitalization following the merger and other transactions.

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

             Douglas P. Morris, the vice president and a director of Bio-Path was formerly an officer and director of Ogden Golf. Mr. Morris continues to be a shareholder of Ogden Golf. This could result in a conflict of interest for Mr. Morris.

             Sycamore Ventures, LLC, Series 2 owns 2,339,181 shares of Bio-Path. The owners of Sycamore Ventures, LLC, Series 2 include Douglas P. Morris, Dr. Tom Garrison, Mark Scharmann (the president of Ogden Golf), David Knudson (a shareholder of Ogden Golf) and Lori Hanley, a shareholder of Ogden Golf.

Results and Comparison for Quarter Ended September 30

             During the quarter ended March 31, 2007, we terminated our golf operations and sold our building. Accordingly, we had a one-time gain of $73,045 from the sale of our building. We had no sales from operations during the quarter ended September 30, 2007.

For the three months ended September 30, 2007 we had a net loss of $23,800.

             Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended September 30, 2007 decreased to $21,241 from $27,618 for the three months ended September 30, 2006, a decrease of $6,377. The decrease was the result of the termination of our golf business operations.

             Interest Expense. We incurred interest on our short term debt. Net interest expense was $2,598 for the three months ended September 30, 2007 compared to $4,539 for the three months ended September 30, 2006. The reason for the reduction in net interest expense was the sale of our building in the quarter ended March 31, 2007, and the payment in full of the building’s mortgage.

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

At September 30, 2007, we had total assets of $44,189 of which $12,112 was cash. At June 30, 2006 we had total assets of $131,491 of which $9,558 was cash. As of September 30, 2007 we had $60,500 plus accrued interest in loans from shareholders.

Our assets included a loan to a director and former officer of the Company in the amount of $28,077.

Our total liabilities at September 30, 2007 were $208,419. At September 30, 2007, we had notes payable of $60,500 to shareholders.

Our stockholders’ equity at September 30, 2007 was a negative $164,230 compared to stockholders’ equity at June 30, 2007 of a negative $140,430.

Cash provided by financing activities was approximately $1,959 for the three months ended September 30, 2007, compared to $8,057 for the three months ended September 30, 2006.

Subsequent to the quarter ended September 30, 2007, the Company raised $55,000 from the sale of 137,500 shares of common stock. The proceeds were used to reduce accounts payable, accrued expenses and notes payable.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing, and ultimately to attain profitable operations. We intend to repay some of our debt through the liquidation of our assets and the completion of a merger transaction with Bio-Path, Inc. We intend to attempt to repay some of our debt through the conversion of our debt into shares of our common stock. We have not entered into any binding agreements regarding the repayment of our debt with the issuance of our common stock.

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

OGDEN GOLF CO. CORPORATION

Dated: December 18, 2007	By: /s/ Mark A. Scharmann
Mark A. Scharmann , President
Principal Executive Officer
Principal Accounting Officer

Dated: December 18, 2007	By: /s/ Robert R. Petersen
Robert R. Petersen, Secretary/Treasurer
Principal Financial Officer