Form 10QSB
period 2007-12-31
OGDEN GOLF CO CORP
filed 2008-02-12
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

( QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes  [X ]   No ☐ (2) Yes [ X]  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes☐ No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X] No ☐

Common Stock outstanding at February 11, 2008, 3,600,000 shares of no par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

FORM 10-QSB

FINANCIAL STATEMENTS AND SCHEDULES

OGDEN GOLF CO. CORPORATION

For the Quarter ended December 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

OGDEN GOLF CO. CORPORATION

BALANCE SHEET (Unaudited)

As of December 31,	2007
ASSETS
Current Assets
Cash	$ 17,455
Loan to Related Party	37,974
Total Current Assets	55,429

Investments	4,000
Total Other Assets	4,000

TOTAL ASSETS	$ 59,429

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 31,012
Accrued Expenses	249,465
Notes Payable, Stockholders	48,000
Total Current Liabilities	328,477

Stockholders' Deficit
Series A Preferred Stock, $0.20 stated value, authorized 100,000
shares; issued and outstanding none	-
Common Stock, no par value, authorized 100,000,000 shares; issued and
outstanding 2,760,909	427,784
Stock Subscriptions	110,000
Paid-in Capital	4,846
Accumulated Deficit	(811,678)
Total Stockholders Deficit	(269,048)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 59,429

OGDEN GOLF CO. CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended		For six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Sales	$ -	$ 5,397	$ -	$ 18,438

Cost of Sales	-	6,046	-	20,107

Gross Profit (Deficit)	-	(649)	-	(1,669)

Selling, general and administrative expenses	212,506	30,119	233,747	57,737

Operating loss	(212,506)	(30,768)	(233,747)	(59,406)

Other Income (expenses):
Interest expenses	(2,709)	(2,351)	(5,307)	(6,890)
Interest earned	397	148	536	285
Total Other Income (Expenses)	(2,312)	(2,203)	(4,771)	(6,605)

Net loss before taxes	(214,818)	(32,971)	(238,518)	(66,011)

Provision for income taxes	-	-	100	100

Net loss	$ (214,818)	$ (32,971)	$ (238,618)	$ (66,111)

Basic and diluted net loss per share	$ (0.08)	$ (0.01)	$ (0.09)	$ (0.02)

Weighted average number of common shares	2,760,909	2,735,909	2,760,909	2,735,909

OGDEN GOLF CO. CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended December 31,	2007	2006
Cash Flow from Operating Activities:
Net Loss	$ (238,618)	$ (66,111)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation	-	1,420
(Increase) Decrease in:
Inventories	-	13,297
Prepaids	-	(240)
Interest receivable on related party's loan	(397)	(285)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	151,414	20,177
Unearned Income	-	(1,080)
Net Cash Used in Operating Activities	(87,601)	(32,822)

Cash Flow from Investing Activities
Increase in loan to related party	(25,323)	-
Net Cash Used in Investing Activities	(25,323)	-

Cash Flow from Financing Activities:
Additions to Credit Bankcard	-	359
Payments to Credit Bankcard	-	(640)
Repayments of Long-term Debt	(12,500)	(1,337)
Cash received from stockholders' loan	-	34,500
Stock subscriptions	110,000	-
Net Cash Flow Provided by Financing Activities	97,500	32,882

Net Decrease in Cash	(15,424)	60

Cash Balance at Beginning of Year	32,879	9,558

Cash Balance at End of Year	$ 17,455	$ 9,618

Supplemental Disclosures of Cash Flow Information
Interest Paid	$ 1,848	$ 4,479

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

Revenue Recognition Revenue is recognized at the point of sales or as goods are delivered to and accepted by customers and are billable, provided that no significant obligations remain and collectibility is reasonably assured. Recognition of revenue from sale of gift certificates is deferred until the certificates are redeemed for merchandise or expire one year from date of purchase. The Company generated no revenue for the quarter ending December 31, 2007.

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

Property and Equipment Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years. Depreciation expense for the six months ended December 31, 2007 and 2006 was none and $1,420, respectively.

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

Advertising Costs All costs associated with advertising and promoting the Company’s goods and services are expensed as incurred. The advertising expenses for the six months ended December 31, 2007 and 2006 was none and $287, respectively.

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

As of December 31, 2007, property and equipment is summarized as follows:

Building and improvements	$ -
Equipment	2,207
Land	-
2,207
Less accumulated depreciation	(2,207)

Property and Equipment, net	$ -

NOTE 4 – LOAN TO RELATED PARTY

The Company has a loan receivable from a director and a former officer, which bears interest at 5% per annum and is due on demand. As of December 31, 2007, the loan balance was $37,974, including interest receivable of $2,123.

NOTE 5 – ACCRUED EXPENSES

As of December 31, 2007, accrued expenses consisted of the following:

Bonus payable to an officer	$ 175,000
Accrued salaries and payroll taxes	63,988
Accrued professional fees	3,500
Accrued interest	6,877
Accrued income tax	100
$ 249,465

On December 13, 2007, the Company’s Board of Directors approved and signed a bonus of $200,000 payable to the Company’s President, Mr. Mark Scharmann, for his services provided to the Company.

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company had notes payable to stockholders in the amounts of $48,000 as of December 31, 2007. The notes bear interest at 10% per annum and due in demand. The accrued interest related to notes payable to stockholders is $6,877 as of December 31, 2007.

On July 10, 2006, the board of Directors approved to pay an officer an annual salary of $35,000 from beginning of fiscal year 2002 to June 30, 2006. All unpaid salaries were accrued interest at 10% per annum.

As of December 31, 2007, the balance of the accrued salaries, including related accrued interest, was $61,475.

NOTE 7 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For six months ended
	December 31,
	2007	2006
Numerator:
Net Income (Loss)	$ (238,618)	$ (66,111)

Denominator:
Weighted average common shares outstanding	2,760,909	2,735,909

Basic and diluted net income (loss) per share	$ (0.09)	$ (0.02)

NOTE 8 – STOCK SUBSCRIPTION

In December of 2007, the Board of Directors approved a private placement offering. Pursuant to this offering the Company is to offer its common stocks to accredited investors at $0.40 per share. As of December 31, 2007, the Company received aggregate proceeds of $110,000 for 275,000 shares of stocks to be issued

NOTE 9 – SEGMENT INFORMATION

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

OGDEN GOLF CO. CORPORATION

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – GUARANTEES (continued)

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2007.

In general, the Company offered a one-year warranty for most of the products it sold. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 11 – PLAN OF REORGANIZATION

On September 27, 2007, the Company entered into an Agreement and Plan of Reorganization with Bio-Path, Inc. a development stage company, and privately-held Utah corporation.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company received $170,428 for common stock subscription from various subscribers.

The Company converted its notes payable to its stockholders into common stocks on January 25, 2008.

The Company is planning to complete the reorganization plan in its third quarter.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ogden Golf Co. Corporation (“Ogden Golf”, “us”, or “we”) was initially a retailer of brand-named golf clubs, bags, apparel, and accessories merchandise in its Ogden, Utah retail location. In addition, we offered custom golf club-making, fitting, repair, and tune-up services to our customers throughout Northern Utah. Our retail business was seasonal, with the heaviest sales during March, April and May, when outdoor spring activities commence, and in November and December because of holiday gift purchases. In September 2006, our Board of Directors determined that Ogden Golf’s revenues and business operations were not sufficient to allow us to continue to operate in the retail golf equipment business and we terminated our golf business operations. We have been undercapitalized since our inception and have relied upon friends and relatives to fund our operating losses, primarily through purchases of our stock and debt in private transactions.

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

Bio-Path, Inc. is a development stage company founded in 2007, dedicated to developing novel cancer therapeutics. Bio-Path, Inc. was formed to raise capital to acquire licensed drug technologies from an alliance with M.D. Anderson Cancer Center ("M.D. Anderson"), a world leading cancer center, to fund and commercialize the conducting of clinical and other trials for such technologies. The management team and advisors for Bio-Path, Inc. consist of pre-eminent scientists, clinicians and proven drug developers. Bio-Path is developing a revolutionary, patented, liposomal drug delivery system with two drug candidates ready for the clinic and a third siRNA candidate within 12 months of entering clinical trials. Bio-Path’s drug delivery technology provides systemic distribution of nucleic acid drugs throughout the human body through simple intravenous transfusion. The delivery technology applies to both double stranded (siRNA) and single stranded (antisense) nucleic acid drugs. Bio-Path’s drug delivery technology has the potential to revolutionize the treatment of cancer and other diseases where the targets of disease are well characterized. Bio-Path’s existing portfolio of liposomal siRNA and antisense drug products and its relationship with M.D. Anderson for additional new products in the future provides Bio-Path with a strong current and future drug pipeline. Bio-Path has raised operating capital in three private financing rounds, aggregating to approximately $3.7 million. After completion of the merger with Ogden Golf Company Corp., Bio-Path will evaluate the timing of additional private placement financing to complete remaining funding requirements needed to execute its 3 year business plan.

The closing of the Merger Agreement is subject to numerous conditions, but we anticipate the merger will be closed in February 2008.

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

Sycamore Ventures, LLC, Series 2 owns 2,339,181 shares of Bio-Path. The owners of Sycamore Ventures, LLC, Series 2 include Douglas P. Morris, Dr. Tom Garrison, Mark Scharmann (the president of Ogden Golf), David Knudson (a shareholder of Ogden Golf) and Lori Hanley (a shareholder of Ogden Golf).

Results and Comparison for Quarter Ended September 30

During the quarter ended March 31, 2007, we terminated our golf operations and sold our building. Accordingly, we had a one-time gain of $73,045 from the sale of our building. We had no sales from operations during the quarter ended December 31, 2007.

For the three months ended December 31, 2007 we had a net loss of $214,818. For the six months ended December 31, 2007, we had a net loss of $238,618.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended December 31, 2007 increased to $212,506 from $30,119 for the three months ended December 31, 2006, an increase of $182,387. Our selling, general and administrative expenses for the six months ended December 31, 2007 increased to $233,747 from $57,737 for the six months ended December 31, 2006. The increase was the result of the approval of an officer bonus.

Interest Expense. We incurred interest on our short term debt. Net interest expense was $2,709 for the three months ended December 31, 2007 compared to $2,351 for the three months ended December 31, 2006. Net interest expense for the six months ended December 31, 2007 was $5,307 compared to $6,890 for the six months ended December 31, 2006. The reason for the reduction in net interest expense was the sale of our building in the quarter ended March 31, 2007, and the payment in full of the building’s mortgage.

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

At December 31, 2007, we had total assets of $59,429 of which $17,455 was cash. At June 30, 2007 we had total assets of $49,133 of which $32,879 was cash. As of December 31, 2007 we had $48,000 plus accrued interest in loans from shareholders.

Our assets included a loan to an officer of the Company in the amount of $37,974.

Our total liabilities at December 31, 2007 were $328,477. At December 31, 2007, we had notes payable of $48,000 to shareholders.

Our stockholders’ equity at December 31, 2007 was a negative $269,048 compared to stockholders’ equity at June 30, 2007 of a negative $140,430.

Cash provided by financing activities was approximately $97,500 for the six months ended December 31, 2007, compared to $32,882 for the six months ended December 31, 2006.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing, and ultimately to attain profitable operations. We have repaid some of our debt through the liquidation of our assets and the sale of the building. We intend to attempt to repay some of our debt through the conversion of our debt into shares of our common stock..

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

Item 2. Unregistered Sales of Equity Securities.  None

Item 3. Defaults by the Company on its Senior Securities.  None

Item 4. Submission of Matters to Vote of Security Holders.

On December 27, 2007, the holders of 1,792,500 shares of our common stock, or 65% of the total 2,760,909 shares then outstanding consented in writing, in lieu of a meeting of shareholders, to the following resolutions:

RESOLVED, that the proposal to adopt and approve the Bio-Path Merger Agreement is hereby approved;

RESOLVED, that the proposal to amend the Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock to 200,000,000 , the number of shares of preferred stock authorized to 10,000,000 and to change the name of the Company to Bio-Path Holdings, Inc., or some derivation thereof is hereby approved;

RESOLVED, that the proposal to adopt a Stock Incentive Plan which reserves 7,000,000 shares of the Company’s common stock for issuance under the plan is hereby approved.

RESOLVED, that at the effective time of the Merger, the following shall be elected as directors of the Company: Peter Nielsen, Douglas P. Morris and Thomas Garrison, MD.

There were no negative votes relating to the above referenced matters. The Company is not subject to the proxy rules as under the Securities Exchange Act of 1934, as amended and so no information statement was filed with the Securities and Exchange Commission. However, the Company prepared and distributed an information statement to its shareholders on January 9, 2008

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

OGDEN GOLF CO. CORPORATION

Dated: February 11, 2008	By: /s/ Mark A. Scharmann
Mark A. Scharmann , President
Principal Executive Officer
Principal Accounting Officer

Dated: February 11, 2008	By: /s/ Robert R. Petersen
Robert R. Petersen, Secretary/Treasurer
Principal Financial Officer