Form 10QSB
period 2008-03-31
BIO-PATH HOLDINGS INC
filed 2008-05-20
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________

Commission file number: 333-105075

____________Bio-Path Holdings, Inc.__________
(Exact name of registrant as specified in its charter)

Utah	87-0652870
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification No.)

3293 Harrison Boulevard, Suite 230, Ogden, UT 84403
(Address of principal executive offices)

Registrant's telephone no., including area code: (801) 399-5500

Ogden Golf Co. Corporation, 1661 Lakeview Circle, Ogden, UT 84403
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  ☒ No

At May 19, 2008, the Company had 41,623,420 outstanding shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Conditionand Results of Operations	10
Item 3A(T).	Controls and Procedures	15

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet at March 31, 2008; the related unaudited consolidated statements of operations for the three month period ended March 31, 2008 and from inception (May 10, 2007) to March 31, 2008); and the related unaudited statement of cash flows for the three month period ended March 31, 2008 and from inception  (May 10, 2007) through March 31, 2008, are attached hereto

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

		31-Mar-08

ASSETS

	Current assets
	Cash	$2,505,647
	Other current assets	28,568

	Total current assets	2,534,215

	Other assets
	Technology license	2,554,167
	Less Accumulated Amortization	(70,135)
		2,484,032

	TOTAL ASSETS	$5,018,247

LIABILITIES & SHAREHOLDERS' EQUITY/(DEFICIT)

	Current liabilities
	Accounts payable	827
	Accrued expense	$13,923

	Total current liabilities	14,750

	Long term debt

	Shareholders' Equity/(Deficit)
	Preferred Stock, $.001 par value
	10,000,000 shares authorized, no shares issued and outstanding
	Common Stock, $.001 par value, 200,000,000 shares authorized	41,623
	41,623,578 shares issued and outstanding
	Additional paid in capital	5,469,477
	Accumulated deficit during development stage	(507,603)

	Total shareholders' equity/(deficit)	5,003,497

	TOTAL LIABILITIES & SHAREHOLDERS' EQUITY/(DEFICIT)	$5,018,247

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

First Quarter
January 1, 2008 Through March 31, 2008

	1st Quarter	From inception
	01/01/08 to	05/10/07 to
	03/31/08	03/31/08

Revenue	$-	$-

Operating expense

Research and development	17,650	25,825
General & administrative	183,660	454,940
Amortization	42,583	70,135

Total operating expense	243,893	550,900

Net operating loss	$(243,893)	$(550,900)

Other income
Interest income	17,687	43,297
Total Other Income	17,687	43,297

Net Loss	$(226,206)	$(507,603)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Basic and diluted weighted average number
of common shares outstanding	39,144,256	28,237,025

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

				Additional
		Common Stock		Paid in	Accumulated
Date	Description	Shares	Amount	Capital	Deficit	Total

May-07	Common stock issued for cash	6,480,994	$6,481	$-	$-	$6,481
Jun-07	Common stock issued for cash	25,000	25			25
	2nd Quarter fund raising expense			(26,773)		(26,773)
	Net loss 2nd Quarter 2007				(56,210)	(56,210)

Balances at June 30, 2007		6,505,994	6,506	(26,773)	(56,210)	(76,477)

Aug-07	Common stock issued for cash in seed round	3,975,000	3,975	989,775		993,750
Aug-07	Common stock issued for cash in second round	1,333,334	1,333	998,667		1,000,000
Aug-07	Common stock issued to Placement Agent for services	530,833	531	198,844		199,375
	3rd Quarter fund raising expense			(441,887)		(441,887)
	Net loss 3rd Quarter 2007				(81,986)	(81,986)

Balances at September 30, 2007		12,345,161	12,345	1,718,626	(138,196)	1,592,775

Nov-07	Common stock issued MD Anderson for License	3,138,889	3,139	2,351,028		2,354,167
	4th Quarter fund raising expense			(60,506)		(60,506)
	Net loss 4th Quarter 2007				(143,201)	(143,201)

Balances at December 31, 2007		15,484,050	$15,484	$4,009,148	$(281,397)	$3,743,236

Feb-08	Common stock issued for cash in 3rd round	1,579,400	1,579	1,577,821		1,579,400
Feb-08	Common stock issued to Placement Agent	78,970	79	78,891		78,970
Feb-08	Common stock issued for services	80,000	80	79,920		80,000
Feb-08	Merger with 2.20779528 : 1 exchange ratio	20,801,158	20,801	(20,801)		-
Feb-08	Add merger partner Odgen Golf shareholders	3,600,000	3,600	(3,600)		-
	1st Quarter fund raising expense			(251,902)		(251,902)
	Net loss 1st Quarter 2008				(226,206)	(226,206)

Balances at March 31, 2008		41,623,578	$41,623	$5,469,477	$(507,603)	$5,003,497

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED CASH FLOW STATEMENT
Unaudited

First Quarter
January 1, 2008 Through March 31, 2008

	1st Qtr 2008	From inception
	01/01/2008 to	05/10/2007 to
	03/31/2008	03/31/2008
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(226,206)	$(507,603)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	42,583	70,135
Common stock issued for services	80,000	80,000
(Increase) decrease in assets
Restricted escrow cash	208,144
Other current assets	(1,133)	(28,568)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(15,423)	14,750
Escrow cash payable	(208,144)

Net cash used in operating activities	(120,179)	(371,286)
INVESTING ACTIVITIES
Purchase of exclusive license		(200,000)

Net cash used in investing activities	-	(200,000)
FINANCING ACTIVITIES
Proceeds from convertible notes		435,000
Cash repayment of convertible notes	.	(15,000)
Net proceeds from sale of common stock	1,406,468	2,656,933
Net cash from financing activities	1,406,468	3,076,933
NET INCREASE IN CASH	1,286,289	2,505,647
Cash, beginning of period	1,219,358	-
Cash, end of period	$2,505,647	$2,505,647
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities
Common stock issued upon conversion of convertible notes		$420,000
Common stock issued to Placement Agent	$78,970	$278,165

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Notes to the Interim Condensed Consolidated Financial Statements Ending March 31, 2008

The accompanying interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations for the period ended March 31, 2008, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

Bio-Path Holdings, Inc. (“Bio-Path” or the “Company”) is a development stage company founded with technology from The University of Texas, M.D. Anderson Cancer Center (“MD Anderson”) dedicated to developing novel cancer drugs under an exclusive license arrangement.  The Company has drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and small molecules for treatment of cancer.  In addition to its existing technology under license, the Company expects to have agreements with M.D. Anderson, which in addition to a close working relationship with key members of the University’s staff, will provide Bio-Path with a strong pipeline of promising drug candidates on a continuing basis.  Bio-Path expects the program with MD Anderson to enable the Company to broaden its technology to include cancer drugs other than antisense and siRNA.

Bio-Path believes that its core technology, if successful, will enable it to be at the center of emerging genetic and molecular target-based therapeutics that require systemic delivery of DNA and RNA-like material.  In total, including the siRNA technology, the Company expects to have up to eight (8) drug candidates under license at various stages of development.  The Company’s two lead drug candidates treat chronic myelogenous leukemia and follicular lymphoma, and if successful, could potentially be used in treating many other indications of cancer.  These two lead drug candidates will be ready for clinical trials after receiving an investigational new drug (“IND”) status from the FDA.  The Company has filed an IND application for its lead drug candidate.

The Company was founded in May of 2007 as a Utah corporation.  In February of 2008, Bio-Path completed a reverse merger with Ogden Golf Co. Corporation, a public company traded over the counter that has no current operations.  The name of Ogden Golf was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path, Inc. became the directors and officers of Bio-Path Holdings, Inc.  Bio-Path has become a publicly traded company (symbol BPTH) as a result of this merger.

The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for a limited number of product candidates. As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.    Convertible Debt

 The Company issued $435,000 in notes convertible into common stock at a rate of $.25 per common share.  As of December 31, 2007, $15,000 of the convertible notes had been repaid in cash and $420,000 of the convertible notes had been converted into 1,680,000 shares of Bio-Path common stock and were included in the seed round completed in August of 2007.  No interest was recorded because interest was nominal prior to conversion.  No beneficial conversion feature existed as of the debt issuance date since the conversion rate was greater than or equal to the fair value of the common stock on the issuance date.

3.	Stockholders’ Equity

Issuance of Common Stock– In May and June of 2007, the Company issued 6,505,994 shares of common stock for $6,506 in cash to founders of the Company.  In August of 2007, the Company issued 3,975,000 shares of common stock for $993,750 in cash to investors in the Company pursuant to a private placement memorandum.  In August of 2007 the Company issued an additional 1,333,334 shares of common stock for $1,000,000 in cash to investors in the Company pursuant to a second round of financing.  The Company issued 530,833 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.  In November of 2007, the Company issued 3,138,889 shares in common stock to MD Anderson as partial consideration for its two technology licenses from MD Anderson.  In February of 2008, the Company issued 1,579,400 shares of common stock for $1,579,400 in cash to investors in the Company pursuant to a private placement memorandum.  The Company issued 78,970 in common stock to the Placement Agent as commission for the shares of common stock sold to investors.  In February, the Company completed a reverse merger with Ogden Golf Co. Corporation and issued 38,023,578 shares of common stock of the public company Bio-Path Holdings (formerly Ogden Golf Co. Corporation) in exchange for pre-merger common stock of Bio-Path, Inc.  In addition, shareholders of Ogden Golf Co. Corporation retained 3,600,000 shares of common stock of Bio-Path Holdings.  In February of 2008 Bio-Path issued 80,000 shares of common stock to strategic consultants pursuant to executed agreements and the fair value was expensed upfront as common stock for services.  As of March 31, 2008 there were 41,623,420 shares of common stock issued and outstanding.  There are no preferred shares, stock option or warrants outstanding as of March 31, 2008.

4.	Commitments and Contingencies

Technology License - The Company has negotiated exclusive licenses from MD Anderson to develop drug delivery technology for siRNA and antisense drug products.  These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expenses.  As of March 2008, the Company estimates these expenses will total approximately $325,000.  The Company will be required to pay the patent expenses at the rate of $25,000 per quarter per license.

5.    Subsequent Events

In April of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 1,615,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  None of the stock options grants are for current officers of the Company.  In April of 2008 the Company awarded warrants for services to purchase in the aggregate 85,620 shares of the Company’s common stock.  The exercise price is $0.90 a share.  In April of 2008, the Company issued 200,000 shares of the Company’s common stock to a firm in connection with introducing Bio-Path, Inc. to its merger partner Ogden Golf Co. Corporation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Form 10-QSB, it is important that you also read the financial statements and related notes included elsewhere in this Form 10-QSB. This section of this quarterly report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Risk Factors” in  the Company’s Form 8-K that was filed February 19, 2008

Overview

Bio-Path Holdings, Inc. (the “Company”), was formed under the name of Ogden Golf Co. Corporation.  The Company terminated its retail golf store operations in December 2006.  On February 14, 2008, the Company acquired Bio-Path, Inc. (“Bio-Path”) in a merger transaction.  In connection with the Merger, we changed our name to Bio-Path Holdings, Inc., we acquired Bio-Path as a wholly owned subsidiary and we appointed new officers and directors.  In connection with the Merger, we also increased our authorized capital stock and adopted a Stock Incentive Plan.  The Merger and related matters are further described in a Form 8-K filed on February 19, 2008.

Subsequent to the Merger, we changed our fiscal year end from June 30th to December 31st.

Bio-Path was formed to finance and facilitate the development of novel cancer therapeutics.  Bio-Path’s initial plan is to acquire licenses for drug technologies from the University of Texas MD Anderson Cancer Center (“MD Anderson”), to fund clinical and other trials for such technologies and to commercialize such technologies. Bio-Path has negotiated and executed two exclusive licenses (“License Agreements”) for three lead products and nucleic acid delivery technology. These licenses specifically provide drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and small molecules for treatment of cancer.  Bio-Path’s business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into authentic therapeutic drugs candidates.  Its strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of MD Anderson, to advance these candidates into initial human efficacy trials (Phase IIA), and out-license each successful potential drug to a pharmaceutical company.

Plan of Operation

Our plan of operation over the next 36 months is focused on achievement of milestones with the intent to demonstrate clinical proof-of concept of Bio-Path’s delivery technology and lead drug products. Furthermore, we will attempt to validate our business model by in-licensing additional products to broaden the drug product pipeline.

We anticipate that over the next 36 months, we will need to raise approximately $11,500,000 to completely implement our business plan.  Bio-Path completed several financing rounds prior to the closing of the Merger raising net proceeds of $3,131,460. We believe that the pre-merger funding will enable us to achieve three key milestones:

1)  conduct a Phase I clinical trial of Bio-Path’s lead drug BP-100-1.01, which if successful, will validate Bio-Path’s liposomal delivery technology for nucleic acid drug products including siRNA;
2)  perform necessary pre-clinical studies in Bio-Path’s lead liposomal siRNA drug candidate to enable the filing of an Investigational New Drug (”IND") for a Phase I clinical trial; and
3)  out-license (non-exclusively) Bio-Path’s delivery technology for either antisense or siRNA to a pharmaceutical partner to speed development applications of Bio-Path’s technology.

The Phase I clinical trial of BP-100-1.01 is budgeted for $1,675,000.  BP-100-1.01 is Bio-Path’s lead lipid delivery RNAi drug, which will be clinically tested for valuation in Chronic Myelogenous Leukemia (CML).  If this outcome is favorable, Bio-Path expects there will be numerous opportunities to negotiate non-exclusive license applications involving upfront cash payments with pharmaceutical companies developing siRNA and antisense drugs that need systemic delivery technology.  Commencement of the Phase I clinical trial depends on the Federal Drug Administration (“FDA”) approving the IND for BP-100-1.01.  BP-100-2.01 is Bio-Path’s lead siRNA drug, which will be clinically tested for validation as a novel, targeted ovarian cancer therapeutic agent.  Performing the remaining pre-clinical development work for BP-100-2.01 expected to be required for an IND is budgeted for $75,000.

We anticipate that will need to raise an additional $11,500,000 in the next 36 months in funding to complete its $15 million fund raising objectives to conduct additional clinical trials in other Bio-Path drug candidates and extend operations through 36 months.  The Phase I clinical trial of BP-100-2.01 is expected to cost $2,000,000.  Commencement of the Phase I clinical trial depends on the FDA approving the IND for BP-100-2.01.  Success in the Phase I clinical trial will be based on the demonstration that the delivery technology for siRNA has the same delivery characteristics seen in other non-siRNA, small molecule cancer drug applications.  If the Phase I clinical trial in BP-100-1.01 is successful, the Company will follow with a Phase IIa trial in BP-100-1.01.  Successful Phase I and IIa trials of BP-100-1.01 will demonstrate clinical proof-of-concept that BP-100-1.01 is a viable therapeutic drug product for treatment of CML.  The Phase IIa clinical trial in BP-100-1.01 is expected to cost approximately $1,600,000.  The additional $11,420,000 in capital raised will also allow Bio-Path to conduct a Phase I clinical trial of BP-100-1.02, which is an anti-tumor drug that treats a broad range of cancer tumors.  This trial is budgeted to cost $2,500,000 and is higher than the Phase I clinical trial for BP-100-1.01 due to expected higher hospital, patient monitoring and drug costs.  Similar to the case with BP-100-1.01, commencement of the Phase I clinical trial of BP-100-1.02 requires that the FDA approve the IND application for BP-100-1.02.

We have currently budgeted approximately $2,000,000 out of the total $11,500,000 to be raised for additional drug development opportunities, including the possibility of funding an additional Phase I clinical trial for a second siRNA drug product.  The balance of the funding is planned to fund patent expenses, licensing fees, pre-clinical costs to M.D. Anderson’s Pharmaceutical Development Center, consulting fees and management and administration.

We have generated less than one full year of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in ourtechnology and trials.. We cannot guarantee that plans asdescribed in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods. If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

There can be no assurance of the following:

1)  That the actual costs of a particular trial will come within our budgeted amount.

2)  That any trials will be successful or will result in drug commercialization opportunities.
3)  That we will be able to raise the sufficient funds to allow us to operate for three years or to complete our trials.

Results of Operations

Except as discussed below, a discussion of our past financial results is not pertinent to the business plan of the Company on a going forward basis, due to the change in our business which occurred upon consummation of the Merger on February 14,  2008.

Results of Operations for the quarter ended March 31, 2008 and period from inception (May 10, 2007) to March 31, 2008.

We have no operating revenues since our inception.  Our operating expenses for the quarter ended March 31, 2008 aggregated $243,893 and consisted of research and development expenses of $17,650, general and administrative expenses of $183,660 and amortization expenses of $42,583 for the Company’s technology license. Our operating expenses from inception to March 31, 2008, aggregated $550,900 and consisted of research and development expenses of $25,825, general and administrative expenses of $454,940 of which $313,333 was for salaries, and $80,000 was for general contractual services, and amortization expenses of $70,135 relating to the Company’s licensed technology. We expect these costs to increase moderately as we proceed with our development plans.

We had interest income of $17,687 and $43,297, for the quarter ended March 31, 2008 and the period from inception to March 31, 2008, respectively. Our interest income was derived from cash and cash equivalents net of bank fees.

Our net loss was $226,206 and $507,603, for the quarter ended March 31, 2008 and the period from inception to March 31, 2008, respectively.  Net loss per share, both basic and diluted was $0.01 and $0.02, for the respective periods.

Liquidity and Capital Resources

At March 31, 2008, we had cash of $2,505,647.  Cash used in operations since inception to March 31, 2008 totaled $371,286.   Since inception we have net cash from financing activities of $3,076,933. As discussed in our Plan of Operation above, we believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through the current fiscal year ending December 31, 2008. However, we believe that we will need to raise approximately $15,000,000 to completely implement our business plan.

Subsequent Events

In March and April of 2008, the Company entered into a Placement Agent Agreement with Westcap Securities, Inc. for the sale of the Company’s common stock to institutional investors, and Commission Agreements with ACAP Financial, Inc. and Peyton, Chandler & Sullivan, Inc. for the sale of the Company’s common stock to accredited investors.  These fund raising agreements are on a best efforts basis and contain no liability to the Company.

In April of 2008 the Company made stock option grants for services to be performed over the next three years, to purchase in the aggregate 1,615,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  None of the stock options grants are for current officers of the Company.  In April of 2008 the Company awarded warrants for services to purchase in the aggregate 85,620 shares of the Company’s common stock.  The exercise price is $0.90 a share.  In April of 2008, the Company issued 200,000 shares of the Company’s common stock to a firm in connection with introducing Bio-Path, Inc. to its merger partner Ogden Golf.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

Bio-Path has recently entered into two Patent and Technology License Agreements (the “Licenses”) with MD Anderson relating to its technology. A summary of certain material terms of each of the Licenses is as follows:

Licensor:	The Board of Regents of the University of Texas System on behalf of The University of Texas M. D. Anderson Cancer Center

Licensee:	Bio-Path, Inc.

License:	A royalty bearing, exclusive license to manufacture, use and sell the Licensed Products

Territory:	Worldwide

Retained Rights	Certain research and academic rights are retained by Licensor

License Fees:
Documentation Fee - $40,000 for the first license and $60,000 for the second license; annual maintenance fee - $25,000 for years 1, 2 & 3 increasing to $100,000 in the eighth year.  After the first sale, increasing to $125,000

Royalties:	Three percent of net sales

Milestone Payments:	One-time payments range from $150,000 to $2,000,000. Total up to $8,150,000

Securities Issuance:	1,883,333 shares of Bio-Path for first License and 1,255,556 shares for second License. These shares were converted into shares of the Company’s common stock in the Merger.

Expense:	Bio-Path will reimburse M. D. Anderson for expenses

Term:	Full term of patents

Inflation

The Company does not believe that inflation will negatively impact its business plans.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (”GAAP”) in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Concentration of Credit Risk -- Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash.  The Company maintains its cash balances with one major commercial bank.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  As a result, $2,405,647 of the Company’s cash balances are not covered by the FDIC.

Impairment of Long-Lived Assets -- As of March 30, 2008, Other Assets totals $2,484,032 for the Company’s two technology licenses, comprised of $2,554,167 in original value acquiring the Company’s technology licenses less accumulated amortization of $70,135.  The original value consists of $200,000 in cash paid to MD Anderson plus 3,138,889 shares of common stock granted to MD Anderson valued at $2,354,167.  This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology licenses became effective.  The Company accounts for the impairment and disposition of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 144, long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable.

Research and Development Costs -- Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.”

Stock-Based Compensation -- The Company currently does not have any stock options or warrants outstanding.

Net Loss Per Share – In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.   However, there were no stock options or warrants outstanding as of March 31, 2008.

Comprehensive Income -- Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders.  At March 31, 2008, the Company has no reportable differences between net loss and comprehensive loss.

Use of Estimates -- The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from the Company’s estimates.

ITEM 3A(T). CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Principal Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008, the end of the period covered by this Form 10-QSB.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all errors, control issues and instances of fraud, if any, with a company have been detected.  The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2008, we completed the acquisition of Bio-Path, Inc. in a merger transaction.  In connection with the Merger, we issued 38,023,580 shares of our common stock to the shareholders of Bio-Path, Inc.  All of such shares of commons tock were issued in a non-registered transaction in reliance on the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about January 9, 2008, we distributed an Information Statement to each of our shareholders relating to our plans to take corporation action by written consent in lieu of taking action at a special meeting of shareholders.  Our Board of Directors and the holders of 1,792,500 shares of our common stock (65% of the shares then outstanding, approved the following actions):

•	a proposal to enter into and consummate the Merger Agreement with Bio-Path, Inc.;
•	a proposal to amend our Articles of Incorporation to change our name to Bio-Path Holdings, Inc.;
•
a proposal to amend or Articles of Incorporation to (i) increase our authorized shares of common stock from 100,000,000 to 200,000,000; and (ii) increase our authorized shares of preferred stock from 5,000,000 to 10,000,000;

•	the election of the following members to our Board of Directors: Peter Nielsen, Douglas P. Morris and Thomas Garrison, MD; and
•	a proposal to adopt a Stock Incentive Plan.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2008	BIO-PATH HOLDINGS, INC.

By /s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive Officer, Chief Financial Officer, Principal Financial Officer