Form 10QSB
period 2008-06-30
BIO-PATH HOLDINGS INC
filed 2008-08-14
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
Or

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

At August 14, 2008, the Company had 41,823,602 outstanding shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3A(T).	Controls and Procedures	17

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

Our unaudited balance sheet at June 30, 2008; the related unaudited consolidated statements of operations for the three and six month periods ended June 30, 2008 and from inception (May 10, 2007) to June 30, 2008); and the related unaudited statement of cash flows for the six month period ended June 30, 2008 and from inception  (May 10, 2007) through June 30, 2008, are attached hereto

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	30-Jun-08	31-Dec-07
	(Unaudited)
ASSETS

Current assets
Cash	$ 2,253,086	$ 1,219,358
Restricted cash	-	208,144
Other current assets	72,034	27,434

Total current assets	2,325,120	1,454,936

Other assets
Technology license	2,554,167	2,554,167
Less Accumulated Amortization	(112,718)	(27,551)
	2,441,449	2,526,616

TOTAL ASSETS	$ 4,766,569	$ 3,981,552

LIABILITIES & SHAREHOLDERS' EQUITY/(DEFICIT)

Current liabilities
Accounts payable	827	21,998
Escrow cash payable	-	208,144
Accrued expense	6,478	8,175

Total current liabilities	7,305	238,317

Long term debt	-	-

TOTAL LIABILITIES	7,305	238,317

Shareholders' Equity/(Deficit)
Preferred Stock, $.001 par value	-	-
10,000,000 shares authorized, no shares issued and outstanding
Common Stock, $.001 par value, 200,000,000 shares authorized	41,823	15,484
41,823,602 and 15,484,050 shares issued and outstanding as of 6/30/08 and 12/31/07, respectively
Additional paid in capital	5,721,300	4,009,148
Accumulated deficit during development stage	(1,003,859)	(281,397)

Total shareholders' equity/(deficit)	4,759,264	3,743,235

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY/(DEFICIT)	$ 4,766,569	$ 3,981,552

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	2nd Quarter	Year to Date	From inception
	04/01/08 to	01/01/08 to	05/10/07 to
	06/30/08	06/30/08	06/30/08

Revenue	$-	$-	$-

Operating expense

Research and development	27,518	45,168	53,343
General & administrative	180,362	284,022	555,302
Stock issued for services	180,000	260,000	260,000
Stock options & warrants	78,267	78,267	78,267
Amortization	42,583	85,167	112,718

Total operating expense	508,730	752,624	1,059,630

Net operating loss	$(508,730)	$(752,624)	$(1,059,630)

Other income
Interest income	12,474	30,162	55,771
Total Other Income	12,474	30,162	55,771

Net Loss	$(496,256)	$(722,462)	$(1,003,859)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)

Basic and diluted weighted average number
of common shares outstanding	41,823,602	40,483,929	31,148,434

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited

		Common Stock		Additional Paid in	Accumulated
Date	Description	Shares	Amount	Capital	Deficit	Total

May-07	Common stock issued for cash	6,480,994	$6,481	$-	$-	$6,481
Jun-07	Common stock issued for cash	25,000	25			25
	2nd Quarter fund raising expense			(26,773)		(26,773)
	Net loss 2nd Quarter 2007				(56,210)	(56,210)

Balances at June 30, 2007		6,505,994	6,506	(26,773)	(56,210)	(76,477)

Aug-07	Common stock issued for cash in seed round	3,975,000	3,975	989,775		993,750
Aug-07	Common stock issued for cash in second round	1,333,334	1,333	998,667		1,000,000
Aug-07	Common stock issued to Placement Agent for services	530,833	531	198,844		199,375
	3rd Quarter fund raising expense			(441,887)		(441,887)
	Net loss 3rd Quarter 2007				(81,987)	(81,987)

Balances at September 30, 2007		12,345,161	12,345	1,718,626	(138,196)	1,592,775

Nov-07	Common stock issued M. D. Anderson for License	3,138,889	3,139	2,351,028		2,354,167
	4th Quarter fund raising expense			(60,506)		(60,506)
	Net loss 4th Quarter 2007				(143,201)	(143,201)

Balances at December 31, 2007		15,484,050	$15,484	$4,009,148	$(281,397)	$3,743,234

Feb-08	Common stock issued for cash in 3rd round	1,579,400	1,579	1,577,821		1,579,400
Feb-08	Common stock issued to Placement Agent	78,970	79	78,891		78,970
Feb-08	Common stock issued for services	80,000	80	79,920		80,000
Feb-08	Merger with 2.20779528 : 1 exchange ratio	20,801,158	20,801	(20,801)		-
Feb-08	Add merger partner Odgen Golf shareholders	3,600,000	3,600	(3,600)		-
	1st Quarter fund raising expense			(251,902)		(251,902)
	Net loss 1st Quarter 2008				(226,206)	(226,206)

Balances at March 31, 2008		41,623,578	$41,623	$5,469,477	$(507,603)	$5,003,497

Apr-08	Common stock issued to PCS, Inc. in connection with merger	200,000	200	179,800		180,000
Apr-08	Stock option awards			42,216		42,216
Apr-08	Warrants issued for services			36,050		36,050
	2nd Quarter fund raising expense			(6,243)		(6,243)
	Net loss 2nd Quarter 2008				(496,256)	(496,256)
Apr-08	Share Rounding	24	-

Balances at June 30, 2008		41,823,602	$41,823	$5,721,300	$(1,003,859)	$4,759,264

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS
(A Development Stage Company)

CONSOLIDATED CASH FLOW STATEMENT
Unaudited

	Year to Date	From inception
	01/01/2008 to	05/10/2007 to
	06/30/2008	06/30/2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(722,462)	$(1,003,859)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	85,167	112,718
Common stock issued for services	260,000	260,000
Stock options and warrants	78,267	78,267
(Increase) decrease in assets
Restricted escrow cash	208,144	-
Other current assets	(44,600)	(72,034)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(22,868)	7,305
Escrow cash payable	(208,144)	-
Net cash used in operating activities	(366,496)	(617,603)
INVESTING ACTIVITIES
Purchase of exclusive license	-	(200,000)
Net cash used in investing activities	-	(200,000)
FINANCING ACTIVITIES
Proceeds from convertible notes		435,000
Cash repayment of convertible notes	.	(15,000)
Net proceeds from sale of common stock	1,400,225	2,650,689
Net cash from financing activities	1,400,225	3,070,689
NET INCREASE IN CASH	1,033,729	2,253,086
Cash, beginning of period	1,219,357	-
Cash, end of period	$2,253,086	$2,253,086
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities
Common stock issued upon conversion of convertible notes		$420,000
Common stock issued to Placement Agent	$78,970	$278,165

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Notes to the Interim Consolidated Financial Statements Ending June 30, 2008

The accompanying interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations for the period ended June 30, 2008, are not necessarily indicative of the results for a full-year period.

1. Organization and Business

Bio-Path Holdings, Inc. (“Bio-Path” or the “Company”) is a development stage company founded with technology from The University of Texas, M. D. Anderson Cancer Center (“M. D. Anderson”) dedicated to developing novel cancer drugs under an exclusive license arrangement.  The Company has drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and small molecules for treatment of cancer.  In addition to its existing technology under license, the Company expects to have agreements with M. D. Anderson, which in addition to a close working relationship with key members of the University’s staff, will provide Bio-Path with a strong pipeline of promising drug candidates on a continuing basis.  Bio-Path expects the program with M. D. Anderson to enable the Company to broaden its technology to include cancer drugs other than antisense and siRNA.

Bio-Path believes that its core technology, if successful, will enable it to be at the center of emerging genetic and molecular target-based therapeutics that require systemic delivery of DNA and RNA-like material.  In total, with additional funding and including the balance of the siRNA technology, the Company expects to have up to eight (8) drug candidates under license at various stages of development.  The Company’s two lead drug candidates treat acute myeloid leukemia and chronic myelogenous leukemia, and follicular lymphoma, and if successful, could potentially be used in treating many other indications of cancer.  These two lead drug candidates will be ready for clinical trials after receiving an investigational new drug (“IND”) status from the FDA.  The Company has filed an IND application for its lead drug candidate and currently anticipates commencing testing this drug in patients in a Phase I clinical trial by the end of the year.

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

Issuance of Common Stock – In May and June of 2007, the Company issued 6,505,994 shares of common stock for $6,506 in cash to founders of the Company.  In August of 2007, the Company issued 3,975,000 shares of common stock for $993,750 in cash to investors in the Company pursuant to a private placement memorandum.  In August of 2007 the Company issued an additional 1,333,334 shares of common stock for $1,000,000 in cash to investors in the Company pursuant to a second round of financing.  The Company issued 530,833 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.  In November of 2007, the Company issued 3,138,889 shares in common stock to M. D. Anderson as partial consideration for its two technology licenses from M. D. Anderson.  In February of 2008, the Company issued 1,579,400 shares of common stock for $1,579,400 in cash to investors in the Company pursuant to a private placement memorandum.  The Company issued 78,970 in common stock to the Placement Agent as commission for the shares of common stock sold to investors.  In February, the Company completed a reverse merger with Ogden Golf Co. Corporation and issued 38,023,578 shares of common stock of the public company Bio-Path Holdings (formerly Ogden Golf Co. Corporation) in exchange for pre-merger common stock of Bio-Path, Inc.  In addition, shareholders of Ogden Golf Co. Corporation retained 3,600,000 shares of common stock of Bio-Path Holdings.  In February of 2008 Bio-Path issued 80,000 shares of common stock to strategic consultants pursuant to executed agreements and the fair value was expensed upfront as common stock for services.  In April of 2008, the Company issued 200,000 shares of common stock to a firm in connection with introducing Bio-Path, Inc. to its merger partner Ogden Golf Co. Corporation.  In April 2008, the Company increased the number of shares by 24 which are rounding shares in accordance with FINRA requirements.  The fair value of this stock issuance was expensed upfront as common stock for services.  As of June 30, 2008 there were 41,823,602 shares of common stock issued and outstanding.  There are no preferred shares outstanding as of June 30, 2008.

4.           Stock Options and Warrants

Stock Options - In April of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 1,615,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  None of the stock options grants are for current officers of the Company.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of seventy two percent (72%), which was calculated based upon an average of volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted was determined using this methodology to be $1,053,940, which will be expensed over the next six years based on the stock option vesting schedule.  The expense for the three months ended June 30, 2008 was $42,216.

Warrants - In April of 2008 the Company awarded warrants for services to purchase in the aggregate 85,620 shares of the Company’s common stock.  The exercise price is $0.90 a share.  The warrants were one hundred percent (100%) vested upon issuance and were expensed upfront as warrants for services.  The fair value of the warrants expensed was determined using the same methodology as described above for stock options.  The total value of the warrants granted was determined using this methodology to be $36,050, the total amount of which was expensed in the second quarter 2008.

5.           Drug Supplier Project Plan

In June of 2008, Bio-Path entered into a Project Plan agreement for delivery of drug product in November of 2008 to support commencement of the Company’s Phase I clinical trial of its first cancer drug product.  The Company currently expects to start this trial by the end of the current year.  Because no funds were paid by the Company and no drug materials were received from the supplier during the second quarter of 2008, it was determined there was no financial effect from this transaction during the quarter being reported on.

6.	Commitments and Contingencies

Technology License - The Company has negotiated exclusive licenses from M. D. Anderson to develop drug delivery technology for siRNA and antisense drug products.  These licenses require, among other things, the Company to reimburse M. D. Anderson for ongoing patent expense.  As of June 2008, the Company estimates these expenses will total approximately $325,000.  The Company will be required to pay the patent expenses at the rate of $25,000 per quarter per license.

7.           Subsequent Events

 In July of 2008, Bio-Path initiated discussions with M. D. Anderson for commencement of a Phase I clinical trial for its first cancer drug product.  The Company anticipates that it will negotiate an agreement with M. D. Anderson for the conduct of this clinical trial.  The expected costs of M. D. Anderson services to conduct this trial are expected to be approximately $400,000.

During the first quarter of 2008, Bio-Path engaged Westcap Securities as a placement agent to raise additional capital for the Company through sale of its common stock.  As of June 30, 2008, Westcap Securities had not closed on any sales of common stock.  The Company continues to monitor this fund raising program and evaluate alternative approaches to raising additional capital.

8.           New Accounting Prouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.

SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.  We do not anticipate a material impact upon adoption.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51" (SFAS 160).  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SAFS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not anticipate a material impact upon adoption.

In March 2008, the FSAB issued FASS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

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

Bio-Path was formed to finance and facilitate the development of novel cancer therapeutics.  Bio-Path’s initial plan is to acquire licenses for drug technologies from the University of Texas M. D. Anderson Cancer Center (“M. D. Anderson”), to fund clinical and other trials for such technologies and to commercialize such technologies. Bio-Path has negotiated and executed two exclusive licenses (“License Agreements”) for three lead products and nucleic acid delivery technology. These licenses specifically provide drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and small molecules for treatment of cancer.  Bio-Path’s business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into authentic therapeutic drugs candidates.  Its strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of M. D. Anderson, to advance these candidates into initial human efficacy trials (Phase IIA), and out-license each successful potential drug to a pharmaceutical company.

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

In June 2008, we entered into a Project Plan Agreement with Althea Technologies, Inc. (“Althea”) relating to our first Phase 1 clinical trials.  We are currently negotiating the terms of a definitive agreement with Althea.

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

We have currently budgeted approximately $2,000,000 out of the total $11,500,000 to be raised for additional drug development opportunities, including the possibility of funding an additional Phase I clinical trial for a second siRNA drug product.  The balance of the funding is planned to fund patent expenses, licensing fees, pre-clinical costs to M. D. Anderson’s Pharmaceutical Development Center, consulting fees and management and administration.

We have generated approximately one full year of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our technology and trials. We cannot guarantee that plans as described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods. If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

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

Results of Operations for the three months and six months ended June 30, 2008 and period from inception (May 10, 2007) to June 30, 2008.

We have no operating revenues since our inception.  Our operating expenses for the three months ended June 30, 2008 aggregated $508,730 and consisted of general and administrative expenses of $180,362, stock issued for services of $180,000, cost of stock options and warrants of $78,267 and amortization expense of $42,583 for the Company’s technology license.

Our operating expenses for the six months ended June 30, 2008 aggregated $752,624 and consisted  of general and administrative expenses of $284,022, stock issued for services of $260,000, cost of stock options and warrants of $78,267, and amortization expenses of $85,167 for the Company’s technology license.  We expect these costs to increase moderately as we proceed with our development plans.

We had interest income of $12,474 and $30,162, for the three months and six months ended June 30, 2008. Our interest income was derived from cash and cash equivalents net of bank fees.

Our net loss was $496,256 and $722,462, for the three months and six months ended June 30, 2008 and the period from inception to June 30, 2008, respectively.  Net loss per share, both basic and diluted was $.01 and $.02, for the respective periods.

Liquidity and Capital Resources

At June 30, 2008, we had cash of $2,253,086.  Cash used in operations since inception to June 30, 2008 totaled $617,603.  Since inception we have net cash from financing activities of $3,070,689. As discussed in our Plan of Operation above, we believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through the current fiscal year ending December 31, 2008. However, we believe that we will need to raise approximately an additional $11,500,000 to completely implement our business plan.

Other Events

In March and April of 2008, we entered into a Placement Agent Agreement with Westcap Securities, Inc. for the sale of our common stock to institutional investors and Commission Agreements with ACAP Financial, Inc. and Peyton, Chandler & Sullivan, Inc. for the sale of our common stock to accredited investors.  These agreements have expired and no additional funds have been raised for the Company by any of these firms since March 2008.

In April of 2008 we granted stock options for services to be performed  over the next three years, to purchase in the aggregate 1,615,000 shares of our common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  None of the stock options grants are for current officers of the Company.  In April of 2008 we awarded warrants for services to purchase in the aggregate 85,620 shares of our common stock.  The exercise price is $0.90 a share.  In April of 2008, we issued 200,000 shares of our common stock to a firm in connection with introducing Bio-Path, Inc. to its merger partner Ogden Golf.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

Bio-Path has recently entered into two Patent and Technology License Agreements (the “Licenses”) with M. D. Anderson relating to its technology. A summary of certain material terms of each of the Licenses is as follows:

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

Concentration of Credit Risk -- Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash.  The Company maintains its cash balances with one major commercial bank.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  As a result, $2,153,086 of the Company’s cash balances are not covered by the FDIC.

Impairment of Long-Lived Assets -- As of June 30, 2008, Other Assets totals $2,441,449 for the Company’s two technology licenses, comprised of $2,554,167 in original value acquiring the Company’s technology licenses less accumulated amortization of $112,718.  The original value consists of $200,000 in cash paid to M. D. Anderson plus 3,138,889 shares of common stock granted to M. D. Anderson valued at $2,354,167.  This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology licenses became effective.  The Company accounts for the impairment and disposition of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 144, long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable.

Research and Development Costs -- Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.”

Stock-Based Compensation -- Stock Options - In April of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 1,615,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  None of the stock options grants are for current officers of the Company.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of seventy two percent (72%), which was calculated based upon an average of volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted was determined using this methodology to be $1,053,940, which will be expensed over the next six years based on the stock option vesting schedule.  The expense for the three months ended June 30, 2008 was $42,216.

Warrants - In April of 2008 the Company awarded warrants for services to purchase in the aggregate 85,620 shares of the Company’s common stock.  The exercise price is $0.90 a share.  The warrants were one hundred percent (100%) vested upon issuance and were expensed upfront as warrants for services.  The fair value of the warrants expensed was determined using the same methodology as described above for stock options.  The total value of the warrants granted was determined using this methodology to be $36,050, the total amount of which was expensed in the second quarter 2008.

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

Comprehensive Income -- Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders.  At June 30, 2008, the Company has no reportable differences between net loss and comprehensive loss.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Principal Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008, the end of the period covered by this Form 10-QSB.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, we issued 200,000 shares of our common stock to a firm that introduced Bio-Path, Inc. to Ogden Golf Co. Corporation. These shares were not registered but were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a non-public offering.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to our shareholders for a vote or consent during the quarter ended June 30, 2008. On or about January 9, 2008, we distributed an Information Statement to each of our shareholders relating to our plans to take corporation action by written consent in lieu of taking action at a special meeting of shareholders. This information statement was discussed in our Form 10-QSB for the quarter ended March 31, 2008.

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

Dated: August 14, 2008	BIO-PATH HOLDINGS, INC.

By /s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive Officer, Chief Financial Officer, Principal Financial Officer