Form 10-Q
period 2008-09-30
BIO-PATH HOLDINGS INC
filed 2008-11-14
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
Or

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

At November 14, 2008, the Company had 41,823,602 outstanding shares of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3A(T).	Controls and Procedures	17

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

Our unaudited balance sheet at September 30, 2008; the related unaudited consolidated statements of operations for the three and nine month periods ended September 30, 2008 and from inception (May 10, 2007) to September 30, 2008); and the related unaudited statement of cash flows for the nine month period ended September 30, 2008 and from inception  (May 10, 2007) through September 30, 2008, are attached hereto

BIO-PATH HOLDINGS, INC.
(a Development State Company)

CONSOLIDATED BALANCE SHEETS

	30-Sep-08	31-Dec-07
	(Unaudited)
ASSETS

Current assets
Cash	$1,775,085	$1,219,358
Restricted cash	-	208,144
Drug product for testing	280,800	-
Other current assets	60,435	27,434

Total current assets	2,116,320	1,454,936

Other assets
Technology license	2,579,167	2,554,167
Less Accumulated Amortization	(155,738)	(27,551)
	2,423,429	2,526,616

TOTAL ASSETS	$4,539,749	$3,981,552

LIABILITIES & SHAREHOLDERS' EQUITY/(DEFICIT)

Current liabilities
Accounts payable	-	21,998
Escrow cash payable	-	208,144
Accrued expense	1,650	8,175

Total current liabilities	1,650	238,317

Long term debt	-	-

TOTAL LIABILITIES	1,650	238,317

Shareholders' Equity/(Deficit)
Preferred Stock, $.001 par value	-	-
10,000,000 shares authorized, no shares issued and outstanding
Common Stock, $.001 par value, 200,000,000 shares authorized	41,823	15,484
41,823,602 and 15,484,050 shares issued and outstanding as of 9/30/08 and 12/31/07, respectively

Additional paid in capital	5,739,184	4,009,148
Accumulated deficit during development stage	(1,242,908)	(281,397)

Total shareholders' equity/(deficit)	4,538,099	3,743,235

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY/(DEFICIT)	$4,539,749	$3,981,552

See Accompanying Notes to Financial Statements

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	3rd Quarter	Year to Date	From inception
	07/01/08 to	01/01/08 to	05/10/07 to
	09/30/08	09/30/08	09/30/08

Revenue	$-	$-	$-

Operating expense

Research and development	37,511	82,679	90,854
General & administrative	135,430	419,452	690,733
Stock issued for services	-	260,000	260,000
Stock options & warrants	30,770	109,037	109,037
Amortization	43,020	128,186	155,737

Total operating expense	246,731	999,354	1,306,361

Net operating loss	$(246,731)	$(999,354)	$(1,306,361)

Other income
Interest income	7,682	37,843	63,453
Total Other Income	7,682	37,843	63,453

Net Loss	$(239,049)	$(961,511)	$(1,242,908)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	41,823,602	40,930,487	33,032,287

See Accompanying Notes to Financial Statements

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

				Additional
		Common Stock		Paid in	Accumulated
Date	Description	Shares	Amount	Capital	Deficit	Total

May-07	Common stock issued for cash	6,480,994	$6,481	$-	$-	$6,481
Jun-07	Common stock issued for cash	25,000	25			25
	2nd Quarter fund raising expense			(26,773)		(26,773)
	Net loss 2nd Quarter 2007				(56,210)	(56,210)
Balances at June 30, 2007		6,505,994	6,506	(26,773)	(56,210)	(76,477)
Aug-07	Common stock issued for cash in seed round	3,975,000	3,975	989,775		993,750
Aug-07	Common stock issued for cash in second round	1,333,334	1,333	998,667		1,000,000
Aug-07	Common stock issued to Placement Agent for services	530,833	531	198,844		199,375
	3rd Quarter fund raising expense			(441,887)		(441,887)
	Net loss 3rd Quarter 2007				(81,986)	(81,986)
Balances at September 30, 2007		12,345,161	12,345	1,718,626	(138,196)	1,592,775
Nov-07	Common stock issued MD Anderson for License	3,138,889	3,139	2,351,028		2,354,167
	4th Quarter fund raising expense			(60,506)		(60,506)
	Net loss 4th Quarter 2007				(143,201)	(143,201)
Balances at December 31, 2007		15,484,050	$15,484	$4,009,148	$(281,397)	$3,743,235
Feb-08	Common stock issued for cash in 3rd round	1,579,400	1,579	1,577,821		1,579,400
Feb-08	Common stock issued to Placement Agent	78,970	79	78,891		78,970
Feb-08	Common stock issued for services	80,000	80	79,920		80,000
Feb-08	Merger with 2.20779528 : 1 exchange ratio	20,801,158	20,801	(20,801)		-
Feb-08	Add merger partner Odgen Golf shareholders	3,600,000	3,600	(3,600)		-
	1st Quarter fund raising expense			(251,902)		(251,902)
	Net loss 1st Quarter 2008				(226,206)	(226,206)
Balances at March 31, 2008		41,623,578	$41,623	$5,469,477	$(507,603)	$5,003,497
Apr-08	Common stock issued to PCS, Inc. in connection with merger	200,000	200	179,800		180,000
Apr-08	Stock option awards			42,216		42,216
Apr-08	Warrants issued for services			36,050		36,050
Apr-08	Share rounding	24				-
	2nd Quarter fund raising expense			(6,243)		(6,243)
	Net loss 2nd Quarter 2008				(496,256)	(496,256)
Balances at June 30, 2008		41,823,602	$41,823	$5,721,300	$(1,003,859)	$4,759,264
Apr-08	Stock option vesting			30,770		30,770
	2nd Quarter fund raising expense			(12,886)		(12,886)
	Net loss 2nd Quarter 2008				(239,049)	(239,049)
Balances at September 30, 2008		41,823,602	$41,823	$5,739,184	$(1,242,908)	$4,538,099

See Accompanying Notes to Financial Statements

BIO-PATH HOLDINGS, INC.
(A Development Statge Company)

CONSOLIDATED CASH FLOW STATEMENT
Unaudited

	Year to Date	From inception
	01/01/2008 to	05/10/2007 to
	09/30/2008	09/30/2008
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(961,511)	$(1,242,908)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	128,186	155,737
Common stock issued for services	260,000	260,000
Stock options and warrants	109,037	109,037
(Increase) decrease in assets
Restricted escrow cash	208,144
Drug product for testing	(280,800)	(280,800)
Other current assets	(33,001)	(60,435)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(28,523)	1,650
Escrow cash payable	(208,144)
Net cash used in operating activities	(806,612)	(1,057,719)

INVESTING ACTIVITIES

Purchase of exclusive license	(25,000)	(225,000)
Net cash used in investing activities	(25,000)	(225,000)

FINANCING ACTIVITIES

Proceeds from convertible notes		435,000
Cash repayment of convertible notes	.	(15,000)
Net proceeds from sale of common stock	1,387,339	2,637,804
Net cash from financing activities	1,387,339	3,057,804

NET INCREASE IN CASH	555,727	1,775,085

Cash, beginning of period	1,219,358	-
Cash, end of period	$1,775,085	$1,775,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities
Common stock issued upon conversion of convertible notes		$420,000
Common stock issued to Placement Agent	$78,970	$278,165

See Accompanying Notes to Financial Statements

Notes to the Interim Consolidated Financial Statements Ending September 30, 2008

The accompanying interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations for the period ended September 30, 2008, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

Bio-Path Holdings, Inc. (“Bio-Path” or the “Company”) is a development stage company founded with technology from The University of Texas, M. D. Anderson Cancer Center (“M. D. Anderson”) dedicated to developing novel cancer drugs under an exclusive license arrangement.  The Company has drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and small molecules for treatment of cancer.  In addition to its existing technology under license, the Company expects to have a close working relationship with key members of the M. D. Anderson’s staff, which should provide Bio-Path with a strong pipeline of promising drug candidates in the future.  Bio-Path expects the program with M. D. Anderson to enable the Company to broaden its technology to include cancer drugs other than antisense and siRNA.

Bio-Path believes that its core technology, if successful, will enable it to be at the center of emerging genetic and molecular target-based therapeutics that require systemic delivery of DNA and RNA-like material.  The Company’s two lead drug candidates treat acute myeloid leukemia, chronic myelogenous leukemia, acute lymphoblastic leukemia and follicular lymphoma, and if successful, could potentially be used in treating many other indications of cancer.  These two lead drug candidates will be ready for clinical trials after receiving an investigational new drug (“IND”) status from the FDA.  The Company has filed an IND application for its lead drug candidate and currently anticipates commencing a Phase I clinical trial of this drug by the end of the year.

The Company was founded in May of 2007 as a Utah corporation.  In February of 2008, Bio-Path completed a reverse merger with Ogden Golf Co. Corporation, a public company traded over the counter that has no current operations.  The name of Ogden Golf was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path, Inc. became the directors and officers of Bio-Path Holdings, Inc.  Bio-Path has become a publicly traded company (symbol OTCBB: BPTH) as a result of this merger.

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

2.           Drug Product for Testing

The Company paid an initial installment to Althea Technologies, Inc. of $280,800 during the third quarter pursuant to a Project Plan and Supply Agreement (see Note 6. below) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial.  This amount is carried on the Balance Sheet as of September 30, 2008 at cost as Drug Product for Testing and will be expensed as the drug product is used during the Phase I clinical trial.

3.           Convertible Debt

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

4.	Stockholders’ Equity

Issuance of Common Stock – In May and June of 2007, the Company issued 6,505,994 shares of common stock for $6,506 in cash to founders of the Company.  In August of 2007, the Company issued 3,975,000 shares of common stock for $993,750 in cash to investors in the Company pursuant to a private placement memorandum.  In August of 2007 the Company issued an additional 1,333,334 shares of common stock for $1,000,000 in cash to investors in the Company pursuant to a second round of financing.  The Company issued 530,833 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.  In November of 2007, the Company issued 3,138,889 shares in common stock to MD Anderson as partial consideration for its two technology licenses from MD Anderson.  In February of 2008, the Company issued 1,579,400 shares of common stock for $1,579,400 in cash to investors in the Company pursuant to a private placement memorandum.  The Company issued 78,970 in common stock to the Placement Agent as commission for the shares of common stock sold to investors.  In February, the Company completed a reverse merger with Ogden Golf Co. Corporation and issued 38,023,578 shares of common stock of the public company Bio-Path Holdings (formerly Ogden Golf Co. Corporation) in exchange for pre-merger common stock of Bio-Path, Inc.  In addition, shareholders of Ogden Golf Co. Corporation retained 3,600,000 shares of common stock of Bio-Path Holdings.  In February of 2008 Bio-Path issued 80,000 shares of common stock to strategic consultants pursuant to executed agreements and the fair value was expensed upfront as common stock for services.  In April of 2008, the Company issued 200,000 shares of common stock to a firm in connection with introducing Bio-Path, Inc. to its merger partner Ogden Golf Co. Corporation.  The fair value of this stock issuance was expensed upfront as common stock for services.  In April of 2008, the Company recorded an additional 24 shares for rounding in accordance with FINRA rules.  There were no issuances of common or preferred stock during the third quarter 2008.  As of September 30, 2008 there were 41,823,602 shares of common stock issued and outstanding.  There are no preferred shares outstanding as of September 30, 2008.

5.           Stock Options and Warrants

Stock Options - In April of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 1,615,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  None of the stock options grants are for current officers of the Company.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of seventy two percent (72%), which was calculated based upon an average of volatility of similar biotechnology stocks.  The risk free rate of interest used in the model ranged from 2.54% to 3.63% and was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted was determined using this methodology to be $761,590, which will be expensed over the next six years based on the stock option vesting schedule.

In August 2008, Dr. Ulrich Mueller resigned as a consultant and director of the Company.  There were no disagreements with Dr. Mueller at the time of his resignation.  As a result of his resignation, the Company cancelled granted but unvested stock options to purchase in the aggregate 450,000 shares of common stock granted to Dr. Mueller for three years of planned service as a director and consultant to the Company.  An adjustment was made to the third quarter 2008 stock option expense to reverse $13,022 in expense for Dr. Mueller’s unvested stock option expense recognized in the second quarter of 2008 and subsequently cancelled in the third quarter 2008.  As of September 2008, the Company had outstanding stock option grants to purchase 1,165,000 shares of the Company’s common stock.  The expense for the three months ended September 30, 2008 was $30,770.

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

6.           Drug Project Plan and Supply Agreement

In June of 2008, Bio-Path entered into a Project Plan agreement with Althea Technologies, Inc. for delivery of drug product in November of 2008 to support commencement of the Company’s Phase I clinical trial of its first cancer drug product.  In September 2008, the Company further executed a Supply Agreement with Althea Technologies that incorporates the Project Plan agreement as well as the broader commercial terms and conditions normally included in a full contractual supplier and customer agreement.  Among other things, the Supply Agreement and Project Plan require Althea Technologies to manufacture the Company’s  lead drug product in accordance with current Good Manufacturing Practice (cGMP) guidelines.  Althea Technologies will be paid a total of $705,750 in three installments if all drug products are manufactured and delivered to the Company in conformance with cGMP quality guidelines.  The Company’s requirement to pay for the manufactured drug product is based on Althea Technologies successfully delivering finished and tested drug product.  The Supply Agreement allows for cancellation, subject to various penalties depending on the time of notification of cancellation.  The first batch of cGMP drug product is expected to be manufactured in the fourth quarter of 2008.

7.	Commitments and Contingencies

Technology License - The Company has negotiated exclusive licenses from MD Anderson to develop drug delivery technology for siRNA and antisense drug products.  These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense.  As of September 2008, the Company estimates these expenses will total approximately $300,000.  The Company will be required to pay the patent expenses at the rate of $25,000 per quarter per license.

8.           Subsequent Events

 In July of 2008, Bio-Path initiated discussions with M. D. Anderson for commencement of a Phase I clinical trial for its first cancer drug product.  The Company anticipates that it will execute an agreement with M. D. Anderson in the fourth quarter 2008 for the conduct of this clinical trial.  The costs of M. D. Anderson services to conduct this trial are expected to be approximately $400,000.

During the first quarter of 2008, Bio-Path engaged Westcap Securities as a placement agent to raise additional capital for the Company through sale of its common stock.  As of June 30, 2008, Westcap Securities had not closed on any sales of common stock and the Company subsequently notified Westcap Securities in July 2008 that it was canceling its placement agent agreement.

In October 2008 the Company entered into co-placement agent agreements with broker-dealers Equinox Securities, Inc. and Acap Financial, Inc. to raise additional capital for the Company through sale of its common stock.

In early November 2008, the Company received notification from the Financial Industry Regulatory Authority (FINRA) that its common stock would now be listed on the OTC Bulletin Board (symbol OTCBB: BPTH).

In October 2008, the Company granted stock options to purchase in the aggregate 2,500,000 shares of common stock to the Chief Executive Officer and Vice President of Operations.  Terms of the stock option grants provide for an immediate vesting of 50% of the options shares with the remaining options shares vesting monthly over a three year period.  The exercise price of these options is $1.40 a share.

9.           New Accounting Pronouncements

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

Subsequent to the Merger, we changed our fiscal year end from September 30th to December 31st.

Bio-Path Holdings, Inc., through our subsidiary Bio-Path, Inc. is engaged in the business of financing and facilitating the development of novel cancer therapeutics.  Our initial plan is to acquire licenses for drug technologies from The University of Texas M. D. Anderson Cancer Center (“M. D. Anderson”), to fund clinical and other trials for such technologies and to commercialize such technologies. We have negotiated  and executed two exclusive licenses (“License Agreements”) for three lead products and nucleic acid drug delivery technology. These licenses specifically provide drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and small molecules for treatment of cancer.

Our business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into authentic therapeutic drugs candidates.  Our strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of M. D. Anderson, to advance these candidates proof of concept (Phase I), to human efficacy trials (Phase IIA), and then out-license each successful potential drug to a pharmaceutical company.

Bio-Path Subsidiary was formed in May 2007. Bio-Path acquired Bio-Path Subsidiary in February 2008 in a reverse merger transaction (the “Merger”).

Plan of Operation

Our plan of operation over the next 36 months is focused on achievement of milestones with the intent to demonstrate clinical proof-of concept of our drug delivery technology and lead drug products. Furthermore, we will attempt to validate our business model by in-licensing additional products to broaden our drug product pipeline.  We anticipate that over the next 36 months, we will need to raise approximately $11,500,000 to completely implement our current business plan.  Since its formation in May 2007, Bio-Path Subsidiary has completed several financings, raising net proceeds of $3,057,804.

Our short term plan is to achieve three key milestones:

(1)  conduct a Phase I clinical trial of our lead drug BP-100-1.01, which if successful, will validate our liposomal delivery technology for nucleic acid drug products including siRNA;

(2)  perform necessary pre-clinical studies in our lead liposomal siRNA drug candidate to enable the filing of an Investigational New Drug (”IND") for a Phase I clinical trial; and

(3)  out-license (non-exclusively) our delivery technology for either antisense or siRNA to a pharmaceutical partner to speed development applications of our technology.

The Phase I clinical trial of BP-100-1.01 is budgeted for $1,675,000.  BP-100-1.01 is our lead lipid delivery RNAi antisense drug, which will be clinically tested for valuation in Acute Myeloid Leukemia (AML), Myelodysplastic Syndrome (MDS) and Chronic Myelogenous Leukemia (CML).  If this outcome is favorable, we expect there will be numerous opportunities to negotiate non-exclusive license applications involving upfront cash payments with pharmaceutical companies developing siRNA and antisense drugs that need systemic delivery technology.  Commencement of the Phase I clinical trial depends on the Federal Drug Administration (“FDA”) approving the IND for BP-100-1.01.  In June 2008, we entered into a Project Plan Agreement with Althea Technologies, Inc. (“Althea”) relating to our first Phase 1 clinical trials.  In September 2008, we entered into a Supply Agreement with Althea to manufacture our drug requirements for the upcoming Phase I clinical trial of BP-100-1.01.

BP-100-2.01 is our lead siRNA drug, which will be clinically tested for validation as a novel, targeted ovarian cancer therapeutic agent.  Performing the remaining pre-clinical development work for BP-100-2.01 will be required before an IND is filed with the FDA.  The pre-clinical development is budgeted for $225,000.

Results of Operations

Except as discussed below, a discussion of our past financial results is not pertinent to the business plan of  the Company on a going forward basis, due to the change in our business which occurred upon consummation of the Merger on February 14,  2008.

Results of Operations for the three months and nine months ended September 30, 2008 and period from inception (May 10, 2007) to September 30, 2008.

We have no operating revenues since our inception.  Our operating expenses for the three months ended September 30, 2008 aggregated $246,731 and consisted of general and administrative expenses of $135,430, stock issued for services of $ -0-, cost of stock options and warrants of $30,770, research and development of $37,511, and amortization expense of $43,020 for the Company’s technology license.

Our operating expenses for the nine months ended September 30, 2008 aggregated $999,354 and consisted of general and administrative expenses of $419,452, stock issued for services of $260,000, cost of stock options and warrants of $109,037, research and development of $82,679 and amortization expenses of $128,186 for the Company’s technology license.  We expect these costs to increase moderately as we proceed with our development plans.

We had interest income of $7,682 and $37,843, for the three months and nine months ended September 30, 2008. Our interest income was derived from cash and cash equivalents net of bank fees.

Our net loss was $239,049 and $961,511, for the three months and nine months ended September 30, 2008, respectively.  Net loss per share, both basic and diluted was $0.01and $0.02for the respective periods.

Liquidity and Capital Resources

At September 30, 2008, we had cash of $1,775,085.  Cash used in operations since inception to September 30, 2008 totaled $1,057,719.  Since inception we have net cash from financing activities of $3,057,804. As discussed in our Plan of Operation above, we believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through the current fiscal year ending December 31, 2008. However, we believe that we will need to raise approximately an additional $11,500,000 to completely implement our business plan.

Projected Financing Needs

We anticipate that will need to raise an additional $11,500,000 in the next 36 months in funding to complete our $15 million fund raising objective to conduct additional clinical trials in other Bio-Path drug candidates and extend operations through 36 months.

The Phase I clinical trial of BP-100-2.01 is expected to cost $2,000,000.  Commencement of the Phase I clinical trial depends on the FDA approving the IND for BP-100-2.01.  Success in the Phase I clinical trial will be based on the demonstration that the delivery technology for siRNA has the same delivery characteristics seen in other non-siRNA, small molecule cancer drug applications.

If the Phase I clinical trial in BP-100-1.01 is successful, the Company will follow with a Phase IIa trial in BP-100-1.01.  Successful Phase I and IIa trials of BP-100-1.01 will demonstrate clinical proof-of-concept that BP-100-1.01 is a viable therapeutic drug product for treatment of AML, MDS and CML.  The Phase IIa clinical trial in BP-100-1.01 is expected to cost approximately $1,600,000.

We intend to attempt to raise additional capital. If we are successful in our attempts to raise additional capital of $11,500,000 in net proceeds, of which there can be no assurance, we anticipate that the additional capital will also allow us to conduct a Phase I clinical trial of BP-100-1.02, which is an anti-tumor drug that treats a broad range of cancer tumors.  This trial is budgeted to cost $2,500,000 and is higher than the Phase I clinical trial for BP-100-1.01 due to expected higher hospital, patient monitoring and drug costs.  Similar to the case with BP-100-1.01, commencement of the Phase I clinical trial of BP-100-1.02 requires that the FDA approve the IND application for BP-100-1.02.

We have currently budgeted approximately $3,000,000 for additional drug development opportunities, including the possibility of funding an additional Phase I clinical trial for a second siRNA drug product.  The balance of the funding is planned to fund patent expenses, licensing fees, pre-clinical costs to M. D. Anderson’s Pharmaceutical Development Center, consulting fees and management and administration costs.

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

There can be no assurance of the following: (1) That the actual costs of a particular trial will come within our budgeted amount; (2) That any trials will be successful or will result in drug commercialization opportunities, or (3) That we will be able to raise the sufficient funds to allow us to operate for three years or to complete our trials.

Other Events

In October 2008, we entered into a Placement Agent Agreement with Equinox Securities, Inc. and ACAP Financial, Inc. for the sale of our common stock in a private offering.

In October we granted stock options to purchase in the aggregate 2,500,000 shares of our common stock to our Chief Executive Officer and Vice President of Operations.  Terms of the stock option grants provide for an immediate vesting of 50% of the options shares with the remaining options shares vesting monthly over a three year period.  The exercise price of these options is $1.40 a share.

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

In September 2008, we entered into a supply agreement with Althea Technologies, Inc. for the manufacture of BP-100-1.01 for our upcoming Phase I Clinical Trial.  Althea is a contract manufacturer who will formulate and lyophilize our BP-100-1.01 product requirements according to current Good Manufacturing Practices (cGMP).  The contract includes payments by Bio-Path of approximately $700,000 for process development and manufacture of cGMP product suitable for use in human patients in the Company’s Phase I clinical trial.  Bio-Path has the right to terminate the agreement at any time, subject to payment of a termination fee to Althea.  The termination fee is not material.

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

Concentration of Credit Risk -- Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash.  The Company maintains its cash balances with one major commercial bank.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. As a result, $1,525,085 of the Company’s cash balances are not covered by the FDIC.

Impairment of Long-Lived Assets -- As of September 30, 2008, Other Assets total $2,423,429 for the Company’s two technology licenses, comprised of $2,579,167 in original value less accumulated amortization of $155,738.  The original value consists of $200,000 in cash paid to M. D. Anderson plus 3,138,889 shares of common stock granted to M. D. Anderson valued at $2,354,167.  This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology licenses became effective.  The Company accounts for the impairment and disposition of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 144, long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable.

Research and Development Costs -- Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.”

Stock-Based Compensation -- Stock Options - In April of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 1,615,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  None of the stock options grants are for current officers of the Company.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of seventy two percent (72%), which was calculated based upon an average of volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted was determined using this methodology to be $1,053,940, which will be expensed over the next six years based on the stock option vesting schedule. The expense for the three months ended September 30, 2008 was $30,770.

Warrants - In April of 2008 the Company awarded warrants for services to purchase in the aggregate 85,620 shares of the Company’s common stock.  The exercise price is $0.90 a share.  The warrants were one hundred percent (100%) vested upon issuance and were expensed upfront as warrants for services.  The fair value of the warrants expensed was determined based using the same methodology as described above for stock options.  The total value of the warrants granted was determined using this methodology to be $36,050, the total amount of which was expensed in the second quarter 2008.

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

Comprehensive Income -- Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders.  At September 30, 2008, the Company has no reportable differences between net loss and comprehensive loss.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Principal Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008, the end of the period covered by this Form 10-QSB.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level..

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

None

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to our shareholders for a vote or consent during the quarter ended September 30, 2008. On or about January 9, 2008, we distributed an Information Statement to each of our shareholders relating to our plans to take corporation action by written consent in lieu of taking action at a special meeting of shareholders. This information statement was discussed in our Form 10-QSB for the quarter ended March 31, 2008.

ITEM 5.  OTHER INFORMATION

   None

ITEM 6.  EXHIBITS

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008	BIO-PATH HOLDINGS, INC.

By /s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive Officer, Chief Financial Officer, Principal Financial Officer