Form 10-Q
period 2009-03-31
BIO-PATH HOLDINGS INC
filed 2009-05-15
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________

Commission file number: 000-53404

________Bio-Path Holdings, Inc.________
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

At May 14, 2009, the Company had 41,923,602 outstanding shares of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our anticipated clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. BUSINESS” of our Form 10-K for the fiscal year ended December 31, 2008, and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet at March 31, 2009; the related unaudited consolidated statements of operations  for the three month periods ended March 31, 2009 and 2008, and from inception (May 10, 2007) to March 31, 2009; and the related unaudited statement of cash flows for the three month periods ended March 31, 2009 and 2008, and from inception  (May 10, 2007) through March 31, 2009, are attached hereto.

BIO-PATH HOLDINGS, INC.
(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash	$783,155	$1,507,071
Drug product for testing	591,600	292,800
Other current assets	38,414	82,772

Total current assets	1,413,169	1,882,643

Other assets
Technology licenses	2,704,167	2,704,167
Less Accumulated Amortization	(244,770)	(199,505)
	2,459,397	2,504,662

TOTAL ASSETS	$3,872,566	$4,387,305

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	2,059	185,843
Accrued expense & other accruals	187,523	16,442
Accrued license payments	75,000	125,000

Total current liabilities	264,582	327,285

Long term debt	-	-

TOTAL LIABILITIES	264,582	327,285

Shareholders' Equity
Preferred Stock, $.001 par value	-	-
10,000,000 shares authorized, no shares issued and outstanding
Common Stock, $.001 par value, 200,000,000 shares authorized	41,923	41,923
41,923,602 shares issued and outstanding as of 3/31/09 and 12/31/08

Additional paid in capital	7,296,920	7,152,261
Accumulated deficit during development stage	(3,730,859)	(3,134,164)

Total shareholders' equity	3,607,984	4,060,020

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,872,566	$4,387,305

See Accompanying Notes to Financial Statements

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	First Quarter		From inception
	January 1 to March 31		05/10/07 to
	2009	2008	3/31/09

Revenue	$-	$-	$-

Operating expense

Research and development	212,609	17,650	554,256
General & administrative	193,325	183,660	1,051,769
Stock issued for services	-	-	300,000
Stock options & warrants	148,727	-	1,649,966
Amortization	45,265	42,583	244,770

Total operating expense	599,926	243,893	3,800,761

Net operating loss	$(599,926)	$(243,893)	$(3,800,761)

Other income
Interest income	3,232	17,687	69,902
Total Other Income	3,232	17,687	69,902

Net Loss	$(596,694)	$(226,206)	$(3,730,859)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.11)

Basic and diluted weighted average number of common shares outstanding	41,923,602	39,144,256	35,343,065

See Accompanying Notes to Financial Statements

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	First Quarter		From inception
	January 1 to March 31		05/10/2007 to
	2009	2008	3/31/2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(596,694)	$(226,206)	$(3,730,859)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	45,265	42,583	244,770
Common stock issued for services		80,000	300,000
Stock options and warrants	148,727	-	1,649,966
(Increase) decrease in assets
Restricted escrow cash		208,144
Drug product for testing	(298,800)	-	(591,600)
Other current assets	44,358	(1,133)	(38,414)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(62,703)	(15,423)	264,582
Escrow cash payable		(208,144)

Net cash used in operating activities	(719,847)	(120,179)	(1,901,555)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of exclusive license			(350,000)

Net cash used in investing activities	-	-	(350,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes			435,000
Cash repayment of convertible notes	.		(15,000)
Net proceeds (costs) from sale of common stock	(4,069)	1,406,468	2,614,710

Net cash from financing activities	(4,069)	1,406,468	3,034,710

NET INCREASE IN CASH	(723,916)	1,286,289	783,155
Cash, beginning of period	1,507,071	1,219,358	-

Cash, end of period	$783,155	$2,505,647	$783,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash financing activities
Common stock issued upon conversion of convertible notes			$420,000
Common stock issued to Placement Agent		$78,970	$278,345
Common stock issued to M.D. Anderson for technology license			$2,354,167

See Accompanying Notes to Financial Statements

Notes to the Interim Consolidated Financial Statements Ending March 31, 2009

The accompanying interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations for the period ended March 31, 2009, are not necessarily indicative of the results for a full-year period.

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

2.           Drug Product for Testing

The Company has paid installments to its contract drug manufacturing supplier totaling $591,600 during the third quarter and fourth quarters of 2008 and first quarter of 2009 pursuant to a Project Plan and Supply Agreement (see Note 6. below) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial.  This amount is carried on the Balance Sheet as of March 31, 2009 at cost as Drug Product for Testing and will be expensed as the drug product is used during the Phase I clinical trial.

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

The fair value of this stock issuance was expensed upfront as common stock for services valued at $40,000.  There were no issuances of shares during the first quarter of 2009.  As of March 31, 2009 there were 41,923,602 shares of common stock issued and outstanding.  There are no preferred shares outstanding as of March 31, 2009.

5.           Stock Options and Warrants

Stock Options - - In April of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 1,615,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  None of these stock options grants were for current management and officers of the Company.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of seventy two percent (72%), which was calculated based upon an average of volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted was determined using this methodology to be $761,590, which will be expensed over six years based on the stock option service period.

In October of 2008 the Company made stock option grants to management and officers to purchase in the aggregate 2,500,000 shares of the Company’s common stock.  Terms of the stock option grants require that the individuals continue employment with the Company over the vesting period of the option, fifty percent (50%) of which vested upon the date of the grant of the stock options and fifty percent (50%) of which will vest over 3 years from the date that the options were granted.  The exercise price of the options is $1.40 a share.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of eighty four percent (84%), which was calculated based upon taking a weighted average of the volatility of the Company’s common stock and the volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted to management and officers was determined using this methodology to be $2,485,000, half of which was expensed at the date of grant and the balance will be expensed over a three year period based on the stock option service period.

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
There were no new stock option awards made during the first quarter 2009.  Total stock option expense for the current quarter ending March 31, 2009 being reported on totaled $148,727.

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

There were no new warrants issued in the current quarter ending March 31, 2009 being reported on.

6.           Drug Project Plan and Supply Agreement

In June of 2008, Bio-Path entered into a Project Plan agreement with a contract drug manufacturing suppler for delivery of drug product to support commencement of the Company’s Phase I clinical trial of its first cancer drug product.  The Company currently expects to start this trial by the end of the second or beginning of the third quarter 2009 and the clinical grade drug batch is scheduled to be manufactured in the second quarter 2009.  In the current quarter ending March 31, 2009, the Company paid $298,800 to this manufacturer under this agreement that is carried at cost as Drug Product for Testing on the balance sheet (see Note 2.) and recorded and paid an additional $48,000 in R&D expense for manufacturing validation.  The Company expects to pay an additional $294,150 to this supplier when the project is completed and the drug manufacturer delivers clinical grade drug product for testing in the Company’s clinical trial.

7.           Commitments and Contingencies

Technology License - The Company has negotiated exclusive licenses from MD Anderson to develop drug delivery technology for siRNA and antisense drug products.  These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense.  Accrued license payments totaling $75,000 were included in Current Liabilities as of March 31, 2009.  It is expected that the accrued license payments will be made to M. D. Anderson in the second quarter 2009.  As of March 31, 2009, the Company estimates these expenses will total approximately $250,000.  The Company will be required to pay the patent expenses at the rate of $25,000 per quarter per license.

8.           Subsequent Events

 In April 2009, the Board of Directors awarded management bonuses totaling $128,000 for performance from inception through May 2008.  These bonuses will be accrued during the second quarter of 2009 and will be paid once Management and the Board determine there is sufficient liquidity in excess of current operational needs.

9.           New Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The Company will include any required disclosures in the Company’s Quarterly Report on Form 10-Q for the interim period ending June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Form 10Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10Q. This section of this quarterly report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Risk Factors” in “Item 1, BUSINESS” in our annual report on Form 10-K for the fiscal year ended December 31, 2008 those additional risks, discussed in ITEM 1A. of Part II of this quarterly report and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission.

Overview

Bio-Path Holdings, Inc., through our subsidiary Bio-Path, Inc. (“Bio-Path Subsidiary”)  is engaged in the business of financing and facilitating the development of novel cancer therapeutics.  Our initial plan is and continues to be, the acquisition of licenses for drug technologies from The University of Texas M. D. Anderson Cancer Center (“M. D. Anderson”), funding clinical and other trials for such technologies and to commercialize such technologies. We have acquired two exclusive licenses (“License Agreements”) from M.D. Anderson for three lead products and nucleic acid drug delivery technology. These licenses specifically provide drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and potentially small molecules for treatment of cancer.

Our business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into authentic therapeutic drugs candidates.  Our strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of M. D. Anderson, to advance these candidates through proof of concept into a safety study (Phase I), to human efficacy trials (Phase IIA), and then out-license each successful potential drug to a pharmaceutical company.

Bio-Path Subsidiary was formed in May 2007. Bio-Path acquired Bio-Path Subsidiary in February 2008 in a reverse merger transaction (the “Merger”).

Our principal executive offices are located at, 3293 Harrison Boulevard, Suite 230, Ogden, UT 84403. Our telephone number at that address is (801) 399-5500. Our Internet website address is www.biopathholdings.com, and all of our filings with the Securities and Exchange Commission are available free of charge on our website.

Plan of Operation

Our plan of operation over the next 36 months is focused on achievement of milestones with the intent to demonstrate clinical proof-of concept of our drug delivery technology and lead drug products. Furthermore, we will attempt to validate our business model by in-licensing additional products to broaden the drug product pipeline.

We anticipate that over the next 36 months, we will need to raise approximately $11,500,000 to completely implement our business plan.  Since its inception, Bio-Path Subsidiary completed several financings raising net proceeds of $3,034,710. Our short term plan is to achieve three key milestones:

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

Results of Operations

Results of Operations for the three months ended March 31, 2009 and 2008.

Revenues.  We have no operating revenues since our inception.  We had interest income of $3,232, for the three months ended March 31, 2009 compared to $17,687 for the three months ended March 31, 2008. Our interest income was derived from cash and cash equivalents net of bank fees.

Research and Development Expenses.  Our research and development costs were $212,609 for the three months ended March 31, 2009; an increase of $194,959 over the three months ended March 31, 2008.  This increase is the result of significant drug research and development and manufacturing protocol from year to year.  The majority of the expenses related to the lead drug candidate, BP-100-1.01, have been paid.  The Company does not expect this increase to continue with this specific drug candidate.

General and Administrative Expenses. Our general and administrative expenses were $193,325 for the three months ended March 31, 2009; an increase of $9,665 over the three months ended March 31, 2008.

Net Loss.  Our net loss was $596,694 for the three months ended March 31, 2009, compared to a loss of $226,206 for the three months ended March 31, 2008.  Net loss per share, both basic and diluted was $0.01 and $0.01 for the respective periods.  The two primary reasons for the difference in the increase in net loss in the comparable periods results from increases in research and development expenses related to preparing the lead drug candidate for the upcoming clinical trial.  The other reason is the Company recognized as a non-cash item, the stock option and warrants expense in the three months ended March 31, 2009 compared to zero stock option and warrants expense in the prior period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private placements of our capital stock.  We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, public or private equity offerings and debt financings. Additionally, we are seeking collaborations and license arrangements for our three product candidates.  We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We cannot be certain that additional funding, which will be required in the next term, will be available on acceptable terms, or at all. Our inability to obtain required funding will have a material adverse effect on one or more of our research or development programs or curtail some of our commercialization efforts.

At March 31, 2009, we had cash of $783,155 compared to $1,507,071 at December 31, 2008.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the three months ended March 31, 2009 was $719,847 compared  to $120,179 for the three months ended March 31, 2008.  The significant increase in net cash used results from implementing the business model of drug development working towards the Phase I study of the lead drug – BP-100-1.01.  Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by our cash assets.

Currently all of our cash is, and has been, generated from financing activities.   We raised no cash from financing activities for the three months ended March 31, 2009.  Since inception we have net cash from financing activities of $3,034,710. As discussed in our Plan of Operation above, we believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through the fiscal year ending December 31, 2009.  However, we believe that we will need to raise approximately an additional $11,500,000 in net proceeds to completely implement our business plan.  We do need to raise additional capital during 2009, in order to fund our operations in 2010.  There can be no assurance that we will be able to raise cash when it is needed to fund our operations.

Projected Financing Needs

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

The IND for BP-100-1.01 was submitted to the FDA in February of 2008 and included all in vitro testing, animal studies and manufacturing and chemistry control studies completed.  The FDA requested some changes be made to the application submission.  The Company is currently finalizing the requested changes.  The final package submission to the FDA must include the manufacturing and chemistry control test data from an engineering test batches that incorporated the same manufacturing procedures to be used to manufacture the drug product to be used on human patients in the Phase I clinical trial.  The clinical batch of drug product is currently scheduled to be manufactured in mid May, 2009 and the Company expects to have the final data submitted to the FDA during the second quarter of 2009.  Based on this timetable, the Company anticipates having the IND approved and commencement of patient enrollment for the Phase I clinical trial to start during the end of the second or beginning of the third quarter of 2009.  The primary objective of the Phase I clinical trial, as in any Phase I clinical trial, is the safety of the drug for treatment of human patients.  An additional key objective of the trial is to assess that the effectiveness of the delivery technology.

The Phase I clinical trial of BP-100-1.01 is budgeted for $1,675,000.  A significant portion of this budget is for acquisition of the drug material to be tested, a majority of which has been paid by the Company.  Commencement of the Phase I clinical trial depends on the Federal Drug Administration (“FDA”) approving the IND for BP-100-1.01.

We have entered into a supply agreement with Althea Technologies, Inc. for the manufacture of BP-100-1.01 for our upcoming Phase I Clinical Trial.  Althea is a contract manufacturer who will formulate and lyophilize our BP-100-1.01 product requirements according to current Good Manufacturing Practices (cGMP). The contract includes estimated remaining payments by Bio-Path of approximately $300,000 for process development and manufacture of cGMP product suitable for use in human patients in the Company’s Phase I clinical trial.  Bio-Path has the right to terminate the agreement at any time, subject to payment of a termination fee to Althea.  The termination fee is not material.

BP-100-2.01

BP-100-2.01 is our lead siRNA drug, which will be clinically tested for validation as a novel, targeted ovarian cancer therapeutic agent.  The Company prepared a review package of the testing data for this drug product and reviewed the information with the FDA.  Based on this review and feedback, performing the remaining pre-clinical development work for BP-100-2.01 expected to be required for an IND is budgeted for $225,000. The additional pre-clinical work is expected to include two toxicity studies in mice and primates.

There can be no assurance of the following: (1) That the actual costs of a particular trial will come within our budgeted amount; (2) That any trials will be successful or will result in drug commercialization opportunities, or (3) That we will be able to raise the sufficient funds to allow us to operate for three years or to complete our trials.

Other Events

None.

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

Royalties:	Three percent of net sales

Milestone Payments:	One-time payments range from $150,000 to $2,000,000. Total up to $8,150,000

Securities Issuance:	1,883,333 shares of Bio-Path for the first License and 1,255,556 shares for the second License. These shares were converted into shares of the Company’s common stock in the Merger.

Expense:	Bio-Path will reimburse M. D. Anderson for expenses

Term:	Full term of patents

In September 2008, we entered into a supply agreement with Althea Technologies, Inc. for the manufacture of BP-100-1.01 for our upcoming Phase I Clinical Trial.  Althea is a contract manufacturer who will formulate and lyophilize our BP-100-1.01 product requirements according to current Good Manufacturing Practices (cGMP).  The contract includes estimated remaining payments by Bio-Path of approximately $300,000 for process development and manufacture of cGMP product suitable for use in human patients in the Company’s Phase I clinical trial.  Bio-Path has the right to terminate the agreement at any time, subject to payment of a termination fee to Althea.  The termination fee is not material.

In April 2009, we entered into an agreement with ACORN CRO, a full service, oncology-focused clinical research organization, to provide Bio-Path with a contract medical officer and potentially other clinical trial support services.  Concurrent with signing the agreement, Bradley G. Somer, M.D., will serve as Bio-Path’s Medical Officer and medical liaison for the conduct of the Company’s upcoming Phase I clinical study of liposomal BP-100-1.01 in refractory or relapsed Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Acute Lymphoblastic Leukemia (ALL) and Myelodysplastic Syndrome (MDS).

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

Concentration of Credit Risk -- Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash.  The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  As a result, $533,155 of the Company’s cash balances is not covered by the FDIC.

Intangible Assets/Impairment of Long-Lived Assets -- As of March 31, 2009, Other Assets totals $2,459,397 for the Company’s two technology licenses, comprised of $2,704,167 in value acquiring the Company’s technology licenses and its intellectual property, less accumulated amortization of $244,770.  The technology value consists of $350,000 in cash paid or accrued to be paid to M.D. Anderson, plus 3,138,889 shares of common stock granted to M.D. Anderson valued at $2,354,167.  This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology licenses became effective.  As of December 31, 2008 accrued payments to be made to M. D. Anderson totaled $125,000, and such payments are expected to be made in 2009. The Company accounts for the impairment and disposition of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 144, long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable.  The Company estimates that approximately $175,000 will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022.

Research and Development Costs -- Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.”  From inception through the period ending March 31, 2009, the Company had $554,256 of costs classified as research and development expense.  Of this amount, approximately $225,000 is comprised of raw materials and costs for the Company’s raw material suppliers and contract drug manufacturer to perform unplanned additional engineering test runs of the Company’s lead drug product in advance of manufacturing a current Good Manufacturing Practice (cGMP) clinical batch of this drug for use in an upcoming Phase I Clinical Trial.

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

Total stock option expense being reported for the period ending March 31, 2009 is $148,727 and from inception May 10, 2007 to March 31, 2009 is $1,649,966.

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

Comprehensive Income -- Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders.  At  March 31,  2009, the Company has no reportable differences between net loss and comprehensive loss.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information not required for smaller reporting companies.

ITEM 4(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, our principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and designed to ensure that the information relating to our company (including our consolidated subsidiaries) required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, such controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to our shareholders for a vote or consent during the quarter ended March 31, 2009.  Our 2009 Annual Meeting of Shareholders is scheduled for July 15, 2009.

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

Dated: May 14, 2009	BIO-PATH HOLDINGS, INC.

By /s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive Officer, Chief Financial Officer, Principal Financial Officer