Form 10-Q
period 2009-06-30
BIO-PATH HOLDINGS INC
filed 2009-08-19
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
Or

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

At August 14, 2009, the Company had 42,649,602 outstanding shares of common stock, $0.001 par value.

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

Our unaudited balance sheet at June 30, 2009; the related unaudited consolidated statements of operations for the three month periods ended June 30, 2009 and 2008, and from inception (May 10, 2007) to June 30, 2009; and the related unaudited statement of cash flows for the six month periods ended June 30, 2009 and 2008, and from inception (May 10, 2007) through June 30, 2009, are attached hereto.

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash	$515,748	$1,507,071
Drug product for testing	591,600	292,800
Other current assets	55,823	82,772

Total current assets	1,163,171	1,882,643

Other assets
Technology licenses	2,729,167	2,704,167
Less Accumulated Amortization	(290,501)	(199,505)
	2,438,666	2,504,662

TOTAL ASSETS	$3,601,837	$4,387,305

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	2,059	185,843
Accrued expense & other accruals	153,028	16,442
Accrued license payments	75,000	125,000

Total current liabilities	230,087	327,285

Long term debt	-	-

TOTAL LIABILITIES	230,087	327,285

Shareholders' Equity
Preferred Stock, $.001 par value	-	-
10,000,000 shares authorized, no shares issued and outstanding
Common Stock, $.001 par value, 200,000,000 shares authorized	42,649	41,923
42,649,602 and 41,923,602 shares issued and outstanding as of 6/30/09 and 12/31/08, respectively
Additional paid in capital	7,593,009	7,152,261
Accumulated deficit during development stage	(4,263,908)	(3,134,164)

Total shareholders' equity	3,371,750	4,060,020

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,601,837	$4,387,305

See Accompanying Notes to Financial Statements

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	Second Quarter		Year to Date		From inception
	April 1 to June 30		January 1 to June 30		05/10/07 to
	2009	2008	2009	2008	6/30/09

Revenue	$-	$-	$-	$-	$-

Operating expense

Research and development	112,936	27,518	325,545	45,168	667,192
General & administrative	224,706	180,362	418,031	284,022	1,276,475
Stock issued for services		180,000		260,000	300,000
Stock options & warrants	150,156	78,267	298,883	78,267	1,800,122
Amortization	45,731	42,583	90,996	85,167	290,501

Total operating expense	533,529	508,730	1,133,455	752,624	4,334,290

Net operating loss	$(533,529)	$(508,730)	$(1,133,455)	$(752,624)	$(4,334,290)

Other income
Interest income	480	12,474	3,712	30,162	70,382
Total Other Income	480	12,474	3,712	30,162	70,382

Net Loss	$(533,049)	$(496,256)	$(1,129,743)	$(722,462)	$(4,263,908)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$(0.12)

Basic and diluted weighted average number of common shares outstanding	42,165,602	41,823,602	42,044,602	40,483,929	36,130,281

See Accompanying Notes to Financial Statements

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Year to Date		From inception
	January 1 to June 30		05/10/2007 to
	2009	2008	6/30/2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,129,743)	$(722,462)	$(4,263,908)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	90,996	85,167	290,501
Common stock issued for services	-	260,000	300,000
Stock options and warrants	298,883	78,267	1,800,122
(Increase) decrease in assets
Restricted escrow cash	-	208,144	-
Drug product for testing	(298,800)	-	(591,600)
Other current assets	26,949	(44,600)	(55,823)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(97,198)	(22,868)	230,087
Escrow cash payable	-	(208,144)	-

Net cash used in operating activities	(1,108,913)	(366,496)	(2,290,621)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of exclusive license	(25,000)	-	(375,000)

Net cash used in investing activities	(25,000)	-	(375,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes			435,000
Cash repayment of convertible notes	.		(15,000)
Net proceeds from sale of common stock	142,590	1,400,225	2,761,369

Net cash from financing activities	142,590	1,400,225	3,181,369

NET INCREASE/(DECREASE) IN CASH	(991,323)	1,033,729	515,748
Cash, beginning of period	1,507,071	1,219,357	-

Cash, end of period	$515,748	$2,253,086	$515,748

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes			$420,000
Common stock issued to Placement Agent	$16,500	$78,970	$294,845
Common stock issued to M.D. Anderson for technology license			$2,354,167

See Accompanying Notes to Financial Statements

Notes to the Interim Consolidated Financial Statements Ending June 30, 2009

The accompanying interim financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations for the period ended June 30, 2009, are not necessarily indicative of the results for a full-year period.

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

The Company was founded in May of 2007 as a Utah corporation.  In February of 2008, Bio-Path completed a reverse merger with Ogden Golf Co. Corporation, a public company traded over the counter that had no current operations.  The name of Ogden Golf was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path, Inc. became the directors and officers of Bio-Path Holdings, Inc.  Bio-Path has become a publicly traded company (symbol OTCBB: BPTH) as a result of this merger.

The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for a limited number of product candidates including readying its lead drug product candidate BP-100-1.01 for a Phase I clinical trial.  Assuming the FDA grants an IND to the Company for the drug BP-100-1.01, the Company currently expects to be able to commence a Phase I clinical trial in BP-100-1.01 in the fourth quarter 2009.

Bio-Path is currently in the process of raising additional funds for operations.  The Company has received a $500,000 verbal commitment from certain current investors of Bio-Path to purchase shares of the Company’s commons stock, of which $165,000 was closed on in the second quarter 2009.  Assuming the IND is granted for Bio-Path’s drug candidate BP-100-1.01, Management believes there is sufficient liquidity to commence the Phase I clinical trial in BP-100-1.01.  However, the Company needs to raise additional capital to continue beyond the fourth quarter 2009 and complete this clinical trial.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.           Drug Product for Testing

The Company has paid installments to its contract drug manufacturing supplier totaling $591,600 during the third quarter and fourth quarters of 2008 and first quarter of 2009 pursuant to a Project Plan and Supply Agreement (see Note 6. below) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial.  This amount is carried on the Balance Sheet as of June 30, 2009 at cost for Testing the Phase 1 Drug Product, and will be expensed as the drug product is used during the Phase I clinical trial.

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

Issuance of Common Stock – In May and June of 2007, the Company issued 6,505,994 shares of common stock for $6,506 in cash to founders of the Company.  In August of 2007, the Company issued 3,975,000 shares of common stock for $993,750 in cash to investors in the Company pursuant to a private placement memorandum.  In August of 2007 the Company issued an additional 1,333,334 shares of common stock for $1,000,000 in cash to one investor in the Company pursuant to a second round of financing.  The Company issued 530,833 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.  In November of 2007, the Company issued 3,138,889 shares in common stock to M. D. Anderson as partial consideration for its two technology licenses from M. D.Anderson.  In February of 2008, the Company issued 1,579,400 shares of common stock for $1,579,400 in cash to investors in the Company pursuant to a private placement memorandum.  The Company issued 78,970 in common stock to the Placement Agent as commission for the shares of common stock sold to investors.  In February, the Company completed a reverse merger with Ogden Golf Co. Corporation and issued 38,023,578 shares of common stock of the public company Bio-Path Holdings (formerly Ogden Golf Co. Corporation) in exchange for pre-merger common stock of Bio-Path, Inc.  In addition, shareholders of Ogden Golf Co. Corporation retained 3,600,000 shares of common stock of Bio-Path Holdings.  In February of 2008 Bio-Path issued 80,000 shares of common stock to strategic consultants pursuant to executed agreements and the fair value was expensed upfront as common stock for services.  In April of 2008, the Company issued 200,000 shares of common stock to a firm in connection with introducing Bio-Path, Inc. to its merger partner Ogden Golf Co. Corporation.  The fair value of this stock issuance was expensed upfront as common stock for services.  In April of 2008, the Company recorded an additional 24 shares for rounding in accordance with FINRA rules.  In December of 2008, the Company issued 100,000 shares of common stock to an investor relations firm for services.  The fair value of this stock issuance was expensed upfront as common stock for services valued at $40,000.  There were no issuances of shares during the first quarter of 2009.  In June of 2009, the Company issued 660,000 shares of common stock and warrants to purchase an additional 660,000 shares of common stock for $165,000 in cash to investors in the Company pursuant to a private placement memorandum.  The warrants must be exercised within two years from the date of issuance.

The exercise price of the warrants is $1.50 a share.  In connection with this private placement, the Company issued 66,000 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.  As of June 30, 2009, there were 42,649,602 shares of common stock issued and outstanding. There are no preferred shares outstanding as of June 30, 2009.

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

The total value of stock options granted was determined using this methodology to be $21,450, which will be expensed over the next four years based on the stock option vesting schedule.  There were no new stock option awards made during the first and second quarters of 2009.  Total stock option expense for the current quarter ending June 30, 2009 being reported on totaled $150,156.

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

There were no new warrants issued for services in the current quarter ending June 30, 2009 being reported on.

6.           Drug Project Plan and Supply Agreement

In June of 2008, Bio-Path entered into a Project Plan agreement with a contract drug manufacturing suppler for delivery of drug product to support commencement of the Company’s Phase I clinical trial of its first cancer drug product.  The Company currently expects to start this trial by the end of the year 2009.  The clinical grade drug batch to be used in the clinical trial was manufactured at the end of July 2009 and is currently being tested.  In the current quarter ending June 30, 2009, the Company paid $78,666 to this manufacturer, $12,000 of which was expensed as R&D expense, $66,000 of which was previously accrued as R&D expense and the balance of $666 was recorded as a prepaid expense.  Previously, $591,600 in payments were made to this manufacturer under this agreement that is carried at cost as Drug Product for Testing on the balance sheet (see Note 2.).  The Company expects to pay an additional $168,150, of which $72,000 has been accrued as R&D expense, to this supplier when the project is completed and the drug manufacturer delivers clinical grade drug product fully tested to the Company for its clinical trial.

7.	Commitments and Contingencies

Technology License - The Company has negotiated exclusive licenses from M. D. Anderson to develop drug delivery technology for siRNA and antisense drug products.  These licenses require, among other things, the Company to reimburse M. D. Anderson for ongoing patent expense.  In the current quarter ending June 30, 2009, the Company paid $25,000 to MD Anderson for reimbursement of patent expenses invoiced to the Company.  In addition, accrued license payments totaling $75,000 are included in Current Liabilities as of June 30, 2009.  As of June 30, 2009, the Company estimates these expenses will total approximately $225,000.  The Company will be required to pay the patent expenses at the rate of $25,000 per quarter per license.

8.           Subsequent Events

In July 2009, the Company paid an additional $47,334 to its drug manufacturing supplier.  This payment was for additional R&D expense for validation testing and was included in Current Liabilities as of June 30, 2009.

In July, 2009, the Company entered into a Sponsored Research Agreement with M. D. Anderson for the Phase I clinical trial of the Company’s drug product BP-100-1.01.  The agreement covers payments for hospital costs, the study principal investigator and support costs.  The Company paid approximately $40,000 upon execution of the agreement representing payment of the institution’s fee and costs for the first two patients in the clinical trial.

The Company has executed a new exclusive license for tumor targeting of liposomes from M. D. Anderson.  Final execution of the license from M. D. Anderson is expected to be received during the third quarter 2009.

The Company is continuing fund raising activities.  The Placement Memorandum open at the end of the second quarter ending June 30, 2009 covering the offering of the Company’s stock has expired and the Company plans to prepare a new Memorandum to raise additional capital.  The Company has verbal commitments from certain current investors in the Company to invest an additional $500,000 into the Company and has closed on $165,000 of this funding by the end of the second quarter ending June 30, 2009.  Management believes that the ability to raise additional capital will significantly improve once the Company has patient data from its Phase I clinical trial.  This is based upon feedback from large institutional investors who have expressed a high level of confidence in being able to raise substantial amounts of capital for the Company after Bio-Path’s technology has been demonstrated in human patients in the Phase I clinical trial.

9.           New Accounting Pronouncements

Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 incorporates into GAAP certain guidance that previously existed under generally accepted auditing standards, which require the disclosure of the date through which subsequent events have been evaluated and whether that date is the date on which the financial statements were issued or the date on which the financial statements were available to be issued. We adopted SFAS 165 in the second quarter of 2009. We evaluated subsequent events through August 19, 2009, which is the date the financial statements were issued. The adoption of SFAS 165 did not have an impact on our financial statements.

On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity ("VIE") by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS No. 167 becomes effective for all new and existing VIEs on January 1, 2010. The adoption of SFAS No. 167 is not expected to have a material effect on our consolidated financial statements.

On June 29, 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification become effective on September 30, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of SFAS No. 168 and the Codification on September 30, 2009 will not have a material effect on our consolidated financial statements.

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

We anticipate that over the next 33 months, we will need to raise approximately $11,500,000 to completely implement our business plan.  Since its inception, Bio-Path Subsidiary completed several financings raising net proceeds of $3,181,369. Our short term plan is to achieve three key milestones:

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

Results of Operations

Results of Operations for the three months and six months ended June 30, 2009 and 2008.

Revenues.  We have no operating revenues since our inception.  We had interest income of $480, for the three months ended June 30, 2009 compared to $12,474 for the three months ended June 30, 2008. We had interest income of $3,712, for the six months ended June 30, 2009 compared to $30,162 for the six months ended June 30, 2008. Our interest income was derived from cash and cash equivalents net of bank fees.  The decrease in interest income in the respective periods results from increased operating expenses related to drug development, as such, there was less cash held in our savings account earning interest.

Research and Development Expenses.  Our research and development costs were $112,936 for the three months ended June 30, 2009; an increase of $85,418 over the three months ended June 30, 2008. Our research and development costs were $325,545 for the six months ended June 30, 2009; an increase of $280,377 over the six months ended June 30, 2008.  This increase is the result of significant drug research and development and manufacturing protocol from year to year.  The majority of the expenses related to the lead drug candidate, BP-100-1.01, have been paid.  The Company does not expect this increase to continue with this specific drug candidate.

General and Administrative Expenses.  Our general and administrative expenses were $224,706 for the three months ended June 30, 2009; an increase of $44,344 over the three months ended June 30, 2008. Our general and administrative expenses were $418,031 for the six months ended June 30, 2009; an increase of $134,009 over the six months ended June 30, 2008.  The increase in general and administrative expenses in the respective periods results from the increased operating expenses relating to drug development activity.

Net Loss.  Our net loss was $533,049 for the three months ended June 30, 2009, compared to a loss of $496,256 for the three months ended June 30, 2008.  Net loss per share, both basic and diluted was $0.01 and $0.01 for the respective periods.  Our net loss was $1,129,743 for the six months ended June 30, 2009, compared to a loss of $722,462 for the six months ended June 30, 2008.  Net loss per share, both basic and diluted was $0.03 and $0.02 for the respective periods. The primary reason for the difference in the increase in net loss in the comparable period’s results from increases in research and development expenses related to preparing the lead drug candidate for the upcoming clinical trial.

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

At June 30, 2009, we had cash of $515,748 compared to $1,507,071 at December 31, 2008.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the six months ended June 30, 2009 was $1,108,913 compared to $366,496 for six months ended June 30, 2008.  The significant increase in net cash used results from implementing the business model of drug development working towards the Phase I study of the lead drug – BP-100-1.01.  Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by our cash assets.

Currently all of our cash is, and has been, generated from financing activities.   We raised $142,590 of net cash from financing activities for the three months ended June 30, 2009.  Since inception we have net cash from financing activities of $3,181,369. As discussed in our Plan of Operation above, we believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through the fiscal year ending December 31, 2009.  However, we believe that we will need to raise approximately an additional $11,500,000 in net proceeds to completely implement our business plan.  We do need to raise additional capital during 2009, in order to fund our operations in 2010.  There can be no assurance that we will be able to raise cash when it is needed to fund our operations.

Projected Financing Needs

We believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through the fiscal year ending December 31, 2009.   In the second quarter of 2009, we raised $142,590 in net proceeds from the sale of shares of our common stock.  The proceeds were allocated to general working capital.  However, we believe that we will need to raise approximately an additional $11,500,000 in net proceeds to completely implement our business plan.  We do need to raise additional capital during 2009, in order to fund our operations in 2010.  There can be no assurance that we will be able to raise cash when it is needed to fund our operations.

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

The IND for BP-100-1.01 was submitted to the FDA in February of 2008 and included all in vitro testing, animal studies and manufacturing and chemistry control studies completed.  The FDA requested some changes be made to the application submission.  The Company is currently finalizing the requested changes.  The final package submission to the FDA must include the manufacturing and chemistry control test data from an engineering test batches that incorporated the same manufacturing procedures to be used to manufacture the drug product to be used on human patients in the Phase I clinical trial.  The clinical batch of drug product has been manufactured and the Company expects to have the final data submitted to the FDA during the third quarter of 2009.  Based on this timetable, the Company anticipates having the IND approved and commencement of patient enrollment for the Phase I clinical trial to start during the end of the third or beginning of the fourth quarter of 2009.  The primary objective of the Phase I clinical trial, as in any Phase I clinical trial, is the safety of the drug for treatment of human patients.  An additional key objective of the trial is to assess that the effectiveness of the delivery technology.

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

Contractual Obligations and Commitments

Bio-Path has entered into two Patent and Technology License Agreements (the “Licenses”) with M. D. Anderson relating to its technology. A summary of certain material terms of each of the Licenses is as follows:

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

Concentration of Credit Risk -- Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash.  The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  As a result, $265,748 of the Company’s cash balances is not covered by the FDIC.

Intangible Assets/Impairment of Long-Lived Assets -- As of June 30, 2009, other Assets totaled $2,438,666 for the Company’s two technology licenses, comprised of $2,729,167 in value acquiring the Company’s technology licenses and its intellectual property, less accumulated amortization of $290,501.  The technology value consists of $350,000 in cash paid or accrued to be paid to M.D. Anderson, plus 3,138,889 shares of common stock granted to M.D. Anderson valued at $2,354,167.  This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology licenses became effective.  As of December 31, 2008 accrued payments to be made to M. D. Anderson totaled $125,000, and such payments are expected to be made in 2009. The Company accounts for the impairment and disposition of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 144, long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable.  The Company estimates that approximately $175,000 will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022.

Research and Development Costs -- Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.”  From inception through the period ending June 30, 2009, the Company had $667,192 of costs classified as research and development expense.  Of this amount, approximately $225,000 is comprised of raw materials and costs for the Company’s raw material suppliers and contract drug manufacturer to perform unplanned additional engineering test runs of the Company’s lead drug product in advance of manufacturing a current Good Manufacturing Practice (cGMP) clinical batch of this drug for use in an upcoming Phase I Clinical Trial.

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

Total stock option expense being reported for the period ending June 30, 2009 is $150,156 and from inception May 10, 2007 to June 30, 2009 is $1,800,122.

Warrant Grants - In April of 2008 the Company awarded warrants for services to purchase in the aggregate 85,620 shares of the Company’s common stock.  The exercise price is $0.90 a share.  The warrants were one hundred percent (100%) vested upon issuance and were expensed upfront as warrants for services.  The fair value of the warrants expensed was determined using the same methodology as described above for stock options.  The total value of the warrants granted was determined using this methodology to be $36,050, the total amount of which was expensed in the second quarter 2008.  In the second quarter of 2009, the Company issued 660,000 shares of common stock and warrants to purchase an additional 660,000 shares of common stock for $165,000 in cash to investors in the Company pursuant to a private placement memorandum.  The warrants must be exercised within two years from the date of issuance.  The exercise price of the warrants is $1.50 a share.

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

Comprehensive Income -- Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders.  At  June 30,  2009, the Company has no reportable differences between net loss and comprehensive loss.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 3, 2009

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2009, we sold 660,000 shares of our common stock and received net proceeds of $142,590.  For each share of common stock sold, there was one warrant issued for a total of 660,000 warrants.  The warrants are exercisable at $1.50 per share.  The warrants have an exercise period of two years from the date of the investment.  In connection with such offering, we also issued 66,000 shares of common stock to the placement agent.  All of the shares of common stock and warrants issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on July 15, 2009. The following is a brief description of each matter voted upon at the annual meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter:

1. To elect four directors to our board of directors to hold office until our 2010 annual meeting of stockholders.

Name	Number of Shares
	For	Withheld

Peter H. Nielsen	22,000,334	3,008
Douglas P. Morris	22,000,334	3,008
Thomas Garrison	22,000,334	3,008
Gillian Ivers-Read	22,000,334	3,008

2. To ratify the appointment of Mantyla & Mc Reynolds as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	21,867,500
Against	3,008
Abstain	129,826
Broker Non-Vote	0

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit 31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2009	BIO-PATH HOLDINGS, INC.

By /s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive Officer, Chief Financial Officer, Principal Financial Officer