Form 10-K
period 2009-12-31
BIO-PATH HOLDINGS INC
filed 2010-03-31
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
Commission file number 000-53404

BIO-PATH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Utah	87-0652870
(State or other jurisdiction of incorporation)	(I.R.S. employer identification No.)

3293 Harrison Boulevard, Suite 220, Ogden, UT 84403
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

The Issuer’s revenues for the fiscal year ended December 31, 2009 were $-0-.

As of March 22, 2010, there were 46,509,602 shares of the Issuer’s common stock issued and outstanding of which 30,134,466 were held by non-affiliates.   The aggregate market value of the common stock held by non-affiliates of the registrant based upon the last sales price of the common stock reported on the OTCBB on March 22, 2010 was approximately $15,368,578.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I

Unless the context requires otherwise, references in this report to “we,” “our,” “us,” “Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary.  Our wholly-owned subsidiary, Bio-Path, Inc., is sometime hereafter referred to as “Bio-Path Subsidiary”.

Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management, and may include, but are not limited to statements regarding to:

•	the potential benefits and commercial potential of our potential products,
•	level of future sales, if any,
•	collections, costs, expenses and capital requirements, cash outflows,
•	the safety and efficacy of our product candidates,
•	estimates of the potential markets and estimated trial dates,
•	sales and marketing plans,
•	any changes in the current or anticipated market demand or medical need of our potential products,
•	our clinical trials, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies in other countries,
•	need for additional research and testing,
•	the uncertainties involved in the drug development process and manufacturing,
•	our future research and development activities,
•	assessment of competitors and potential competitors,
•	potential costs resulting from product liability or other third-party claims,
•	the sufficiency of our existing capital resources and projected cash needs,
•	our ability to obtain additional financing,
•	assessment of impact of recent accounting pronouncements, and
•	government regulation and approvals.

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

ITEM 1.  DESCRIPTION OF BUSINESS

Bio-Path Holdings, Inc. through Bio-Path, Inc., our wholly-owned subsidiary (“Bio-Path Subsidiary”) is a biotechnology company engaged in the business of financing and facilitating the development of novel cancer therapeutics.  Our initial plan has been (i) to acquire licenses for drug technologies from The University of Texas M. D. Anderson Cancer Center (“M. D. Anderson”), (ii) to fund clinical and other trials for such technologies and (iii) to commercialize such technologies. We have three exclusive licenses (“License Agreements”) from M. D. Anderson for three lead products and nucleic acid delivery technology including tumor targeting technology. These licenses specifically provide drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and small molecules for treatment of cancer.

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

Research and Development

Our research and development is currently conducted through agreements we have with M. D. Anderson.

Recent Updated Information

On March 12, 2010, we issued a press release announcing  that the US Food and Drug Administration (FDA) has allowed an IND (Investigational New Drug) for our lead cancer drug candidate liposomal BP-100-1.01 to proceed into clinical trials.  The IND review process was performed by the FDA’s Division of Oncology Products and involved a comprehensive review of data submitted by Bio-Path covering pre-clinical studies, safety, chemistry, manufacturing and controls, and the protocol for the Phase I clinical trial.   Bio-Path is developing a neutral lipid-based liposome delivery technology for nucleic acid cancer drugs (including antisense and siRNA molecules).  Bio-Path’s drug candidate liposomal BP-100-1.01 is an antisense drug substance targeted to treat several types of cancer.  The FDA’s clearance of the IND allows Bio-Path to proceed with a Phase I clinical trial in patients with chronic myelogenous leukemia (CML), acute myeloid leukemia (AML), acute lymphoblastic leukemia (ALL) and myelodysplastic syndrome (MDS).  Commencement of the trial will occur after patients are enrolled and administrative details are finalized.  Bio-Path does not expect significant delays for these steps and expect our Phase I clinical trials to commence in 2010.

Plan of Operation

Our plan of operation over the next 36 months is focused on achievement of milestones with the intent to demonstrate clinical proof-of concept of our drug delivery technology and lead drug products. Furthermore, subject to adequate capital, we will attempt to validate our business model by in-licensing additional products to broaden our drug product pipeline.

We anticipate that over the next 36 months, we will need to raise approximately $10,000,000 to completely implement our current business plan.  We have completed several financings for use in our Bio-Path operations and have received total net proceeds of $3,776,403. Our short term plan is to achieve three key milestones:

(1)  conduct a Phase I clinical trial of our lead drug BP-100-1.01, which if successful, will validate our liposomal delivery technology for nucleic acid drug products including siRNA.  As described above we recently received FDA clearance to commence Phase I clinical trials of our BP-100-1.01 drug;

(2)  perform necessary pre-clinical studies in our lead liposomal siRNA drug candidate, BP-100-2.01 to enable the filing of an Investigational New Drug (“IND”) for a Phase I clinical trial; and

(3)  out-license (non-exclusively) our delivery technology for either antisense or siRNA to a pharmaceutical partner to speed development applications of our technology.

In June 2008, we entered into a Project Plan Agreement with Althea Technologies, Inc. (“Althea”) relating to supply of drug product for our first Phase I clinical trials of our BP-100-1.01 drug.  In September 2008 we executed a definitive agreement with Althea. Althea is a San Diego-based contract developer and manufacturer of biologic and injectable products, with fully integrated services to support clients with product development expertise and finished cGMP product from pre-clinical development through commercial supply.

Basic Technical Information

Ribonucleic acid (RNA) is a biologically significant type of molecule consisting of a chain of nucleotide units. Each nucleotide consists of a nitrogenous base, a ribose sugar, and a phosphate. Although similar in some ways to DNA, RNA differs from DNA in a few important structural details.   RNA is transcribed from DNA by enzymes called RNA polymerases and is generally further processed by other enzymes. RNA is central to protein synthesis. DNA carries the genetic information of a cell and consists of thousands of genes. Each gene serves as a recipe on how to build a protein molecule. Proteins perform important tasks for the cell functions or serve as building blocks. The flow of information from the genes determines the protein composition and thereby the functions of the cell.

The DNA is situated in the nucleus of the cell, organized into chromosomes. Every cell must contain the genetic information and the DNA is therefore duplicated before a cell divides (replication). When proteins are needed, the corresponding genes are transcribed into RNA (transcription). The RNA is first processed so that non-coding parts are removed (processing) and is then transported out of the nucleus (transport). Outside the nucleus, the proteins are built based upon the code in the RNA (translation).

Our basic drug development concept is to modify the genetic material RNA to treat disease.   RNA is essential in the process of creating proteins. The “i” in RNAi stands for “interference.”  We intend to develop drugs and drug delivery systems that are intended to work by using RNA to interfere with the production of proteins associated with disease.  The discovery of RNAi, in 1998, has led not only to its widespread use in the research of biological mechanisms and target validation, but also to its application in down-regulating the expression of certain disease-causing proteins found in a wide spectrum of diseases including inflammation, cancer, and metabolic dysfunction.  RNAi-based therapeutics work through a naturally occurring process within cells that has the effect of reducing levels of messenger RNA (mRNA) required for the production of proteins.  At this time, several RNAi-based therapeutics are being evaluated in human clinical trials.

The historical perspective of cancer treatments has been drugs that affect the entire body.  Advances in the past decade have shifted to treating the tumor tissue itself.  One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease causing proteins while having little or no effect on other healthy tissue.  Nucleic acid drugs, specifically antisense and siRNA, are two of the most promising fields of targeted therapy.  Development of antisense and siRNA, however, has been limited by the lack of a suitable method to deliver these drugs to the diseased cells with high uptake into the cell and without causing toxicity.  Bio-Path’s currently licensed neutral-lipid based liposome technology is designed to accomplish this.  Studies have shown a 10-fold to 30-fold increase in tumor cell uptake with this technology compared to other delivery methods.

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

The IND for BP-100-1.01 was submitted to the FDA in February of 2008 and included all in vitro testing, animal studies and manufacturing and chemistry control studies completed.  The FDA requested some changes be made to the application submission.  We resubmitted information to the FDA in response to such request. On March 12, 2010, we issued a press release announcing  that the US Food and Drug Administration (FDA) has allowed an IND (Investigational New Drug) for Bio-Path’s lead cancer drug candidate liposomal BP-100-1.01 to proceed into clinical trials.  The IND review process was performed by the FDA’s Division of Oncology Products and involved a comprehensive review of data submitted by us covering pre-clinical studies, safety, chemistry, manufacturing, and controls, and the protocol for the Phase I clinical trial.    We anticipate that patient enrollment and final preparations for the Phase I clinical trial will start sometime during Fiscal Year 2010.  We believe the trial will commence by the end of the second quarter, but there can be no assurance or exact time estimates. The primary objective of the Phase I clinical trial, as in any Phase I clinical trial, is the safety of the drug for treatment of human patients.  An additional key objective of the trial is to assess that the effectiveness of the delivery technology.

The clinical trial will be conducted at the M. D. Anderson Cancer Center and is expected to last approximately one year.  The primary objective of the Phase I trial is to demonstrate the safety of the Company’s drug candidate liposomal BP-100-1.01 for use in human patients.  Additional objectives are to demonstrate the effectiveness of our drug delivery technology similar to that experienced in pre-clinical treatment of animals, and further, to assess whether the drug candidate test article produces a favorable impact on the cancerous condition of the patient at the dose levels of the study.  The clinical trial is structured to test five rounds of patients, with each round comprising treatment of three patients.  Each succeeding round in the study has a higher dose of the drug candidate test article being administered to the patients.

We will reimburse M. D. Anderson at the rate of approximately $13,000 per patient for treating patients in the study. We currently expect to reimburse M. D. Anderson a total of approximately $250,000 spread out over one year for patient treatment costs.

We are also required to supply M. D. Anderson with the actual drugs to be administered to the patients in the study.  We have entered into a drug supply contract with Althea Technologies which will produce sufficient drugs for testing through two rounds.  We expect to pay no more than $150,000 to Althea to complete payments under the current contract.  Drug costs for the entire study could cost an additional $1 million including requirements for drug candidate test article for additional treatments of the patients if the drug is having a positive effect on the patients’ disease.  We have sufficient cash resources to fund the trial through the initial two or three rounds of the study. We plan to attempt to raise additional cash resources through the sale of common stock in 2010.   We have the right to terminate the Althea agreement at any time, subject to payment of a termination fee to Althea.  The termination fee is not material.

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

Definitions

The following definitions are intended to assist you in understanding certain matters discussed in this Business Section:

Antisense  is a medication containing part of the non-coding strand of messenger RNA (mRNA), a key molecule involved in the translation of DNA into protein. Antisense drugs hybridize with and inactivate mRNA. This stops a particular gene from producing the protein for which it holds the recipe. Antisense drugs have been developed or are "in the pipeline" to treat eye disease in AIDS, lung cancer, diabetes and diseases such as arthritis and asthma with a major inflammatory component.

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

Chronic Myelogenous Leukemia is a form of leukemia characterized by the increased and unregulated growth of predominantly myeloid cells in the bone marrow and the accumulation of these cells in the blood. CML is a clonal bone marrow stem cell disorder in which proliferation of mature granulocytes (neutrophils, eosinophils, and basophils) and their precursors is the main finding. It is a type of myeloproliferative disease associated with a characteristic chromosomal translocation called the Philadelphia chromosome

Liposomal Delivery Technology   Liposomes are used for drug delivery due to their unique properties. A liposome encapsulates a region on aqueous solution inside a hydrophobic membrane; dissolved hydrophilic solutes cannot readily pass through the lipids. Hydrophobic chemicals can be dissolved into the membrane, thereby incorporating the materials, and in this way liposome can carry both hydrophobic molecules and hydrophilic molecules. To deliver the molecules to sites of action, the lipid bilayer can fuse with other bilayers such as the cell membrane, thus delivering the liposome contents. By making liposomes in a solution of DNA or drugs (which would normally be unable to diffuse through the membrane) they can be (indiscriminately) delivered past the lipid bilayer.

Liposomal Tumor Targeting.  The new technology, being licensed in the field of neutral lipid-based liposome delivery of antisense technologies and siRNA, will enhance the Company’s liposome delivery technology by adding vectors to the liposomes targeted to a receptor that is specifically over-expressed on a majority of solid and hematological tumors and on eighty percent (80%) of metastatic epithelial tumors.  The Company believes this liposome tumor-targeting technology for antisense and siRNA delivery is a highly promising strategy for treating primary and metastatic cancers.

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

Projected Financing Needs

We anticipate that will need to raise an additional $10,000,000 in the next 36 months to complete our $15 million fund raising objectives, which will enable us to conduct additional clinical trials in other Bio-Path drug candidates and extend operations through 36 months.

The Phase I clinical trial of BP-100-1.01 is expected to cost $1,675,000.   If the Phase I clinical trial in BP-100-1.01 is successful, we will follow with a Phase IIa trial in BP-100-1.01.  Successful Phase I and IIA trials of BP-100-1.01 will demonstrate clinical proof-of-concept that BP-100-1.01 is a viable therapeutic drug product for treatment of AML, MDS and CML.  The Phase IIA clinical trial in BP-100-1.01 is expected to cost approximately $1,600,000.

The Phase I clinical trial of BP-100-2.01 is expected to cost $2,000,000.  Commencement of the Phase I clinical trial depends on the FDA approving the IND for BP-100-2.01.  Success in the Phase I clinical trial will be based on the demonstration that the delivery technology for siRNA has the same delivery characteristics seen in our pre-clinical studies of the drug in animals.

If we are able to raise the entire $10,000,000, we anticipate that such capital raised will also allow  us to conduct a Phase I clinical trial of BP-100-1.02, which is an anti-tumor drug that treats a broad range of cancer tumors.  This trial is budgeted to cost $2,500,000 and is higher than the Phase I clinical trial for BP-100-1.01 due to expected higher hospital, patient monitoring and drug costs.  Similar to the case with BP-100-1.01, commencement of the Phase I clinical trial of BP-100-1.02 requires that the FDA approve the IND application for BP-100-1.02.

We have currently budgeted approximately $3,000,000 out of the total $10,000,000 in net proceeds to be raised for additional drug development opportunities.  The balance of the funding is planned to fund patent expenses, licensing fees, pre-clinical costs to M. D. Anderson’s Pharmaceutical Development Center, consulting fees and management and administration.

We have generated approximately two full years of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our technology and trials. We cannot guarantee that plans as described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods. If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

There can be no assurance of the following:

1)	That the actual costs of a particular trial will come within our budgeted amount.
2)	That any trials will be successful or will result in drug commercialization opportunities.
3)	That we will be able to raise the sufficient funds to allow us to operate for three years or to complete our trials.

Background Information about M. D.  Anderson

We anticipate that our initial drug development efforts will be pursuant to three exclusive License Agreements with M. D. Anderson. M. D. Anderson’s stated mission is to “make cancer history” (www.mdanderson.org).  Achieving that goal begins with integrated programs in cancer treatment, clinical trials, educational programs and cancer prevention.  M. D. Anderson is one of the largest and most widely recognized cancer centers in the world: U.S. News & World Report’s “America’s Best Hospitals” survey has ranked M. D. Anderson as one of 2 best hospitals for 16 consecutive years. M. D. Anderson will treat more than 100,000 patients this year, of which approximately 11,000 will participate in therapeutic clinical research exploring novel treatments the largest such program in the nation. M. D.  Anderson employs more than 15,000 people including more than 1,000 M. D. and Ph.D clinicians and researchers, and is routinely conducting more than 700 clinical trials at any one time.

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

We anticipate being able to use the PDC as a source for some of the pre-clinical work needed in the future, potentially at a lower cost than what it would cost to use a for-profit contract research organization. There is no formal arrangement between the Company and PDC and there can be no certainty that we will have access to PDC or that even if we do have access, that our costs will be reduced over alternative service providers.

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

Bio-Path’s Chief Executive Officer is experienced working with M. D. Anderson and its personnel.  Bio-Path believes that if Bio-Path obtains adequate financing, Bio-Path will be positioned to translate current and future M. D. Anderson technology into real treatments for cancer patients.  This in turn is expected to provide a steady flow of cancer drug candidates for out-licensing to pharmaceutical partners.

Licenses

Bio-Path Subsidiary has negotiated and signed three licenses with M. D. Anderson for late stage preclinical molecules, and intends to use our relationship with M. D. Anderson to develop these drug compounds through Phase IIa clinical trials, the point at which we will have demonstrated proof-of-concept of the efficacy and safety for our product candidates in cancer patients.  At such time, we may seek a development and marketing partner in the pharmaceutical or biotech industry.  In certain cases, we may choose to complete development and market the product ourselves. Our basic guide to a decision to obtain a license for a potential drug candidate is as follows:

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

Out-Licenses and Other Sources of Revenue

Subject to adequate capital, we intend to develop a steady series of drug candidates through Phase IIa clinical trials and then to engage in a series of out-licensing transactions to the pharmaceutical and biotechnology companies.  These companies would then conduct later-stage clinical development, regulatory approval, and eventual marketing of the drug.  We expect that such out-license transactions would include upfront license fees, milestone/success payments, and royalties.  We intend to maximize the quality and frequency of these transactions, while minimizing the time and cost to achieve meaningful candidates for out-licensing.

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

License Agreements

We have entered into three Patent and Technology License Agreements (the “Licenses”) with M. D. Anderson relating to its technology. A summary of certain material terms of the first two of the Licenses is as follows:

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

To maintain our rights to the licensed technology, we must meet certain development and funding milestones.

Description of Technologies

The two above described License Agreements relate to the following technologies:

1)       a lead siRNA drug product
2)       two single nucleic acid (antisense) drug products
3)       delivery technology platform for nucleic acids

August 2009 License

Effective August 27, 2009, we entered into an exclusive License Agreement (the “Agreement”) with The University of Texas M. D. Anderson Cancer Center to develop liposome tumor targeting technology. Bio-Path is currently developing a neutral-lipid based liposome delivery technology for nucleic acid cancer drugs (including antisense and siRNA molecules). The new technology, being licensed in the field of neutral lipid-based liposome delivery of antisense technologies and FAK siRNA, is projected to enhance our liposome delivery technology by adding vectors to the liposomes targeted to a receptor that is specifically over-expressed on a majority of solid and hematological tumors and on 80 percent of metastatic epithelial tumors. We believe this liposome tumor-targeting technology for antisense and FAK siRNA delivery is a highly promising strategy for treating primary and metastatic cancers.

The historical perspective of cancer treatments has been drugs that affect the entire body. Advances in the past decade have shifted to treating the tumor tissue itself. One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease causing proteins while having little or no effect on other healthy tissue. Nucleic acid drugs, specifically antisense and siRNA, are two of the most promising fields of targeted therapy. Development of antisense and siRNA, however, has been limited by the lack of a suitable method to deliver these drugs to the diseased cells with high uptake into the cell and without causing toxicity. Bio-Path’s currently licensed neutral-lipid based liposome technology is designed to accomplish this. Studies have shown a tenfold to thirtyfold increase in tumor cell uptake with this technology compared to other delivery methods. Our first drug with this delivery technology is scheduled to commence a Phase I clinical trial in 2011.

FAK (facal adhesion kinase) is a cancer protein target that we intend our SIRNA to block.  Accordingly, the FAK SIRNA is a drug candidate that is intended to treat forms of cancer involving abnormal or over-expression of the FAK gene including ovarian, colon, breast, thyroid, head and neck and metastatic cancer.

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

Pursuant to the License Agreement, we are obligated to various one time and recurring fees, expenses, royalties, milestone payments, and other compensation and expenses to the licensor.

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

Intellectual Property

Patents, trademarks, trade secrets, technology, know-how, and other proprietary rights are important to our business.  Our success will depend in part on our ability to develop and maintain proprietary aspects of our technology. To this end, we intend to have an intellectual property program directed at developing proprietary rights in technology that we believe will be important to our success.

We will actively seek patent protection in the U.S. and, as appropriate, abroad and closely monitor patent activities related to our business.

In addition to patents, we will rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements.

Agreement with Acorn CRO

On April 23, 2009, we announced that had we entered into an agreement with ACORN CRO, a full service, oncology-focused clinical research organization (CRO), to provide us with a contract medical officer and potentially other clinical trial support services.  Under such agreement, Bradley G. Somer, M.D., started  serving as our Medical Officer and medical liaison for the conduct of our upcoming Phase I clinical study of liposomal BP-100-1.01 in refractory or relapsed Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Acute Lymphoblastic Leukemia (ALL) and Myelodysplastic Syndrome (MDS).

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

Ana M. Tari, Ph.D., M.S. – Member of the Scientific Advisory Board and co-founder of Bio-Path; Associate Professor at the University of Florida at Gainsville.

We anticipate that additional scientists and clinicians will join the Scientific Advisory Board once additional funding has been secured to expend Bio-Path’s operations.

Competition

We are engaged in fields characterized by extensive research efforts, rapid technological progress, and intense competition. There are many public and private companies, including pharmaceutical companies, chemical companies, and biotechnology companies, engaged in developing products for the same human therapeutic applications that we are targeting. Currently, substantially all of our competitors have substantially greater financial, technical and human resources than Bio-Path and are more experienced in the development of new drugs than Bio-Path. In order for us to compete successfully, we may need to demonstrate improved safety, efficacy, ease of manufacturing, and market acceptance of our products over the products of our competitors.

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

Bio-path’s business model relies on entering into out-license agreements with pharmaceutical licensee partners who will be responsible for post-Phase IIA clinical testing and working with the FDA on necessary regulatory submissions resulting in approval of new drug applications for commercialization.

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

Timing to Approval

We estimate that it generally takes 10 to 15 years or possibly longer, to discover, develop and bring to market a new pharmaceutical product in the United States as outlined below:

Phase:	Objective:	Estimated Duration:

Discovery	Lead identification and target validation	2 to 4 years
Preclinical	Initial toxicology for preliminary identification of risks for humans; gather early pharmacokinetic data	1 to 2 years
Phase I	Evaluate safety in humans; study how the drug candidate works, metabolizes, and interacts with other drugs	1 to 2 years
Phase II	Establish effectiveness of the drug candidate and its optimal dosage; continue safety evaluation	2 to 4 years
Phase III	Confirm efficacy, dosage regime, and safety profile of the drug candidate; submit NDA	2 to 4 years
FDA approval	Approval by the FDA to sell and market the drug for the approved indication	6 months to 2 years

A drug candidate may fail at any point during this process. Animal and other non-clinical studies typically are conducted during each phase of human clinical trials.

However, our business model is primarily focused on the pre-clinical to Phase IIA interval.  This greatly reduces the time frame for the Company from in-license of a new, pre-clinical stage drug candidate to be developed to out-licensing to a pharmaceutical partner.  A successful Phase IIA drug typically is afforded significant value by investors in the public stock markets.

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

We currently do not have any significant facilities.  We lease a small office in Houston, Texas. Our facilities will be expanded as additional employees join Bio-Path.  Due to the anticipated use of the PDC for pre-clinical development of our sponsored drug candidates, Bio-Path does not foresee at this time the need to lease laboratory space.

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

Need for additional capital. Our business plan calls for us to raise an additional approximately $10,000,000 from the sale of our securities.  We have raised approximately $3,776,403.  We anticipate that we have sufficient capital to fund our operations for the next six (6) months.  We will be required to raise substantial additional financing at various intervals for development programs, including significant requirements for clinical trials, for operating expenses including intellectual property protection and enforcement, for pursuit of regulatory approvals and for establishing or contracting out manufacturing, marketing and sales functions.  We intend to seek additional funding from product-based collaborations, federal grants, technology licensing, and public or private financings, but there is no assurance that such additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the significant funding which is required to maintain and continue development programs at their current levels or at levels that may be required in the future.  We may be forced to accept funds on terms or pricing that is highly dilutive or otherwise onerous to other equity holders. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to further develop ourselves.

We have had a history of operating losses and we may never achieve profitability. If we continue to incur operating losses, we may be unable to continue our operations.      From inception on May 10, 2007 through December 31, 2009, we had a cumulative loss of $5,103,903. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

Successful development of any of our product candidates is highly uncertain.     Only a small minority of all research and development programs ultimately result in commercially successful drugs. Even if clinical trials demonstrate safety and effectiveness of any of our product candidates for a specific disease and the necessary regulatory approvals are obtained, the commercial success of any of our product candidates will depend upon their acceptance by patients, the medical community, and third-party payers and on our partners’ ability to successfully manufacture and commercialize our product candidates. If our products are not successfully commercialized, we will not be able to recover the significant investment we have made in developing such products and our business would be severely harmed.

As a result of the recent FDA approval of our application to commence Phase 1 clinical trials, we plan to commence Phase 1 clinical trials for our BP -100-1.01 in 2010. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for this product candidate.

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or yield unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidates.   We have recently received FDA approval to start Phase I clinical trials on our BP-100-1.01.  We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.  Many of clinical trials are conducted under the oversight of Independent Data Monitoring Committees (or IDMCs). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results.

We will need to reevaluate any drug candidate that does not test favorably and either conduct new trials, which are expensive and time consuming, or abandon the drug development program. Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials. The failure of clinical trials to demonstrate safety and effectiveness for the desired indication(s) could harm the development of our product candidate(s), and our business, financial condition, and results of operations may be materially harmed.

We may be unable to formulate or manufacture our product candidates in a way that is suitable for clinical or commercial use.   Changes in product formulations and manufacturing processes may be required as product candidates’ progress in clinical development and are ultimately commercialized. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of our product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates.

Reliance on collaboration agreements.   Our business strategy depends upon our ability to enter into collaborative relationships for the development and commercialization of products based on licensed compounds. We will face significant competition in seeking necessary and appropriate collaborators. Moreover, these arrangements are complex to negotiate and time-consuming to document.  We may not be successful in our efforts to establish or maintain our existing collaborative relationships, if any, or other alternative arrangements on commercially reasonable terms. We have not entered into any collaborative agreements and there can be no assurance that we will ever enter into such agreements.  If we are unable to enter into collaborative agreements, our business model must change and we will be required to raise even greater capital to fund the costs of services that we anticipate having provided by collaborators.  This will make an investment in Bio-Path an even greater risk to investors.

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

•
collaborators will have considerable discretion in electing whether to pursue the development of any additional drugs and may pursue technologies or products either on their own or in collaboration with our competitors that are similar to or competitive with our technologies or products that are the subject of the collaboration with Bio-Path; and

•
our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products.

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

Need for intellectual property protection.  We have entered into three license agreements with M. D. Anderson.  The patents underlying the licensed intellectual property and positions, and those of other biopharmaceutical companies, are generally uncertain and involve complex legal, scientific and factual questions.

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

Many of our competitors are substantially larger than we are and have greater capital resources, research and development staffs and facilities than we have. In addition, many of our competitors are more experienced in drug discovery, development and commercialization, obtaining regulatory approvals, and drug manufacturing and marketing.

We anticipate that the competition with our products and technologies will be based on a number of factors including product efficacy, safety, availability, and price. The timing of market introduction of our future products and competitive products will also affect competition among products. We expect the relative speed with which we can develop products, complete the initial Phase I and IIA clinical trials, establish a strategic partner and supply appropriate quantities of the products for late stage trials to be important competitive factors. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the period between technological conception and commercial sales or out-license to a pharmaceutical partner.

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

No sales, marketing and distribution capabilities. We currently have no sales, marketing, or distribution capabilities and do not intend to develop such capabilities in the foreseeable future. If we are unable to establish sales, marketing or distribution capabilities either by developing our own sales, marketing, and distribution organization or by entering into agreements with others, we may be unable to successfully sell any products that we are able to begin to commercialize. If we, and our strategic partners, are unable to effectively sell our products, our ability to generate revenues will be harmed. We may not be able to hire, in a timely manner, the qualified sales and marketing personnel for our needs, if at all. In addition, we may not be able to enter into any marketing or distribution agreements on acceptable terms, if at all. If we cannot establish sales, marketing and distribution capabilities as we intend, either by developing our own capabilities or entering into agreements with third parties, sales of future products, if any, will be harmed.

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

Risks Relating to Governmental Approvals

Extensive regulatory requirements.  The testing, manufacturing, labeling, advertising, promotion, exporting, and marketing of our products are subject to extensive regulation by governmental authorities in Europe, the United States and elsewhere throughout the world.

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

We have limited experience in designing, conducting, and managing the clinical testing necessary to obtain such regulatory approval. Satisfaction of these regulatory requirements, which includes satisfying the FDA and foreign regulatory authorities that the product is both safe and effective for its intended therapeutic uses, typically takes several years depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.  In addition to our internal resources, we will depend on regulatory consultants and our proposed Scientific Advisory Board for assistance in designing our preclinical studies and clinical trials and drafting documents for submission to the FDA. If we are not able to obtain regulatory consultants on commercially reasonable terms, we may not be able to conduct or complete clinical trials or commercialize our product candidates.  We intend to establish relationships with multiple regulatory consultants for our existing clinical trials, although there is no guarantee that the consultants will be available for future clinical trials on terms acceptable to us.

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

Clinical trials.  In order to obtain regulatory approvals for the commercial sale of our products, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates.  We have recently received FDA approval to start Phase I clinical trials for our BP-100-1.01.  We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to  move on to Phase II or Phase III clinical trials or commence and complete any other clinical trials for any other products.

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

Changes in laws and regulations affecting the healthcare industry could adversely affect our business.   All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable federal and state laws and agency regulations could have a material adverse effect on our business. These include:

•	changes in the FDA and foreign regulatory processes for new therapeutics that may delay or prevent the approval of any of our current or future product candidates;

•
new laws, regulations, or judicial decisions related to healthcare availability or the payment for healthcare products and services, including prescription drugs, that would make it more difficult for us to market and sell products once they are approved by the FDA or foreign regulatory agencies;

•
changes in FDA and foreign regulations that may require additional safety monitoring prior to or after the introduction of new products to market, which could materially increase our costs of doing business; and

•	changes in FDA and foreign current Good Manufacturing Practice, or cGMPs, that make it more difficult for us to manufacture our marketed product and clinical candidates in accordance with cGMPs.

Regulatory and legal uncertainties could result in significant costs or otherwise harm our business. In order to manufacture and sell our products, we must comply with extensive international and domestic regulations. In order to sell its products in the United States, approval from the FDA is required. The FDA approval process is expensive and time-consuming. We cannot predict whether our products will be approved by the FDA. Even if they are approved, we cannot predict the time frame for approval.  Foreign regulatory requirements differ from jurisdiction to jurisdiction and may, in some cases, be more stringent or difficult to obtain than FDA approval. As with the FDA, we cannot predict if or when we may obtain these regulatory approvals. If we cannot demonstrate that our products can be used safely and successfully in a broad segment of the patient population on a long-term basis, our products would likely be denied approval by the FDA and the regulatory agencies of foreign governments.

Our Product candidates are based on new technology and, consequently, are inherently risky.  Concerns about the safety and efficacy of our products could limit our future success. We are subject to the risks of failure inherent in the development of product candidates based on new technologies. These risks include the possibility that the products we create will not be effective, that our product candidates will be unsafe or otherwise fail to receive the necessary regulatory approvals or that our product candidates will be hard to manufacture on a large scale or will be uneconomical to market.

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

Any inability to protect intellectual property rights in the United States and foreign countries could limit our ability to manufacture or sell products.  We will rely on trade secrets, unpatented proprietary know-how, and continuing technological innovation and, in some cases, patent protection to preserve a competitive position. Our patents and licensed patent rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third party patents could reduce the coverage of the patent’s license, or that may be licensed to or owned by us.

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

If the trading price of our common stock continues to fluctuate in a wide range, our shareholders will suffer considerable uncertainty with respect to an investment in our common stock. The trading price of our common stock has been volatile and may continue to be volatile in the future.  Factors such as announcements of fluctuations in our or our competitors’ operating results or clinical or scientific results, fluctuations in the trading prices or business prospects of our competitors and collaborators, changes in our prospects, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future trading prices of our common stock and our convertible senior notes.  In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected.  This is due to several factors, including general market conditions, the announcement of the results of our clinical trials or product development and the results of our efforts to obtain regulators approval of our products.  In particular, between February 15, 2008 and December 31, 2009, the closing sales price of our common stock fluctuated from a low of $0.27 per share to a high of $6.00 per share.  While we cannot predict our future performance, if our stock price continues to fluctuate in a wide range, an investment in our common stock may result in considerable uncertainty for an investor.

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

Limitation on director liability. As permitted by Utah law, our Articles of Incorporation limit the liability of directors to the Company or its shareholders for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of such Articles of Incorporation and Utah law, our shareholders may have limited rights to recover against directors for breach of fiduciary duty.

ITEM 2.  PROPERTIES

We currently do not have any significant facilities.  We lease two small offices in Ogden, Utah and Houston, Texas. The offices will be expanded as additional employees join Bio-Path.  Due to the anticipated use of the PDC or another laboratory company for pre-clinical development of our sponsored drug candidates, Bio-Path does not foresee at this time the need to lease laboratory space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders for a vote during the last quarter of the year ended December 31, 2009.

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

	High Bid	Low Bid
Fiscal Year Ended December 31, 2008

First Fiscal Quarter	$ .90	$ .61
Second Fiscal Quarter	$ .90	$ .35
Third Fiscal Quarter	$ .50	$ .35
Fourth Fiscal Quarter	$1.65	$1.40

	High Bid	Low Bid
Fiscal Year Ended December 31, 2009

First Fiscal Quarter	$ .90	$ .61
Second Fiscal Quarter	$ .90	$ .35
Third Fiscal Quarter	$ .87	$ .50
Fourth Fiscal Quarter	$ .87	$ .50

Fiscal Year Ended December 31, 2010

First Fiscal Quarter	$ .71	$ .27
(Through March 22, 2010)

Shares Issued in Unregistered Transactions

During the fiscal year ended December 31, 2009 and carrying over to January 2010 we sold 3,360,000 shares of our common stock in unregistered transactions.  All of the shares of common stock issued were issued in non registered transactions in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued were as follows:

Placement Agent	336,000
Private Placement investors	3,360,000

Total	3,696,000

Although these shares were sold in 2009, only 726,000 of these shares were actually issued by our transferred agent in 2009.  The balance of shares was physically issued in 2010. For purpose of the MDA contained herein, all of such shares were deemed to be issued in 2009 because such shares were in fact sold in 2009.  However, the December 31, 2009 amounts for issued and outstanding shares in the financial statements contained in Item 8 do not include 2,700,000 unissued common shares represented by proceeds received prior to December 31, 2009 amounting to $675,000.  These proceeds are recorded as additional paid-in capital for shares to be issued on the Balance Sheet as of December 31, 2009.

Holders

As of March 22, 2010 there were 46,509,602 shares of common stock outstanding and approximately 232 shareholders of record.

Dividends

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Equity Compensation Plan Information

Plan Category	Number of Shares of common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Weighted-average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders (1)	3,765,000	$1.22	8.6 yrs.	3,235,000
Equity compensation plans not approved by shareholders	---	---	---	---

(1)           Reflects number of shares of common stock to be issued upon exercise of outstanding options and warrants under all of our equity compensation plans, including our 2007 Stock Incentive Plan.  No shares of common stock are available for future issuance under any of our equity compensation plans, except the 2007 Stock Incentive Plan. The outstanding options and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.  Remaining average term to expiration of options outstanding is as of March 22, 2010.

Limitation on Directors’ Liability, Charter Provisions and Other Matters

Utah law authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors’ fiduciary duty of care.  The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them.  Absent the limitations authorized by Utah law, directors are accountable to corporations and their shareholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care.  Utah law enables corporations to limit available relief to equitable remedies such as injunction or rescission.  Our Articles of Incorporation limits the liability of our directors to us or to our shareholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Utah law.

The inclusion of this provision in our Articles of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter shareholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited the Company and its shareholders.

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

Transfer Agent and Registrar

Our transfer agent is Fidelity Transfer Company, 8915 South 700 East, Suite 102, Sandy, Utah 84070; telephone (801) 562-1300.

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

Bio-Path Subsidiary was formed to finance and facilitate the development of novel cancer therapeutics.  Our initial plan was to acquire licenses for drug technologies from The University of Texas M. D. Anderson Cancer Center (“M. D. Anderson”), to fund clinical and other trials for such technologies and to commercialize such technologies. Bio-Path has negotiated and executed three exclusive licenses (“License Agreements”) for three lead products and nucleic acid delivery technology. These licenses specifically provide drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and small molecules for treatment of cancer.  Bio-Path’s business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into authentic therapeutic drugs candidates.  Its strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of M. D. Anderson, to advance these candidates into initial human efficacy trials (Phase IIa), and out-license each successful potential drug to a pharmaceutical company.

Plan of Operation

See Item 1 of this Form 10-K.

Results of Operations for Year Ended December 31, 2009.

Except as discussed below, a discussion of our past financial results is not pertinent to the business plan of the Company on a going forward basis, due to the change in our business which occurred upon consummation of the Merger on February 14,  2008.

Results of Operations for the twelve months ended December 31, 2009 and December 31, 2008.

We have no operating revenues since our inception.  Our operating expenses for the twelve months ended December 31, 2009 were $1,973,122 and included general and administrative expenses of $721,029, fair value expense of stock options and warrants of $ 588,857 and amortization expense of $182,981 for our technology licenses.  We expended $480,255 on research and development costs during the year ended December 31, 2009.

Our operating expenses for the year ended December 31, 2008 were $2,893,828 and included general and administrative expenses of $587,163, fair value expense of stock options, warrants and stock issued for services of $1,801,239 and amortization expense of $171,954 for our technology licenses.  We expended $333,472 on research and development costs during the year ended December 31, 2008.

We had interest income of $3,384 for the twelve months ended December 31, 2009 compared to interest income of $41,061 for the year ended December 31, 2008. Our interest income was derived from cash and cash equivalents net of bank fees.

Our net loss was $1,969,738 for the twelve months ended December 31, 2009 compared to a net loss of $2,852,767 for the year ended December 31, 2008.  Net loss per share, both basic and diluted was $.05 for the twelve months ended December 31, 2009 and $.07 for the twelve months ended December 31, 2008.

Liquidity and Capital Resources as of December 31, 2009

At December 31, 2009, we had cash of $567,249 compared to $1,507,071 at December 31, 2008.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used during the year ended December 31, 2009 was $939,822 compared to a surplus of $287,713 for the year ended December 31, 2008.  Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by our cash assets.

In the year ended December 31, 2008, we paid $150,000 for the cash portion of the purchase price of the licenses we acquired from M. D. Anderson.  In 2009 we paid or incurred $110,000 in license fees to M. D. Anderson.

Currently all of our cash is, and has been, generated from financing activities.   Net cash provided by financing activities in 2009 was $737,624 compared to $1,368,313 for 2008.  Since inception we have net cash from financing activities of $3,776,403. As discussed in our Plan of Operation above, we believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through the second quarter of 2010.  We believe that we will need to raise approximately $2,500,000 in net proceeds to fund our operations in 2010 and approximately $10,000,000 in net proceeds to completely implement our current business plan.  We do need to raise additional capital during 2010, in order to fund our operations in 2010 and 2011.  There can be no assurance that we will be able to raise cash when it is needed to fund our operations.

Future capital needs

We anticipate that the total cost of additional needed funds for Phase I Clinical trials of our BP-100-1.01 will range from $1,500,000 to $2,000,000.  We anticipate that we must raise additional funds for substantially that entire amount.  Inasmuch as we have received no income from operations, we are required to depend upon the sale of our securities as our principal sources of cash for the foreseeable future.  There can be no assurance that we will be able to continue to raise cash through the sale of our securities in the future.  The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete the clinical trials that are required in order for us to obtain FDA and foreign regulatory approval of products, depend upon the amount of money we have.  We have attempted to reduce overhead expenses due to the limited amount of funds available.  Future research and clinical study costs are not presently determinable due to many factors, including the inherent uncertainty of these costs and the uncertainty as to timing, source, and amount of capital that will become available for these projects. We intend to attempt to raise additional capital in the second and/or third quarter of 2010.

Other Events

In April of 2008 we granted stock options for services to be performed  over the next three years, to purchase in the aggregate 1,165,000 shares of our common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  In April of 2008 we awarded warrants for services to purchase in the aggregate 85,620 shares of our common stock.  The exercise price is $0.90 a share.  In April of 2008, we issued 200,000 shares of our common stock to a firm in connection with introducing Bio-Path, Inc. to its merger partner Ogden Golf. In October, 2008 we granted a total of 2,500,000 employee stock options to our two corporate officers, Peter Nielsen and Douglas Morris.

As of March 22, 2010, a total of 1,985,937of these options are now vested, and the remaining 1,779,063 vest over an average of a eight year period with a weighted average price of $1.22.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

Bio-Path has recently entered into three Patent and Technology License Agreements (the “Licenses”) with M. D. Anderson relating to its technology.  (See” Business of Bio-Path”)

In September 2008, Bio-Path entered into a Supply Agreement with Althea Technologies, Inc. for the supply of drug product for the Company’s upcoming clinical trial of the drug BP-100-1.01 in human patients.

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

Concentration of Credit Risk -- Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash.  The Company maintains its cash balances with one major commercial bank, J. P. Morgan Chase Bank.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  As a result, $317,249 of the Company’s cash balances is not covered by the FDIC.

Intangible Assets/Impairment of Long-Lived Assets.  As of December 31, 2009, Other Assets totals $2,431,680 for the Company’s three technology licenses, comprised of $2,814,166 in value acquiring the Company’s technology licenses and its intellectual property, less accumulated amortization of $382,486.  The technology value consists of $460,000 in cash paid or accrued to be paid to M. D. Anderson, plus 3,138,889 shares of common stock granted to M. D. Anderson valued at $2,354,166.  This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology licenses became effective.  As of December 31, 2009 accrued payments to be made to M. D. Anderson totaled $125,000, and such payments are expected to be made in 2010. The Company accounts for the impairment and disposition of its long-lived assets in accordance with generally accepted accounting principles (GAAP).  Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable.  The Company estimates that approximately $190,000 will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022.

Research and Development. Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP.  For the year 2009, the Company had $480,255 of costs classified as research and development expense.  Of this amount, approximately $280,000 is comprised of raw materials and costs for the Company’s raw material suppliers and contract drug manufacturer to perform unplanned additional engineering test runs of the Company’s lead drug product in advance of manufacturing a current Good Manufacturing Practice (cGMP) clinical batch of this drug for use in an upcoming Phase I Clinical Trial.

Stock-Based Compensation -- The Company has accounted for stock-based compensation under the provisions of  GAAP, which requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

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

Total stock option expense for the year 2008 being reported on totaled $1,465,189. There were no stock option awards granted in 2009.  Total stock option expense for the year 2009 being reported on totaled $588,857.

Warrant Grants. In April of 2008 the Company awarded warrants for services to purchase in the aggregate 85,620 shares of the Company’s common stock.  The exercise price is $0.90 a share.  The warrants were one hundred percent (100%) vested upon issuance and were expensed upfront as warrants for services.  The fair value of the warrants expensed was determined using the same methodology as described above for stock options.  The total value of the warrants granted was determined using this methodology to be $36,050, the total amount of which was expensed in the second quarter 2008.

Net Loss Per Share.  In accordance with GAAP, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Although there were warrants and stock options outstanding during 2008, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists.  Consequently, diluted net loss per share is not presented in the financial statements for the year 2009. The calculation of Basic and Diluted earnings per share for 2009 did not include 1,985,937 shares and 745,620 shares issuable pursuant to the exercise of vested common stock and vested warrants, respectively, as of December 31, 2009 as the effect would be anti-dilutive. The calculation of Basic and Diluted earnings per share for 2008 did not include 1,250,000 shares and 85,620 shares issuable pursuant to the exercise of vested common stock and vested warrants, respectively, as of December 31, 2008 as the effect would be anti-dilutive.

Comprehensive Income -- Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders.  At December 31, 2009, the Company has no reportable differences between net loss and comprehensive loss.

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

Recent Accounting Pronouncements:

In June 2009, the FASB issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement 166, Accounting for Transfers of Financial Assets). FASB ASC 860-10-05 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of FASB ASC 860-10-05 on its financial position and results of operations.

In June 2009, the FASB issued FASB ASC 810-10-25 (Prior authoritative literature: FASB Statement 167-Amendment to FIN 46(R), Consolidation of Variable Entities). FASB ASC 810-10-25 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. FASB ASC 810-10-25 contains certain guidance for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FASB ASC 810-10-25 will be effective as of the beginning of the Company’s 2010 fiscal year. The Company is currently evaluating the impact of the adoption of FASB ASC 810-10-25.

In October 2009, the FASB issued ASU No. 200-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25.  The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance.  The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance.  This guidance expands the disclosures required for multiple-element revenue arrangements.  Effective for interim and annual reporting periods beginning after December 15, 2009.  The Company is currently evaluating the potential impact, if any, of this guidance on its financial statements.

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

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 14, 2008, Bio-Path Holdings, Inc. (fka Ogden Golf Co. Corporation) acquired Bio-Path, Inc in a merger transaction.  Such transaction is further described in a Form 8-K filed on February 19, 2008.  Subsequent to the merger transaction, the Board of Directors of Bio-Path Holdings, Inc. (the “Registrant”) determined that it was in the best interests of the Registrant to appoint the accounting firm of Bio-Path, Inc., as the independent registered public accounting firm of the Registrant in place of the Registrant’s previous accounting firm. Disclosure regarding such change of accounting firm was contained in our Form 10-K for the year ended December 31, 2008.  No additional disclosure regarding such change of accounting firm is included in this Form 10-K pursuant to Instructions to Regulation S-K Section 304:1.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Our management, including our principal executive officer, our principal operations officer, and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-K annual report.  Following this review and evaluation ,  management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive officer, our principal operations officer, and our principal financial officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2009.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2009.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  The scope of management’s assessment of the effectiveness of internal control over financial reporting includes our consolidated subsidiary.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The current directors and officers of Bio-Path Holdings, Inc. who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position - Committee

Peter Nielsen	60	Chief Executive Officer/President/Chief Financial Officer/Treasurer/ Chairman of the Board and Director

Douglas P. Morris	54	Vice President of Corporate Development/ Secretary/Director
Dr. Thomas Garrison	51	Director

Gillian Ivers-Read	56	Director

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

Douglas P. Morris is a co-founder of Bio-Path serving as its Vice President of Corporate Development, Secretary and a Director. Since 1993, Mr. Morris has been an officer and director of Celtic Investment, Inc., a financial services company. Celtic Investment owns Celtic Bank, an FDIC insured industrial loan company chartered under the laws of the State of Utah. Since 1990, Mr. Morris owns and operates Hyacinth Resources, LLC (“Hyacinth”).  Hyacinth is a privately held business consulting firm. Hyacinth consults with privately held and publicly held corporations relating to management, merger and acquisitions, debt and equity financing, capital market access, and market support for publicly traded securities. Hyacinth also holds investments purchased by Mr. Morris.  In 2007, Mr. Morris formed Sycamore Ventures, LLC, a privately-held consulting firm.  Mr. Morris has a BA from Brigham Young University and a Masters in Public Administration from the University of Southern California.

Dr. Thomas Garrison is a practicing medical doctor with over twenty years experience in the clinical medical field with extensive administration responsibilities.  He is residency trained and board certified in emergency medicine. He has extensive experience in high-acuity, high-volume emergency departments with large trauma referral bases.  He has co-authored several textbooks on emergency medicine.  In addition to his professional medical career, he has been involved in a number of successful entrepreneurial pursuits.  He is currently involved as the Medical Director of Sono Bello Body Contour Centers and has ownership in several of the centers.  Sono Bello is a nationally growing Company, specializing in minimally invasive liposuction and non-invasive body contouring.  He is responsible for medical oversight, written policies, regulatory input, equipment selection, pharmaceuticals, training and other medically relevant issues.

He was formally involved with Advanced Laser Clinics, Inc., serving as Corporate Medical Director. He received his Doctor of Medicine, Uniformed Services University of the Health Sciences, Bethesda, Maryland in 1982, and his Bachelor of Science; Chemistry Major, Engineering Minor from the University of Utah in 1978.

Gillian Ivers-Read.   Ms. Ivers-Read is currently head of Techinical Operations at Clovis Oncology, a recently formed bio-technology company. Since, April 2002, Ms. Ivers-Read had been Executive Vice President, Development Operations of Pharmion Corp., a publicly held biotech company.  From 1996 to 2001, Ms. Ivers-Read held various regulatory positions with Hoechst Marion Roussel and its successor Aventis Pharmaceuticals, Inc., where she most recently held the position of Vice President, Global Regulatory Affairs. From 1994 to 1996, Ms. Ivers-Read was Vice President, Development and Regulatory Affairs for Argus Pharmaceuticals and from 1984 to 1994 she served as a regulatory affairs director for Marion Merrell Dow.

Committees of the Board of Directors

We currently have a compensation committee of the Board of Directors consisting of Ms. Gillian Ivers-Read and Douglas P. Morris.  We anticipate as our Board of Directors increases in size, we will appoint an audit committee and a nominating and corporate governance committee.

Key Consultants

Bradley G. Somer, MD.  Dr. Somer is employed by ACORN CRO, a full service, oncology-focused clinical research organization (CRO), under the agreement with ACORN, Dr. Somer will serve as Bio-Path’s Medical Officer and medical liaison for the conduct of the Company’s upcoming Phase I clinical study of liposomal BP-100-1.01 in refractory or relapsed Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Acute Lymphoblastic Leukemia (ALL) and Myelodysplastic Syndrome (MDS).

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

Ana Tari, Ph.D.  Dr. Tari is an Associate Professor at the University of Florida at Gainsville.  Dr. Tari was the lead researcher who has developed Bio-Path’s lead cancer drug BP-100-1.01.

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

Communications with Board Members

We have not adopted a formal process by which shareholders may communicate with the Board of Directors.

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

Elements of compensation for our executives generally include:

•	base salary (typically subject to upward adjustment annually based on individual performance);
•	stock option awards;
•	health, disability and life insurance.

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

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock Option ($)	Total ($)
Peter Nielsen, CEO, President,	2009	$250,000	-0-	-0-	$250,000
Chairman	2008	$250,000	-0-	$1,491,000*	$1,741,000
	2007	$133,333	$20,000	-0-	$153,333
Douglas P. Morris, VP Corporate Development/Director	2009	$120,000	-0-	-0-	$120,000
Corporate Development Director	2008	$120,000	-0-	$994,000*	$1,114,000
	2007	$ 80,000	-0-	-0-	$ 80,000

*In 2008, we granted Mr. Nielsen options to purchase 1,500,000 shares of our common stock at $1.40 per share, the fair market value on the date of grant.  In 2008 we granted Mr. Morris options to purchase 1,000,000 shares of our common stock at $1.40 per share, the fair market value on the date of grant.  Each of these grants of options were ½ vested at the time of grant with the remaining ½ vesting monthly over a three year period.  This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules.

Stock Option Grants and Exercises During the Fiscal Years Ended December 31, 2009 and 2008

The following table sets forth information concerning stock option grants made during the fiscal year ended December 31, 2009 and 2008, to our executive officers named in the “Summary Compensation Table” above. The fair value information in the far right column is for illustration purposes only and is not intended to predict the future price of our Common Stock. The actual future value of the stock options will depend on the market value of the Common Stock.

GRANTS OF PLAN-BASED AWARDS

All Other
Options
		Awards:	Exercise
		Number of	or Base	Grant Date
		Securities	Price of	Fair Value
	Grant	Underlying	Option	of Option
Name	Date	Options (#)	Awards (1)	Awards

Peter Nielsen	10/7/08	1,500,000	$1.40	$ .99
Douglas Morris	10/7/08	1,000,000	$1.40	$ .99

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

The following table sets forth certain information with respect to outstanding stock option and warrant awards of the named executive officers for the fiscal year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

Option/Warrant Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date)
Peter Nielsen	1,500,000	0	-	$1.40	Oct 2018
Douglas P. Morris	1,000,000	0	-	$1.40	Oct 2018

(1)	Except as indicated, the options granted vest and become exercisable in monthly installments over a three year period, commencing on the date of grant.

Option Exercises

No officer or director exercised any option during the fiscal year ended December 31, 2009.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our common stock beneficially owned at March 22, 2010 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding Units of its common stock.

Shareholder	Shares Owned	Percentage

Peter Nielsen (1) (2)	6,289,433	13.20%
Douglas P. Morris (1) (3)	2,383,911	5.04%
Dr. Tom Garrison (1) (4)	3,421,767	7.24%
Gillian Ivers-Read (1) (5)	52,083	*
M. D. Anderson	6,930,025	12.03%
Tom Fry (6)	5,593,334	13.20%
All officers and directors as a group (7)	12,147,194	24.68%

Total	46,509,602	100.00%

*Less than 1%

(1)           These are the officers and directors of Bio-Path.

(2)           Includes 5,164,433 shares owned of record and 1,125,000 shares issuable upon the exercise  of options that are currently exercisable or will be exercisable within 60 days Mr. Nielsen’s additional options vest monthly over the next 24 months. If such option were to fully vest, he would have the right to purchase a total of 1,500,000 shares at $1.40 per share.

(3)           Includes 1,633,911 shares owned of record and 750,000 shares issuable upon the exercise of options that are currently exercisable or will be exercisable within 60 days.  Mr. Morris’s additional options vest monthly over the next 24 months. If such option were to fully vest, he would have the right to purchase a total of 1,000,000 shares at $1.40 per share.

(4)           Includes 2,646,767 shares owned of record and 25,000 shares issuable upon the exercise of options that are currently exercisable and 750,000 shares issuable upon the exercise of currently exercisable warrants at a price of $1.50 per share. Dr. Garrison’s owns additional options which vest monthly over the next 36 months.

(5)           Ms. Ivers-Read has vested a total of 52,083 options, exercisable at $.90 per share. Ms. Ivers-Read has a total, if fully vested, to purchase an additional 397,917 shares of common stock at a price of $0.90 per share.  These options vest over a period of 36 months.

(6)           Includes 2,649,3555 shares owned of record by Amy fry, the spouse of Tom fry and 2,943,729 shares owned of record by Brick & Mortar, LLC, an affiliate of Tom Fry.

(7)           Includes 9,445,111 shares of record and 2,702,083 shares issuable upon the exercise of currently vested options and warrants.

Stock Options

In April of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 1,165,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of seventy two percent (72%), which was calculated based upon an average of volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted through December 31, 2009 was determined using this methodology is $761,590, which will be expensed over the next six years based on the stock option vesting schedule.

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

Equity Compensation Plan Information

We have no Equity Compensation Plans except for our Stock Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During 2009, director Thomas Garrison purchased 750,000 shares of Bio-Path’s common stock for a total of $187,500.  These shares were purchased in connection with a private offering and were on the same terms and conditions applicable to all other purchasers.  Each purchaser was issued one warrant for each share purchased and accordingly, Dr. Garrison was issued Warrants to purchase 750,000 shares. The exercise price of such warrants is $1.50 per share and are exercisable until November 30, 2011.

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

ITEM 14.  Principal Accounting Fees and Services

Our entire Board currently serves as our audit committee. The Audit Committee has adopted policies and procedures to oversee the external audit process including engagement letters, estimated fees and solely pre-approving all permitted non-audit work performed by Mantyla McReynolds, LLC. The Committee has pre-approved all fees for work performed.

The Audit Committee has considered whether the services provided by Mantyla McReynolds as disclosed below in the captions “Audit-Related Fee”, “Tax Fees” and “All Other Fees” and has concluded that such services are compatible with the independence of Mantyla McReynolds as the Company’s principal accountants.

For the fiscal years 2009 and 2008, the Audit Committee pre-approved all services described below   in the captions “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees”. For fiscal year 2009 and 2008, no hours expended on Mantyla McReynolds’ engagement to audit the Company’s financial statements were attributed to work performed by persons other than full-time, permanent employees of Mantyla McReynolds.

The aggregate fees billed for professional services by Mantyla McReynolds in fiscal year 2009 and 2008:

Type of Fees	2008	2009
Audit Fees	$49,940	$43,950
Audit-Related Fees	-	-
Tax Fees	887	4,746
All Other Fees
Total	$50,827	$48,696

ITEM 15.                     EXHIBITS

A.	Exhibits

Exhibit Number	Exhibit
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

BIO-PATH HOLDINGS, INC.

Dated: March 30, 2010	By: /s/ Peter Nielsen
Peter Nielsen
President
Chief Executive Officer
Chief Accounting Officer/Principal Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Title	Signature

March 30, 2010	Chief Executive Officer/Principal Financial Officer/President/ Director	/s/ Peter Nielsen
	Director	Peter Nielsen

March 30, 2010	Secretary and	/s/ Douglas P. Morris
	Director	Douglas P. Morris

March 30, 2010	Director	/s/ Dr. Thomas Garrison
Dr. Thomas Garrison

March 30, 2010	Director
Dr. Gillian Ivers-Read

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bio-Path Holdings, Inc.

We have audited the accompanying balance sheets of Bio-Path Holdings, Inc. [a development stage company] as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and stockholders' equity, for the years ended December 31, 2009 and 2008, and the period from inception to December 31, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Path Holdings, Inc., as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, and the period from inception to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds LLC
Mantyla McReynolds LLC
Salt Lake City, Utah
March 30, 2010

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	December 31,
	2009	2008
ASSETS
Current assets
Cash	$567,249	$1,507,071
Drug product for testing	608,440	292,800
Other current assets	74,297	82,772
Total current assets	1,249,986	1,882,643

Other assets
Technology licenses	2,814,166	2,704,167
Less Accumulated Amortization	(382,486)	(199,505)
	2,431,680	2,504,662
TOTAL ASSETS	$3,681,666	$4,387,305

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	6,453	185,843
Accrued expenses	133,450	16,442
Accrued license payments	125,000	125,000
Total current liabilities	264,903	327,285
Long term debt	-	-
TOTAL LIABILITIES	264,903	327,285

Shareholders' Equity
Preferred Stock, $.001 par value	-	-
10,000,000 shares authorized, no shares issued and outstanding
Common Stock, $.001 par value, 200,000,000 shares authorized	42,649	41,923
42,649,602 and 41,923,602 shares issued and outstanding
as of 12/31/09 and 12/31/08, respectively
Additional paid in capital	7,803,016	7,152,261
Additional paid in capital for shares to be issued *	675,000
Accumulated deficit during development stage	(5,103,902)	(3,134,164)

Total shareholders' equity	3,416,763	4,060,020

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,681,666	$4,387,305

* Represents 2,700,000 shares of common stock

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD
FROM INCEPTION (MAY 10, 2007) THROUGH DECEMBER 31, 2009

			From inception
			05/10/07 to
	2009	2008	12/31/09

Revenue	$-	$-	$-

Operating expense

Research and development	480,255	333,472	821,901
General & administrative	721,029	587,163	1,579,473
Stock issued for services	-	300,000	300,000
Stock options & warrants	588,857	1,501,239	2,090,096
Amortization	182,981	171,954	382,486

Total operating expense	1,973,122	2,893,828	5,173,956

Net operating loss	$(1,973,122)	$(2,893,828)	$(5,173,956)

Other income
Interest income	3,384	41,061	70,054
Total Other Income	3,384	41,061	70,054

Net Loss	$(1,969,738)	$(2,852,767)	$(5,103,902)

Loss per share

Net loss per share, basic and diluted	$(0.05)	$(0.07)	$(0.14)

Basic and diluted weighted average number of common shares outstanding	42,347,102	41,162,099	37,352,654

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD
FROM INCEPTION (MAY 10, 2007) THROUGH DECEMBER 31, 2009

			From inception
			05/10/2007 to
	2009	2008	12/31/2009

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,969,738)	$(2,852,767)	$(5,103,902)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	182,981	171,954	382,486
Common stock issued for services		300,000	300,000
Stock options and warrants	588,857	1,501,239	2,090,096
(Increase) decrease in assets
Restricted escrow cash		208,144
Drug product for testing	(315,640)	(292,800)	(608,440)
Other current assets	8,475	(55,338)	(74,298)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(62,381)	297,112	264,904
Escrow cash payable		(208,144)
Net cash used in operating activities	(1,567,446)	(930,600)	(2,749,154)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of exclusive license	(110,000)	(150,000)	(460,000)
Net cash used in investing activities	(110,000)	(150,000)	(460,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	737,624	1,368,313	3,356,403
Net cash from financing activities	737,624	1,368,313	3,776,403

NET INCREASE/(DECREASE) IN CASH	(939,822)	287,713	567,249
Cash, beginning of period	1,507,071	1,219,358	-
Cash, end of period	$567,249	$1,507,071	$567,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash financing activities
Common stock issued upon conversion of convertible notes			$420,000
Common stock issued to Placement Agent		$78,970	$294,845
Common stock issued to M.D. Anderson for technology license			$2,354,167

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
					Additional
				Additional	Paid in Capital
		Common Stock		Paid in	Shares to be	Accumulated
Date	Description	Shares	Amount	Capital	Issued	Deficit	Total
May-07	Common stock issued for cash	6,480,994	$6,481	$-	$-	$-	$6,481
Jun-07	Common stock issued for cash	25,000	25				25
	2nd Quarter fund raising expense			(26,773)			(26,773)
	Net loss 2nd Quarter 2007					(56,210)	(56,210)
Balances at June 30, 2007		6,505,994	$6,506	$(26,773)	$-	$(56,210)	$(76,477)
Aug-07	Common stock issued for cash in seed round	3,975,000	3,975	989,775			993,750
Aug-07	Common stock issued for cash in second round	1,333,334	1,333	998,667			1,000,000
Aug-07	Common stock issued to Placement Agent for services	530,833	531	198,844			199,375
	3rd Quarter fund raising expense			(441,887)			(441,887)
	Net loss 3rd Quarter 2007					(81,986)	(81,986)
Balances at September 30, 2007		12,345,161	$12,345	$1,718,626	$-	$(138,196)	$1,592,775
Nov-07	Common stock issued MD Anderson for License	3,138,889	3,139	2,351,028			2,354,167
	4th Quarter fund raising expense			(60,506)			(60,506)
	Net loss 4th Quarter 2007					(143,201)	(143,201)
Balances at December 31, 2007		15,484,050	$15,484	$4,009,148	$-	$(281,397)	$3,743,235
Feb-08	Common stock issued for cash in 3rd round	1,579,400	1,579	1,577,821			1,579,400
Feb-08	Common stock issued to Placement Agent	78,970	79	78,891			78,970
Feb-08	Common stock issued for services	80,000	80	79,920			80,000
Feb-08	Merger with 2.20779528 : 1 exchange ratio	20,801,158	20,801	(20,801)			-
Feb-08	Add merger partner Odgen Golf shareholders	3,600,000	3,600	(3,600)			-
	1st Quarter fund raising expense			(251,902)			(251,902)
	Net loss 1st Quarter 2008					(226,206)	(226,206)
Balances at March 31, 2008		41,623,578	$41,623	$5,469,477	$-	$(507,603)	$5,003,497
Apr-08	Common stock issued to PCS, Inc. in connection with merger	200,000	200	179,800			180,000
Apr-08	Stock option awards			42,216			42,216
Apr-08	Warrants issued for services			36,050			36,050
Apr-08	Share rounding	24					-
	2nd Quarter fund raising expense			(6,243)			(6,243)
	Net loss 2nd Quarter 2008					(496,256)	(496,256)
Balances at June 30, 2008		41,823,602	$41,823	$5,721,300	$-	$(1,003,859)	$4,759,264
	Stock option vesting			30,770			30,770
	3rd Quarter fund raising expense			(12,886)			(12,886)
	Net loss 3rd Quarter 2008					(239,049)	(239,049)
Balances at September 30, 2008		41,823,602	$41,823	$5,739,184	$-	$(1,242,908)	$4,538,099
	Common stock issued for services	100,000	100	39,900			40,000
	Stock option vesting			1,392,202			1,392,202
	4th Quarter fund raising expense			(19,025)			(19,025)
	Net loss 4th Quarter 2008					(1,891,256)	(1,891,256)
Balances at December 31, 2008		41,923,602	$41,923	$7,152,261	$-	$(3,134,164)	$4,060,020
	Stock option vesting			148,727			148,727
	1st Quarter fund raising expense			(4,069)			(4,069)
	Net loss 1st Quarter 2009					(596,694)	(596,694)
Balances at March 31, 2009		41,923,602	$41,923	$7,296,919	$-	$(3,730,858)	$3,607,984
Jun-09	Common stock and warrants for cash 4th round	660,000	660	164,340			165,000
Jun-09	Common stock issued to Placement Agent	66,000	66	16,434			16,500
	Stock option vesting			150,156			150,156
	2nd Quarter fund raising expense			(34,841)			(34,841)
	Net loss 2nd Quarter 2009					(533,049)	(533,049)
Balances at June 30, 2009		42,649,602	$42,649	$7,593,008	$-	$(4,263,907)	$3,371,750
	Stock option vesting			147,685			147,685
	3rd Quarter fund raising expense			(4,891)			(4,891)
	Net loss 3rd Quarter 2009					(407,200)	(407,200)
Balances at September 30, 2009		42,649,602	$42,649	$7,735,802	$-	$(4,671,107)	$3,107,344
	Common stock sold shares to be issued				675,000		675,000
	Stock option vesting			142,288			142,288
	4th Quarter fund raising expense			(75,074)			(75,074)
	Net loss 4th Quarter 2009					(432,795)	(432,795)
Balances at December 31, 2009		42,649,602	$42,649	$7,803,016	$675,000	$(5,103,902)	$3,416,763

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Bio-Path Holdings, Inc.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2009

1.           Organization and Business
Bio-Path Holdings, Inc. (“Bio-Path” or the “Company”) is a development stage company founded with technology from The University of Texas, M. D. Anderson Cancer Center (“M. D. Anderson”) dedicated to developing novel cancer drugs under an exclusive license arrangement.  The Company has drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and small molecules for treatment of cancer.  Bio-Path recently licensed new liposome tumor targeting technology, which has the potential to be applied to augment the Company’s current delivery technology to improve further the effectiveness of its antisense and siRNA drugs under development as well as future liposome-based delivery technology drugs in the future.  In addition to its existing technology under license, the Company expects to have a close working relationship with key members of the M. D. Anderson’s staff, which should provide Bio-Path with a strong pipeline of promising drug candidates in the future.  Bio-Path expects the program with M. D. Anderson to enable the Company to broaden its technology to include cancer drugs other than antisense and siRNA.

Bio-Path believes that its core technology, if successful, will enable it to be at the center of emerging genetic and molecular target-based therapeutics that require systemic delivery of DNA and RNA-like material.  The Company’s two lead drug candidates treat acute myeloid leukemia, chronic myelogenous leukemia, acute lymphoblastic leukemia and follicular lymphoma, and if successful, could potentially be used in treating many other indications of cancer.  These two lead drug candidates will be ready for clinical trials after receiving an investigational new drug (“IND”) status from the FDA.  The Company has filed an IND application for its lead drug candidate liposomal Grb-2 (BP-100-1.01) and received notice from the FDA subsequent to December 31, 2009 that the IND has been allowed for commencement of a Phase I clinical trial of this drug.

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

Bio-Path raised an additional $675,000 of funds for operations in the fourth quarter of 2009 through a private placement sale of shares of the Company’s common stock and associated warrants.  The private placement offering remained open at the end of the year, and subsequent to December 31, 2009, the Company raised an additional $225,000 through sale of shares of the Company’s common stock and associated warrants (see Footnote 13.).  Subsequent to December 31, 2009, the IND was granted for Bio-Path’s drug candidate BP-100-1.01, and Management believes there will be sufficient liquidity to commence the Phase I clinical trial in BP-100-1.01 and continue testing into the summer of 2010.  The Company will need to raise additional capital to continue beyond in 2010 to complete this clinical trial.  The Company’s strategy has been to minimize the amount of funds raised at the current lower, pre-Phase I trial share prices to avoid excessive dilution and raise larger amounts of new capital with anticipated higher valuation of the Company’s common stock after commencement of the Phase I trial when the Company’s technology is expected to be further validated.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.           Summary of Significant Accounting Policies
Principles of Consolidation -- The consolidated financial statements include the accounts of Bio-Path Holdings, Inc., and its wholly-owned subsidiary Bio-Path, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk -- Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash.  The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  As a result, $317,249 of the Company’s cash balances is not covered by the FDIC.

Intangible Assets/Impairment of Long-Lived Assets -- As of December 31, 2009, Other Assets totals $2,431,680 for the Company’s three technology licenses, comprised of $2,814,166 in value acquiring the Company’s technology licenses and its intellectual property, less accumulated amortization of $382,486.  The technology value consists of $460,000 in cash paid or accrued to be paid to MD Anderson, plus 3,138,889 shares of common stock granted to MD Anderson valued at $2,354,166.  This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology licenses became effective.  As of December 31, 2009 accrued payments to be made to M. D. Anderson totaled $125,000, and such payments are expected to be made in 2010. The Company accounts for the impairment and disposition of its long-lived assets in accordance with generally accepted accounting principles (GAAP).  Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable.  The Company estimates that approximately $190,000 will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022.

Research and Development Costs -- Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP  For the year 2009, the Company had $480,255 of costs classified as research and development expense.  Of this amount, approximately $280,000 is comprised of raw materials and costs for the Company’s raw material suppliers and contract drug manufacturer to perform unplanned additional engineering test runs of the Company’s lead drug product in advance of manufacturing a current Good Manufacturing Practice (cGMP) clinical batch of this drug for use in an upcoming Phase I Clinical Trial.

Stock-Based Compensation -- The Company has accounted for stock-based compensation under the provisions of GAAP requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Net Loss Per Share – In accordance with GAAP, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Although there were warrants and stock options outstanding during 2008, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists.  Consequently, diluted net loss per share is not presented in the financial statements for the year 2009. The calculation of Basic and Diluted earnings per share for 2009 did not include 1,985,937 shares and 745,620 shares issuable pursuant to the exercise of vested common stock and vested warrants, respectively, as of December 31, 2009 as the effect would be anti-dilutive.  Further, the calculation of Basic and Diluted earnings per share for 2009 did not include 2,700,000 shares that are to be issued subsequent to December 31, 2009 relating to private placement proceeds received prior to that date, nor did it include the 270,000 shares to be issued to the placement agent once these shares are issued.  The calculation of Basic and Diluted earnings per share for 2008 did not include 1,250,000 shares and 85,620 shares issuable pursuant to the exercise of vested common stock and vested warrants, respectively, as of December 31, 2008 as the effect would be anti-dilutive.

Comprehensive Income -- Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders.  At December 31, 2009 and 2008, the Company has no reportable differences between net loss and comprehensive loss.

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

Income Taxes -- Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

New Accounting Pronouncements -- In June 2009, the FASB issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement 166, Accounting for Transfers of Financial Assets). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. FASB ASC 860-10-05 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of FASB ASC 860-10-05 on its financial position and results of operations.

In June 2009, the FASB issued FASB ASC 810-10-25 (Prior authoritative literature: FASB Statement 167-Amendment to FIN 46(R), Consolidation of Variable Entities). FASB ASC 810-10-25 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. FASB ASC 810-10-25 contains certain guidance for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FASB ASC 810-10-25 will be effective as of the beginning of the Company’s 2010 fiscal year. The Company is currently evaluating the impact of the adoption of FASB ASC 810-10-25.

In October 2009, the FASB issued ASU No. 200-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25.  The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance.

The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance.  This guidance expands the disclosures required for multiple-element revenue arrangements.  Effective for interim and annual reporting periods beginning after December 15, 2009.  The Company is currently evaluating the potential impact, if any, of this guidance on its financial statements.

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

4.           Drug Product for Testing

The Company has paid installments to its contract drug manufacturing and raw material suppliers totaling $292,800 during 2008 and $315,640 during 2009 pursuant to a Project Plan and Supply Agreement (see Note 11.) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial.  This amount is carried on the Balance Sheet as of December 31, 2009 at cost as Drug Product for Testing and will be expensed as the drug product is used during the Phase I clinical trial.

5.           Accounts Payable

As of December 31, 2009 and 2008, Current Liabilities included accounts payable of $6,453 and $185,843, respectively.  These amounts were subsequently paid in the first quarter of each succeeding year.

6.           Accrued Expense

As of December 31, 2009 and 2008, Current Liabilities included accrued expense of $133,450 and $16,442, respectively.  For December 31, 2009, the bonus pool accrual comprised $92,500 of this amount and accrued expense for payments to the Company’s contract manufacturing supplier totaled $24,000.

7.           Convertible Debt

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

8.           Accrued License Payments

Accrued license payments totaling $125,000 were included in Current Liabilities as of December 31, 2009 and 2008.  These amounts represent patent expenses for the licensed technology expected to be invoiced from M. D. Anderson and maintenance fees needed to keep the licenses underlying patents in current good standing with the institution.  It is expected that the accrued license payments will be made to M. D. Anderson in 2010.

9.           Stockholder's Equity

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

In February of 2008, the Company completed a reverse merger with Ogden Golf Co. Corporation and issued 38,023,578 shares of common stock of the public company Bio-Path Holdings (formerly Ogden Golf Co. Corporation) in exchange for pre-merger common stock of Bio-Path, Inc.  In addition, shareholders of Ogden Golf Co. Corporation retained 3,600,000 shares of common stock of Bio-Path Holdings.  In February of 2008 Bio-Path issued 80,000 shares of common stock to strategic consultants pursuant to executed agreements and the fair value was expensed upfront as common stock for services.  In April of 2008, the Company issued 200,000 shares of common stock to a firm in connection with introducing Bio-Path, Inc. to its merger partner Ogden Golf Co. Corporation.  The fair value of this stock issuance was expensed upfront as common stock for services valued at $180,000.  In April of 2008, the Company recorded an additional 24 shares for rounding in accordance with FINRA rules.  In December of 2008, the Company issued 100,000 shares of common stock to an investor relations firm for services.  The fair value of this stock issuance was expensed upfront as common stock for services valued at $40,000.  There were no issuances of shares during the first quarter of 2009.  In June of 2009, the Company issued 660,000 shares of common stock and warrants to purchase an additional 660,000 shares of common stock for $165,000 in cash to investors in the Company pursuant to a private placement memorandum.  The warrants must be exercised within two years from the date of issuance. The exercise price of the warrants is $1.50 a share.  In connection with this private placement, the Company issued 66,000 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.  There were no issuances of shares during the fourth quarter of 2009.  As of December 31, 2009, there were 42,649,602 shares of common stock issued and outstanding.  There are no preferred shares outstanding as of December 31, 2009.

In November and December of 2009, the Company sold shares of common stock and warrants to purchase shares of common stock for $675,000 in cash to investors pursuant to a private placement memorandum.  These shares were not issued by the December 31, 2009 year end.  However, when issued investors will receive 2,700,000 shares of common stock and warrants to purchase an additional 2,700,000 shares of common stock.  The warrants must be exercised within two years from the date of issuance. The exercise price of the warrants is $1.50 a share.  In connection with this private placement, the Company will issue 270,000 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.

10.           Stock-Based Compensation Plans

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

There were no stock options or compensation-based warrants granted in the year 2009 being reported on.  Stock option and warrant awards granted for the year 2008 were estimated to have a weighted average fair value per share of $0.86.  There were no stock options or warrants granted prior to 2008.  The fair value calculation is based on stock options and warrants granted during the period using the Black-Scholes option-pricing model on the date of grant.  In addition, for all stock options and warrants granted, exercise price was determined based on the fair market value as determined by the closing stock price at the date of the grant.  For stock option and compensation-based warrants granted for the year ended December 31, 2008 the following weighted average assumptions were used in determining fair value:

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

Option activity under the Plan for the year ended December 31, 2009 and 2008, was as follows:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
(In years)
Year Ended December 31, 2008
Outstanding at December 31, 2007	-	-	-	-
Granted	3,765,000	$1.22
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2008	3,765,000	$1.22	9.6	$25,000
Vested and expected to vest December 31, 2008	1,250,000	$1.40	9.8	-
Exercisable at December 31, 2008	-	-	-	-

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)
Year Ended December 31, 2009
Outstanding at December 31, 2008	3,765,000	$1.22	9.6	$25,000
Granted	-
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2009	3,765,000	$1.22	8.6	$13,000
Vested and expected to vest December 31, 2009	1,985,937	$1.34	8.7	$4,130
Exercisable at December 31, 2009	31,771	$0.30	7.9	$4,130

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.  This amount changes based on the fair market value of the Company’s stock.

A summary of options outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(Years)

$0.30	100,000	7.7	$0.30	31,771	$0.30
$0.90	1,165,000	8.3	$0.90	-	-
$1.40	2,500,000	8.8	$1.40	-	-
	3,765,000	8.6	$1.22	31,771	$0.30

Warrant activity under the Plan for the years ended December 31, 2009 and 2008, was as follows:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
(In years)
Year Ended December 31, 2008
Outstanding at December 31, 2007	-	-	-	-
Granted	85,620	$0.90
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2008	85,620	$0.90	4.9	$-
Vested and expected to vest December 31, 2008	85,620	$0.90	4.9	$-
Exercisable at December 31, 2008	-	-	-	-

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
(In years)
Year Ended December 31, 2009
Outstanding at December 31, 2008	85,620	$0.90	4.9	$-
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2009	85,620	$0.90	3.9	$-
Vested and expected to vest December 31, 2009	85,620	$0.90	3.9	$-
Exercisable at December 31, 2009	-	-	-	-

A summary of options outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(Years)

$0.90	85,620	3.9	$0.90	-	-
	85,620	3.9	$0.90	-	-

Stock Option Grants - In April of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 1,165,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  None of these stock options grants were for current management and officers of the Company.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of seventy two percent (72%), which was calculated based upon an average of volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted was determined using this methodology to be $761,590, which will be expensed over the next six years based on the stock option service period.

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

There were no stock option awards granted in 2009.  Total stock option expense for the year 2009 being reported on totaled $588,857.

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

There were no warrants for services granted in 2009 and there was no warrant expense for the year 2009 being reported on.  The warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

11.           Commitments and Contingencies

Technology License - The Company has negotiated exclusive licenses from M. D. Anderson to develop drug delivery technology for siRNA and antisense drug products and to develop liposome tumor targeting technology.  These licenses require, among other things, the Company to reimburse M. D. Anderson for ongoing patent expense.  Accrued license payments totaling $125,000 are included in Current Liabilities as of December 31, 2009.  As of December 31, 2009, the Company estimates reimbursable patent expenses will total approximately $200,000.  The Company will be required to pay when invoiced the patent expenses at the rate of $25,000 per quarter.

Drug Supplier Project Plan - In June of 2008, Bio-Path entered into a Project Plan agreement with a contract drug manufacturing supplier for delivery of drug product to support commencement of the Company’s Phase I clinical trial of its first cancer drug product.  The Company currently expects to start this trial in 2010.  In 2009, the Company paid $315,640 to this manufacturer and its drug substance raw material supplier that is carried at cost as Drug Product for Testing on the balance sheet (see Note 4.).  The Company expects to pay no more than $150,000 to its contract drug manufacturing supplier to complete payments under the current contract when the supplier delivers clinical grade drug product for testing in the Company’s clinical trial.  Future contracts will be required as the Company’s requirement for clinical drug product increases.

Additional Paid In Capital For Shares To Be Issued - In November and December of 2009, the Company sold shares of common stock and warrants to purchase shares of common stock for $675,000 in cash to investors pursuant to a private placement memorandum.  These shares were not issued as of the December 31, 2009 year end.  However, the Company is committed to issuing these investors 2,700,000 shares of common stock and warrants to purchase an additional 2,700,000 shares of common stock.  The warrants must be exercised within two years from the date of issuance. The exercise price of the warrants is $1.50 a share.

Placement Agent Agreement – In the fourth quarter of 2009, the Company entered into a Placement Agent Agreement to raise additional capital.  Under the terms of this Agreement, the Company is required to pay cash and stock commissions to the Placement Agent for funds raised.  As of December 31, 2009 the Company sold shares and warrants under this Agreement totaling $675,000.  The Placement Agent was paid $65,000 for cash commission, leaving a remaining obligation of $2,500.  The 2,700,000 shares purchased by investors had not been issued as of December 31, 2009, however, when issued, the Company is committed to issuing Placement Agent 270,000 shares representing the stock commission.

12.          Income Taxes
At December 31, 2009, the Company has a net operating loss carryforward for Federal income tax purposes of $3,009,065 which expires in varying amounts through 2029.  The Company recorded an increase in the valuation allowance of $528,599 for the year ended December 31, 2009.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2009	2008
Net Operating Loss (NOL) Carryover	$1,023,082	$553,879
Share Based Expense	112,163	52,767
Total Deferred Tax Asset	1,135,245	606,646
Less: Valuation Allowance	(1,135,245)	(606,646)
Net Deferred Tax Asset	$-	$-

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	December 31,
	2009	2008

Loss Before Income Taxes	$(1,969,738)	$(2,852,767)
Tax Benefit @ Statutory Tax Rate	669,711	969,941
Effects of:
Exclusion of ISO Expense	(140,816)	(457,654)
(Increase)/Decrease in Valuation Allowance	(528,599)	(509,274)
Other	(296)	(3,013)
Provision (Benefit) for Income Taxes	$-	$-

As of December 31, 2009 and 2008, the Company has no unrecognized income tax benefits. The Company is in process of completing an analysis of its tax credit carryforwards. Any uncertain tax positions identified in the course of this analysis will not impact its financial statements due to the full valuation allowance.  A reconciliation of our unrecognized tax benefits for the years ending December 31, 2009 and 2008 is presented in the table below:

	December 31,
	2009	2008

Beginning balance	$0.0	$0.0
Additions based on tax positions related to current year	0.0	0.0
Reductions for tax positions of prior years	0.0	0.0
Reductions due to expiration of statute of limitations	0.0	0.0
Settlements with taxing authorities	0.0	0.0
Ending Balance	$0.0	$0.0

The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2009, and 2008.

The tax years from 2007 and forward remain open to examination by federal and Texas authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

13.           Subsequent Events

In November and December of 2009, the Company sold shares of common stock and warrants to purchase shares of common stock for $675,000 in cash to investors pursuant to a private placement memorandum.  These shares were not issued as of the December 31, 2009 year end.  In the first quarter of 2010, the Company issued these investors 2,700,000 shares of common stock and warrants to purchase an additional 2,700,000 shares of common stock, completing the Company’s obligation to these investors.  The warrants must be exercised within two years from the date of issuance. The exercise price of the warrants is $1.50 a share.

In January of 2010, the Company paid the Placement Agent the balance of $2,500 for cash commissions owed for the sale of common stock and warrant in the fourth quarter of 2009.  In addition, the Company issued 270,000 shares of common stock to the Placement Agent representing stock commission on shares of common stock sold.

In January of 2009, the Company issued 900,000 shares of common stock and warrants to purchase an additional 900,000 shares of common stock for $225,000 in cash to an investor in the Company pursuant to a private placement memorandum.  In connection with this private placement, the Company paid $22,500 in cash commissions and issued 90,000 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.

In March of 2010, the Company received written notification from the U. S. Food and Drug Administration (FDA) that it has allowed an IND (Investigational New Drug) for the Company’s lead cancer drug candidate liposomal Grb-2 (BP-100-1.01) to proceed into clinical trials.  The IND review process was performed by the FDA’s Division of Oncology Products and involved a comprehensive review of data submitted by the Company covering pre-clinical studies, safety, chemistry, manufacturing and controls, and the protocol for the Phase I clinical trial.  The clinical trial will be conducted at the M. D. Anderson Cancer Center and is expected to last one year.  The primary objective of the Phase I trial is to demonstrate the safety of the Company’s drug candidate liposomal Grb-2 for use in human patients.  Additional objectives are to demonstrate the effectiveness of the Company’s delivery technology similar to that experienced in pre-clinical treatment of animals, and further, to assess whether the drug candidate test article produces a favorable impact on the cancerous condition of the patient at the dose levels of the study.  The clinical trial is structured to test five rounds of patients, with each round comprising treatment of three patients.  Each succeeding round in the study has a higher dose of the drug candidate test article being administered to the patients.  The Company will reimburse M. D. Anderson at the rate of approximately $13,000 per patient for treating patients in the study.  In total, the Company currently expects to reimburse M. D. Anderson approximately $250,000 spread out over one year for patient treatment costs.  The Company is also required to supply the drug candidate test article for administration to the patients in the study, for which the Company has in place a drug supply contract with Althea Technologies (see Note 11.) that will supply sufficient drug candidate test article for testing through two rounds.  The Company expects to pay no more than $150,000 to its contract drug manufacturing supplier to complete payments under the current contract.  Drug costs for the entire study could cost an additional $1 million including requirements for drug candidate test article for additional treatments of the patients if the drug is having a positive effect on the patients’ disease.  The Company has sufficient cash resources to fund the trial through the initial two or three rounds of the study.  The Company plans to raise additional cash resources through the sale of common stock in an offering planned for early summer of 2010.  Commencement of the trial will begin in 2010 after completion of final preparations and enrollment of patients into the study.