Form 10-Q
period 2010-03-31
BIO-PATH HOLDINGS INC
filed 2010-05-17
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
Or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  ☒ No

At May 7, 2010, the Company had 46,609,602 outstanding shares of common stock, no par value.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our anticipated clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. BUSINESS” of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2009, and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$454,574	$567,249
Drug product for testing	608,440	608,440
Other current assets	132,483	74,297

Total current assets	1,195,497	1,249,986

Other assets
Technology licenses	2,839,167	2,814,166
Less Accumulated Amortization	(430,183)	(382,486)
	2,408,984	2,431,680

TOTAL ASSETS	$3,604,481	$3,681,666

LIABILITIES & SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	-	6,453
Accrued expense	260,885	133,450
Accrued license payments	75,000	125,000

Total current liabilities	335,885	264,903

Long term debt	-	-

TOTAL LIABILITIES	335,885	264,903

Shareholders’ Equity
Preferred Stock, no par value, $0.001 assigned par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, $0.001 assigned par value, 200,000,000 shares authorized 46,609,602 and 42,649,602 shares issued and outstanding as of 3/31/10 and 12/31/09, respectively	46,609	42,649
Additional paid in capital	8,816,831	7,803,016
Additional paid in capital for shares to be issued a/	-	675,000
Accumulated deficit during development stage	(5,594,844)	(5,103,902)

Total shareholders’ equity	3,268,596	3,416,763

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$3,604,481	$3,681,666

a/ Represents 2,700,000 shares of common stock

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	First Quarter		From inception
	January 1 to March 31		05/10/07 to
	2010	2009	3/31/10

Revenue	$-	$-	$-

Operating expense

Research and development	137,082	212,609	958,984
General & administrative	162,818	193,325	1,742,691
Stock issued for services			300,000
Stock options & warrants	143,946	148,727	2,234,041
Amortization	47,697	45,265	430,183

Total operating expense	491,543	599,926	5,665,899

Net operating loss	$(491,543)	$(599,926)	$(5,665,899)

Other income
Interest income	602	3,232	71,055
Total Other Income	602	3,232	71,055

Net Loss	$(490,941)	$(596,694)	$(5,594,844)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.15)

Basic and diluted weighted average number of common shares outstanding	46,609,602	41,923,602	38,146,106

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

			From inception
	January 1 to March 31		05/10/2007 to
	2010	2009	3/31/2010

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(490,941)	$(596,694)	$(5,594,844)

Adjustments to reconcile net loss
to net cash used in operating activities
Amortization	47,697	45,265	430,183
Common stock issued for services			300,000
Stock options and warrants	143,946	148,727	2,234,041
(Increase) decrease in assets
Restricted escrow cash
Drug product for testing		(298,800)	(608,440)
Other current assets	(58,186)	44,358	(132,483)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	70,982	(62,703)	335,885

Net cash used in operating activities	(286,502)	(719,847)	(3,035,658)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license	(25,000)		(485,000)

Net cash used in investing activities	(25,000)	-	(485,000)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes			435,000
Cash repayment of convertible notes	.		(15,000)
Net proceeds(costs) from sale of common stock	198,827	(4,069)	3,555,232

Net cash from financing activities	198,827	(4,069)	3,975,232

NET INCREASE/(DECREASE) IN CASH	(112,675)	(723,916)	454,574

Cash, beginning of period	567,249	1,507,071	-

Cash, end of period	$454,574	$783,155	$454,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes			$420,000
Common stock issued to Placement Agent	$90,000		$384,845
Common stock issued to M.D. Anderson for technology license			$2,354,167

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Notes to the Unaudited Consolidated Financial Statements Ending March 31, 2010

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, the “Company”) as of and for the fiscal year ended December 31, 2009. The results of operations for the period ended March 31, 2010, are not necessarily indicative of the results for a full-year period.

Our unaudited balance sheet at March 31, 2010; the related unaudited consolidated statements of operations for the three month periods ended March 31, 2010 and 2009, and from inception (May 10, 2007) to March 31, 2010; and the related unaudited statement of cash flows for the three month periods ended March 31, 2010 and 2009, and from inception (May 10, 2007) through March 31, 2010, are attached hereto.

1.	Organization and Business

Bio-Path Holdings, Inc. (“Bio-Path” or the “Company”) is a development stage company founded with technology from The University of Texas, M. D. Anderson Cancer Center (“M. D. Anderson”) dedicated to developing novel cancer drugs under exclusive license arrangements.  The Company has drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and small molecules for the treatment of cancer.  Bio-Path recently licensed new liposome tumor targeting technology, which has the potential to be applied to augment the Company’s current delivery technology to improve further the effectiveness of its antisense and siRNA drugs under development as well as future liposome-based delivery technology drugs.  In addition to its existing technology under license, the Company expects to have a close working relationship with key members of the M. D. Anderson’s staff, which should provide Bio-Path with a strong pipeline of promising drug candidates in the future.  Bio-Path anticipates that its working relationship with M. D. Anderson will enable the Company to broaden its technology to include cancer drugs other than antisense and siRNA.

Bio-Path believes that its core technology, if successful, will enable it to be at the center of emerging genetic and molecular target-based therapeutics that require systemic delivery of DNA and RNA-like material.  The Company’s two lead drug candidates treat acute myeloid leukemia, chronic myelogenous leukemia, acute lymphoblastic leukemia and follicular lymphoma, and if successful, could potentially be used in treating many other indications of cancer.  Bio-Path has received written notification from the U. S. Food and Drug Administration (the “FDA”) that its application for Investigational New Drug (“IND”) status for the first of the Company’s lead drug candidates has been granted.  This will allow Bio-Path to begin a Phase I clinical trial in this drug candidate.  The Company expects to start the Phase I clinical trial in 2010.

The Company was founded in May of 2007 as a Utah corporation.  In February of 2008, Bio-Path completed a reverse merger with Ogden Golf Co. Corporation, a public company traded over the counter that had no current operations.  The name of Ogden Golf was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path, Inc. became the directors and officers of Bio-Path Holdings, Inc.  Bio-Path has become a publicly traded company (symbol OTCBB: BPTH.OB) as a result of this merger.   The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for a limited number of product candidates including readying its lead drug product candidate BP-100-1.01 for a Phase I clinical trial.

Bio-Path raised an additional $225,000 in funds for operations in the first quarter of 2010 through a private placement sale of shares of the Company’s common stock and associated warrants.  The Company will need to raise additional capital to continue beyond 2010 to complete Bio-Path’s first clinical trial.  The Company’s strategy has been to minimize the amount of funds raised at the current lower, pre-Phase I trial share prices to avoid excessive dilution and raise larger amounts of new capital with anticipated higher valuation of the Company’s common stock after commencement of the Phase I trial when the Company’s technology is expected to be further validated.  To further this end, the Company is currently working on putting in place a longer term financing commitment.  Management anticipates completion of this task successfully during the second quarter of 2010.  In the interim, Bio-Path is selling additional common stock with associated warrants in a private placement to raise approximately $275,000 in additional capital.  Management believes this sale of equity will be completed in the second quarter of 2010.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.    Drug Product for Testing

The Company has paid installments to its contract drug manufacturing and raw material suppliers totaling $292,800 during 2008 and $315,640 during 2009 pursuant to a Project Plan and Supply Agreement (see Note 9.) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial.  This amount is carried on the Balance Sheet as of March 31, 2010 at cost as Drug Product for Testing and will be expensed as the drug product is used during the Phase I clinical trial.

3.    Accrued Expense

As of March 31, 2010, Current Liabilities included accrued expense of $260,885.  R&D expenses for drug development comprised approximately $116,000 of this amount, including $26,000 to the Company’s contract drug manufacturer.  Bonus pool accrual comprised approximately $116,000 and corporate expense for auditors, legal and insurance comprised an additional $20,000.

4.    Convertible Debt

The Company issued $435,000 in notes convertible into common stock at a rate of $.25 per common share.  During 2007, $15,000 of the convertible notes had been repaid in cash and $420,000 of the convertible notes had been converted into 1,680,000 shares of Bio-Path common stock and was included in the seed round completed in August of 2007.  No interest was recorded because interest was nominal prior to conversion.  No beneficial conversion feature existed as of the debt issuance date since the conversion rate was greater than or equal to the fair value of the common stock on the issuance date.

5.    Accrued License Payments

Accrued license payments totaling $75,000 were included in Current Liabilities as of March 31, 2010.  These amounts represent patent expenses for the licensed technology expected to be invoiced from M. D. Anderson.  It is expected that the accrued license payments will be made to M. D. Anderson in 2010.

6.   Additional Paid In Capital For Shares To Be Issued

In November and December of 2009, the Company sold shares of common stock and warrants to purchase shares of common stock for $675,000 in cash to investors pursuant to a private placement memorandum.  These shares were not issued as of the December 31, 2009 year end and the $675,000 was carried on the Balance Sheet as Additional Paid In Capital For Shares To Be Issued.  Subsequently in January of 2010, the Company issued these investors 2,700,000 shares of common stock and warrants to purchase an additional 2,700,000 shares of common stock.  The warrants must be exercised within two years from the date of issuance. The exercise price of the warrants is $1.50 a share.

7.	Stockholders’ Equity

Issuance of Common Stock – In November and December of 2009, the Company sold shares of common stock and warrants to purchase shares of common stock for $675,000 in cash to investors pursuant to a private placement memorandum.  These shares were not issued by the December 31, 2009 year end.  In January 2010, the Company issued these investors 2,700,000 shares of common stock and warrants to purchase an additional 2,700,000 shares of common stock.  The warrants must be exercised within two years from the date of issuance. The exercise price of the warrants is $1.50 a share.  In January 2010, the Company also sold an additional 900,000 shares of common stock and warrants to purchase an additional 900,000 shares of common stock for $225,000 in cash to investors in the Company pursuant to a private placement memorandum.  The warrants must be exercised within two years from the date of issuance and the exercise price is $1.50 a share.  In connection with these private placement sales of equity, the Company issued 360,000 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.

As of March 31, 2010, there were 46,609,602 shares of common stock issued and outstanding.  There are no preferred shares outstanding as of March 31, 2010.

8.     Stock Options and Warrants

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

In December of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 100,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is three or four years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.30 a share.  None of these stock options grants were for current management and officers of the Company.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of eighty four percent (84%), which was calculated based upon taking a weighted average of the volatility of the Company’s common stock and the volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted was determined using this methodology to be $21,450, which will be expensed over the next four years based on the stock option vesting schedule.  Total stock option expense for the year 2008 totaled $1,465,189.

There were no stock option awards granted in 2009.  Total stock option expense for the year 2009 totaled $588,857.

There were no stock option awards granted in the first quarter of 2010.  Total stock option expense for the current quarter being reported on totaled $143,946.

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

There were no warrants for services granted in 2009 and there was no warrant expense for the year 2009.

There were no warrants for services granted in the first quarter of 2010 and there was no warrant expense in the current quarter being reported on.  Warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

9.	Commitments and Contingencies

Technology License - The Company has negotiated exclusive licenses from M. D. Anderson to develop drug delivery technology for siRNA and antisense drug products and to develop liposome tumor targeting technology.  These licenses require, among other things, the Company to reimburse M. D. Anderson for ongoing patent expense.  Accrued license payments totaling $75,000 are included in Current Liabilities as of March 31, 2010.  As of March 31, 2010, the Company estimates reimbursable patent expenses will total approximately $175,000.  The Company will be required to pay when invoiced the patent expenses at the rate of $25,000 per quarter.

Drug Supplier Project Plan - In June of 2008, Bio-Path entered into a Project Plan agreement with a contract drug manufacturing suppler for delivery of drug product to support commencement of the Company’s Phase I clinical trial of its first cancer drug product.  The Company currently expects to start this trial in 2010.  In 2009, the Company paid $315,640 to this manufacturer and its drug substance raw material supplier that is carried at cost as Drug Product for Testing on the balance sheet (see Note 4.).  The Company expects to pay no more than $150,000 to its contract drug manufacturing supplier to complete payments under the current contract when the supplier delivers clinical grade drug product for testing in the Company’s clinical trial.  Future contracts will be required as the Company’s requirement for clinical drug product increase.

10.    Subsequent Events

In April of 2010, the Company entered into a commission agreement for the sale of common stock and warrants to purchase shares of common stock with a Placement Agent.   Under this arrangement, the Company expects to sell common stock with associated warrants for approximately $275,000 in cash.

11.   New Accounting Pronouncements

In October  2009,  the FASB issued ASU  2009-13,  Multiple-Deliverable Revenue  Arrangements,  (amendments  to FASB ASC  Topic  605,  Revenue Recognition)  ("ASU  2009-13") and ASU 2009-14,  Certain  Arrangements That Include  Software  Elements,  (amendments  to FASB ASC Topic 985, Software) ("ASU  2009-14"). ASU  2009-13 requires entities to allocate revenue  in an  arrangement  using  estimated  selling  prices  of the delivered goods and services based on a selling price  hierarchy.  The amendments  eliminate the residual  method of revenue  allocation  and require  revenue to be  allocated  using the  relative  selling  price method. ASU  2009-14  removes  tangible  products  from  the  scope of software revenue guidance and provides guidance on determining whether software  deliverables  in an  arrangement  that  includes  a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14  should be applied on a prospective  basis for revenue arrangements  entered into or  materially  modified in fiscal years  beginning  on or  after  June 15,  2010,  with  early  adoption permitted.  The Company is currently  evaluating,  but does not expect adoption of ASU  2009-13 or ASU  2009-14 to have a material  impact on the  Company's   consolidated   results  of  operations  or  financial condition.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, an update to Statement of Financial Accounting Standards Board Auditing Standard Codification Topic 820 “Fair Value Measurements and Disclosures” (FASB ASC 820). The update provides amendments to FASB ASC 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Leve1 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the updates to FASB ASC 820 did not and is not expected to have a material impact on the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2009. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Risk Factors” in “Item 1, BUSINESS” in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2009  and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements.

Overview

Bio-Path Holdings, Inc., through our wholly-owned subsidiary Bio-Path, Inc. (“Bio-Path Subsidiary”), is engaged in the business of financing and facilitating the development of novel cancer therapeutics.  Our initial plan is and continues to be, the acquisition of licenses for drug technologies from The University of Texas M. D. Anderson Cancer Center (“M. D. Anderson”), funding clinical and other trials for such technologies and to commercialize such technologies. We have acquired three exclusive licenses (“License Agreements”) from M.D. Anderson for three lead products and related nucleic acid drug delivery technology, including tumor targeting technology. These licenses specifically provide drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and potentially small molecules for the treatment of cancer.

Our business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into authentic therapeutic drug candidates.  Our strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of  M.D. Anderson, to advance these candidates through proof of concept into a safety study (Phase I), to human efficacy trials (Phase IIA), and then out-license each successful potential drug to a pharmaceutical company.

Bio-Path Subsidiary was formed in May 2007. Bio-Path acquired Bio-Path Subsidiary in February 2008 in a reverse merger transaction (the “Merger”).

Our principal executive offices are located at 3293 Harrison Boulevard, Suite 220, Ogden, UT 84403. Our telephone number at that address is (801) 399-5500. Our Internet website address is www.biopathholdings.com, and all of our filings with the Securities and Exchange Commission are available free of charge on our website.

Research and Development

Our research and development is currently conducted through agreements we have with M. D. Anderson. A summary of the material terms of the license agreements are detailed in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2009

Basic Technical Information

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

We are also required to supply M. D. Anderson with the actual drugs to be administered to the patients in the study.  We have entered into a drug supply contract with Althea Technologies which will produce sufficient drugs for testing through two rounds.  We expect to pay no more than $150,000 to Althea to complete payments under the current contract.  Drug costs for the entire study could cost an additional $1 million including requirements for drug candidate test article for additional treatments of the patients if the drug is having a positive effect on the patients’ disease.  We have sufficient cash resources to fund the trial through the initial two or three rounds of the study. We will need to raise additional cash resources through the sale of common stock in 2010 or other financing options in order to be able to continue our development efforts.   We have the right to terminate the Althea agreement at any time, subject to payment of a termination fee to Althea.  The termination fee is not material.

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

Projected Financing Needs

We anticipate that will need to raise an additional $10,000,000 to enable us to complete all projected clinical trials for our product candidates and conduct certain additional clinical trials in other Bio-Path drug candidates. The Phase I clinical trial of BP-100-1.01 is expected to cost $1,600,000. If the Phase I clinical trial in BP-100-1.01 is successful, we will follow with a Phase IIa trial in BP-100-1.01. Successful Phase I and IIA trials of BP-100-1.01 will demonstrate clinical proof-of-concept that BP-100-1.01 is a viable therapeutic drug product for treatment of AML, MDS and CML. The Phase IIA clinical trial in BP-100-1.01 is expected to cost approximately $1,600,000.

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

There can be no assurance of the following:

1)	That the actual costs of a particular trial will come within our budgeted amount.
2)	That any trials will be successful or will result in drug commercialization opportunities.
3)	That we will be able to raise the sufficient funds to allow us to complete our planned clinical trials.

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

Relationship with M. D. Anderson

Bio-Path was founded to focus on bringing the capital and expertise needed to translate drug candidates developed at M. D. Anderson (and potentially other research institutions) into real treatment therapies for cancer patients.  To carry out this mission, Bio-Path plans to negotiate several agreements with  M. D. Anderson that will:

●	give Bio-Path ongoing access to M. D. Anderson’s Pharmaceutical Development Center for drug development;

●	provide rapid communication to Bio-Path of new drug candidate disclosures in the Technology Transfer Office;

●	standardize clinical trial programs sponsored by Bio-Path; and

●	standardize sponsored research under a master agreement addressing intellectual property sharing.

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

Affordability and potential for partnering: Can the clinical trial endpoints be designed in a manner that is unambiguous, persuasive, and can be professionally conducted consistent with that expected by the pharmaceutical industry at a cost of less than $5-$7 million dollars without “cutting corners”?

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

License Agreements

We have entered into three Patent and Technology License Agreements (the “Licenses”) with M. D. Anderson relating to its technology. These license agreements relate to the following technologies: 1)a lead siRNA drug product; 2) two single nucleic acid (antisense) drug products; and 3) delivery technology platform for nucleic acids. These licenses require, among other things, the Company to reimburse M. D. Anderson for ongoing patent expense.  One license requires the company to raise at least $2.5 million in funding and, based on the aggregate amount raised, the Company has agreed to sponsor additional research at M. D. Anderson's laboratories.  A summary of the material terms of the licenses are detailed in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2009.

Business Strategy

Our plan of operation over the next 36 months is focused on achievement of milestones with the intent to demonstrate clinical proof-of concept of our drug delivery technology and lead drug products. Furthermore, subject to adequate capital, we will attempt to validate our business model by in-licensing additional products to broaden our drug product pipeline.

We anticipate that over the next 36 months, we will need to raise approximately $10,000,000 to completely implement our current business plan.  We have completed several financings for use in our Bio-Path operations and have received total net proceeds of $3,975,232.  Our short term plan is to achieve the following three key milestones:

1)
Conduct a Phase I clinical trial of our lead drug BP-100-1.01, which if successful, will validate our liposomal delivery technology for nucleic acid drug products including siRNA.  As described above we recently received FDA clearance to commence Phase I clinical trials of our BP-100-1.01 drug.  In this Phase I trial, we will Leverage M. D. Anderson’s pre-clinical and clinical development capabilities, including using the PDC for pre-clinical studies as well as clinical pharmacokinetics and pharmacodynamics and the institution’s world-renowned clinics, particularly for early clinical trials.  This should allow us to develop our drug candidates with experienced professional staff at a reduced cost compared to using external contract laboratories.  This should also allow us to operate in an essentially virtual fashion, thereby avoiding the expense of setting up and operating laboratory facilities, without losing control over timing or quality or IP contamination;

2)	Perform necessary pre-clinical studies in our lead liposomal siRNA drug candidate, BP-100-2.01 to enable the filing of an Investigational New Drug (“IND”) for a Phase I clinical trial; and

3)	Out-license (non-exclusively) our delivery technology for either antisense or siRNA to a pharmaceutical partner to speed development applications of our technology.

We plan to pursue and achieve the above short term milestones by utilizing the following tactics:

1)
Manage trials as if they were being done by Big Pharma: seamless transition; quality systems; documentation; and disciplined program management recognized by Big Pharma diligence teams; trials conducted, monitored and data collected consistent with applicable FDA regulations to maximize Bio-Path’s credibility and value to minimize time to gain registration by Partner;

2)
Use our Scientific Advisory Board to supplement our Management Team to critically monitor existing programs and evaluate new technologies and/or compounds discovered or developed at M. D. Anderson, or elsewhere, for in-licensing;

3)	Hire a small team of employees or consultants: business development, regulatory management, and project management; and

4)
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

The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

●	pre-clinical laboratory tests, pre-clinical studies in animals, formulation studies and the submission to the FDA of an investigational new drug application;

●	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;

●	the submission of a new drug application or biologic license application to the FDA; and

●	FDA review and approval of the new drug application or biologics license application.

Bio-path’s business model relies on entering into out-license agreements with pharmaceutical licensee partners who will be responsible for post-Phase IIA clinical testing and working with the FDA on necessary regulatory submissions resulting in approval of new drug applications for commercialization.  For more detailed discussions on the clinical trial processes involvement with the FDA, please refer to Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2009.

Results of Operations for the three months ended March 31, 2010  and 2009.

Revenues.  We have no operating revenues since our inception.  We had interest income of $602 for the three months ended March 31, 2010 compared to $3,232 for the three months ended March 31, 2009. Our interest income was derived from cash and cash equivalents net of bank fees.

Research and Development Expenses.   Our research and development costs were $137,082 for the three months ended March 31, 2010; a decrease of $75,527 from the three months ended March 31, 2009.  This decrease results from the majority of the manufacturing and drug research expenses for BP-100-1.01 being paid in Fiscal Year 2009.

General and Administrative Expenses. Our general and administrative expenses were $162,818 for the three months ended March 31, 2010; a decrease of $30,507 from the three months ended March 31, 2009.

Net Loss.  Our net loss was $490,941 for the three months ended March 31, 2010, compared to a loss of $596,694 for the three months ended March 31, 2009.  Net loss per share, both basic and diluted was $0.01 and $0.01 for the respective periods.  The primary reason for the difference in the decrease in net loss in the comparable periods results from decreases in research and development expenses related to preparing the lead drug candidate, BP-100-1.01 for the upcoming clinical trial.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private placements of our capital stock.  We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, public or private equity offerings and debt financings. Additionally, we are seeking collaborations and license arrangements for our three product candidates.  We may seek to access the public or private equity markets whenever conditions are favorable. In April of 2010, the Company entered into a commission agreement for the sale of common stock and warrants to purchase shares of common stock with a Placement Agent.   The Company has received commitments from five investors to purchase common stock with associated warrants for approximately $275,000 in cash.  There can be no assurance that the Company will receive the proceeds described above or can raise additional capital to fund its operations.

At March 31, 2010, we had cash of $454,574 compared to $567,249 at December 31, 2009.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the three months ended March 31, 2010 was $286,502 compared to $719,847 for the three months ended March 31, 2009. The significant decrease in net cash used results from the majority of the manufacturing and drug research expenses for BP-100-1.01 being paid in Fiscal Year 2009. Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by our cash assets.

Currently all of our cash is, and has been, generated from financing activities.   We raised a total of $198,827 cash from financing activities for the three months ended March 31, 2010.  Since inception we have net cash from financing activities of $3,975,232. As discussed in Projected Financing Needs above, we believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through the second quarter 2010.  We need to raise additional capital during 2010, in order to fund our operations in 2010.  There can be no assurance that we will be able to raise cash when it is needed to fund our operations.

We believe that our available cash will not be sufficient to fund our liquidity and capital expenditure requirements through the fiscal year ending December 31, 2010. We anticipate that we will need to raise approximately an additional $10,000,000 in net proceeds to completely implement our business plan.  However, we have several discussions underway with potential investors at this time which could result in us receiving sufficient capital to extend our operations into 2011 and possibly even 2012. There is no assurance or guarantee that we will raise any additional capital.

Contractual Obligations and Commitments

Bio-Path has recently entered into two Patent and Technology License Agreements (the “Licenses”) with M. D. Anderson relating to its technology. A summary of certain material terms of each of the Licenses is detailed in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2009.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements.  Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2010, the Company sold to an individual investor 450,000 units of the Company's securities for an aggregate purchase price of $225,000.  Each unit is comprised of two shares of common stock ($0.25 per share) and two warrants to purchase one share of common stock at an exercise price of $1.50.  The warrants have a term of two years.  After sales commissions, the Company received net proceeds of $198,827 to be used for general working capital.  The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. The investor involved in these sales is an “accredited investor,” as such term is defined in Rule 501 of Regulation D.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
3.2	Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
3.3
Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).

4.1	Specimen Stock certificate (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008)
31*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*           Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2010	BIO-PATH HOLDINGS, INC.

By /s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive Officer, Chief Financial Officer, Principal Financial Officer