Form 10-K/A
period 2009-12-31
BIO-PATH HOLDINGS INC
filed 2010-10-06
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of amending and restating Item 9A, “Controls and Procedures,” of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission, or SEC, on March 31, 2010 (“Original Form 10-K”), in response to communications received from the SEC. In addition, pursuant to the rules of the SEC, Item 15 “Exhibits, Financial Statement Schedules” of Part IV of the Original Form 10-K has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The referenced certifications are attached to this Form 10-K/A as Exhibits 31 and 32, respectively.

Except for the foregoing information that was specifically amended and restated, this Form 10-K/A and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K nor does it change any other disclosures contained in the Original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Our management, including our principal executive officer, our principal operations officer, and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, our chief operations officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit
31*	Certificate of Chief Executive Officer/Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

32*	Certificate of Chief Executive Officer/ Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: October 5, 2010	By: /s/ Peter Nielsen
Peter Nielsen
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Title	Signature

October 5, 2010	President / Chief Executive Officer / Chief Financial Officer / Principal Accounting Officer / Director	/s/ Peter Nielsen
Peter Nielsen

October 5, 2010	Secretary and	/s/ Douglas P. Morris
	Director	Douglas P. Morris

October 5, 2010	Director	/s/ Dr. Gillian Ivers-Read
Dr. Gillian Ivers-Read

EXHIBITS INDEX

Exhibit Number	Description of Exhibit
31*	Certificate of Chief Executive Officer/Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

32*	Certificate of Chief Executive Officer/ Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*  Filed herewith.