Form 10-Q
period 2010-09-30
BIO-PATH HOLDINGS INC
filed 2010-11-15
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September, 30, 2010
Or

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

At November 15, 2010, the Company had 49,400,605 outstanding shares of common stock, no par value.

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

ii

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$105,577	$567,249
Drug product for testing	531,178	608,440
Other current assets	109,911	74,297

Total current assets	746,666	1,249,986

Other assets
Technology licenses	2,989,603	2,814,166
Less Accumulated Amortization	(528,448)	(382,486)
	2,461,155	2,431,680

TOTAL ASSETS	$3,207,821	$3,681,666

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	8,808	6,453
Accrued expense	43,245	133,450
Accrued license payments	20,000	125,000

Total current liabilities	72,053	264,903

Long term debt	-	-

TOTAL LIABILITIES	72,053	264,903

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized 49,126,167 and 42,649,602 shares issued and outstanding as of 9/30/10 and 12/31/09, respectively	49,126	42,649
Additional paid in capital	9,609,636	7,803,016
Additional paid in capital for shares to be issued a/	-	675,000
Accumulated deficit during development stage	(6,522,994)	(5,103,902)

Total shareholders' equity	3,135,768	3,416,763

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,207,821	$3,681,666

a/ Represents 2,700,000 shares of common stock

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Third Quarter		Year to Date		From inception
	July 1 to September 30		January 1 to September 30		05/10/07 to
	2010	2009	2010	2009	9/30/10

Revenue	$-	$-	$-	$-	$-

Operating expense

Research and development	149,217	83,565	332,614	409,110	1,154,516
General & administrative	160,026	130,385	512,343	548,549	2,092,215
Stock issued for services					300,000
Stock options & warrants	142,092	147,685	428,748	446,569	2,518,844
Amortization	49,954	45,420	145,962	136,416	528,448

Total operating expense	501,289	407,055	1,419,667	1,540,644	6,594,023

Net operating loss	$(501,289)	$(407,055)	$(1,419,667)	$(1,540,644)	$(6,594,023)

Other income
Interest income	237		1,283	3,701	73,384
Other expense	(285)	(145)	(708)		(2,355)
Total Other Income (Loss)	(48)	(145)	575	3,701	71,029

Net Loss	$(501,337)	$(407,200)	$(1,419,092)	$(1,536,943)	$(6,522,994)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.16)

Basic and diluted weighted average number of common shares outstanding	49,083,806	42,649,602	47,752,807	42,246,269	39,635,614

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Year to Date		From inception
	January 1 to September 30		05/10/2007 to
	2010	2009	9/30/2010

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(1,419,092)	$(1,536,943)	$(6,522,994)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	145,962	136,416	528,448
Common stock issued for services			300,000
Stock options and warrants	428,748	446,569	2,518,844
(Increase) decrease in assets
Drug product for testing	77,262	(315,640)	(531,178)
Other current assets	(35,614)	6,245	(109,911)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(192,850)	(80,453)	72,053

Net cash used in operating activities	(995,584)	(1,343,806)	(3,744,738)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license	(175,437)	(35,000)	(635,436)

Net cash used in investing activities	(175,437)	(35,000)	(635,436)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes			435,000
Cash repayment of convertible notes	.	.	(15,000)
Net proceeds from sale of common stock	709,349	137,698	4,065,751

Net cash from financing activities	709,349	137,698	4,485,751

NET INCREASE (DECREASE) IN CASH	(461,672)	(1,241,108)	105,577

Cash, beginning of period	567,249	1,507,071	-

Cash, end of period	$105,577	$265,963	$105,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$44	$133	$445
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes			$420,000
Common stock issued to Placement Agent	$117,300	$16,500	$412,145
Common stock issued to M.D. Anderson for technology license			$2,354,167

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Notes to the Interim Consolidated Financial Statements
Ending September 30, 2010

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, the “Company”) as of and for the fiscal year ended December 31, 2009.  The results of operations for the period ended September 30, 2010, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

Bio-Path Holdings, Inc. (“Bio-Path” or the “Company”) is a development stage company with its lead cancer drug candidate, Liposomal Grb-2 (L-Grb-2 or BP-100-1.01), currently in clinical trials.  The Company was founded with technology from The University of Texas, M. D. Anderson Cancer Center (“M. D. Anderson”) dedicated to developing novel cancer drugs under an exclusive license arrangement.  The Company has drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense and small interfering RNA (“siRNA”).  Bio-Path has also licensed new liposome tumor targeting technology, which has the potential to be applied to augment the Company’s current delivery technology to improve further the effectiveness of its antisense and siRNA drugs under development as well as future liposome-based delivery technology drugs.  In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the M. D. Anderson’s staff, which should provide Bio-Path with a strong pipeline of promising drug candidates in the future.  Bio-Path expects the working relationship with M. D. Anderson to provide the opportunity for the Company to broaden its technology to include cancer drugs other than antisense and siRNA.

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

Bio-Path is currently treating patients with its lead cancer drug candidate Liposomal Grb-2 (L-Grb-2 or BP-100-1.01) in a Phase I clinical trial.  In March of 2010, Bio-Path received written notification from the U. S. Food and Drug Administration (the “FDA”) that its application for Investigational New Drug (“IND”) status for L-Grb-2 had been granted.  This enabled the Company to commence its Phase I clinical trial to study L-Grb-2 in human patients, which began shortly after the end of the second Quarter 2010.  During the third quarter of 2010, four patients were treated in the Phase I clinical trial.  The Principal Investigator at M. D. Anderson is actively evaluating new patient candidates for the clinical trial.  The Company expects the Phase I clinical trial to last approximately another twelve months, primarily depending on the rate of enrollment of patients into the trial.  The second of the Company’s two lead drug candidates will be ready for a clinical trial after receiving an IND from the FDA.

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

The Company was founded in May of 2007 as a Utah corporation.  In February of 2008, Bio-Path completed a reverse merger with Ogden Golf Co. Corporation, a public company traded over the counter that had no current operations.  The name of Ogden Golf was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path, Inc. became the directors and officers of Bio-Path Holdings, Inc.  Bio-Path has become a publicly traded company (symbol OTCBB: BPTH) as a result of this merger.   The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for a limited number of product candidates including readying and now conducting a Phase I clinical trial in its lead drug product candidate BP-100-1.01.

In the third quarter of 2010, Bio-Path sold $200,000 of its common stock to Lincoln Park Capital Fund, LLC (“LPC”), a Chicago-based institutional investor, under terms of the equity purchase agreement for up to $7 million that the Company entered into with LPC in the second quarter of 2010.  Through the end of the third quarter 2010, the Company has sold a total of $400,000 of its common stock to LPC through the equity purchase agreement.

At the end of the third quarter 2010, Bio-Path had $105,577 in cash and the Company has taken steps to replenish its cash on hand.  The Company is raising $750,000 through the sale of shares of its common stock through a Private Placement Memorandum and expects to have sold the entire $750,000 of common stock to investors before the end of the year.  The Company also has sold an additional $50,000 of its common stock to Lincoln Park Capital Fund, LLC since the end of the third quarter 2010 and will evaluate an additional sale before the end of the year.  Finally, in late October 2010 the Company received notification from the Internal Review Service (IRS) that Bio-Path has been awarded approximately a quarter of a million dollars for its application to receive grant funding from the U.S. Government’s Qualifying Therapeutic Discovery Project Program.  The Company plans to draw this money into its accounts by the end of the year 2010.  In total, during the fourth quarter 2010 Bio-Path expects to have raised additional capital in excess of $1 million.  This amount is more than sufficient to fund Bio-Path’s operations into the Spring of 2011, when the Company could begin to receive sufficient preliminary data from its Phase I clinical trial to start early assessments of the delivery technology.  The Company plans to begin raising significant amounts of additional development capital at anticipated higher share prices once there is demonstration of proof-of-concept of Bio-Path’s technology in human patients.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.	Drug Product for Testing

The Company has paid installments to its contract drug manufacturing and raw material suppliers totaling $292,800 during 2008 and $315,640 during 2009 pursuant to a Project Plan and Supply Agreement (see Note 8.) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial.  This amount is carried on the Balance Sheet at cost as Drug Product for Testing.  During the third quarter 2010, drug product was used in human patients in the Company’s Phase I clinical trial and $77,262 was charged to R&D expense for the amount of drug consumed.  At the end of the third quarter 2010, the amount carried at cost on the Balance Sheet as Drug Product for Testing totaled $531,178.

3.	Accrued Expense

As of September 30, 2010, Current Liabilities included accrued expense of $43,245.  R&D expenses for drug development and the Phase I clinical trial comprised approximately $33,000 of this amount, including $24,000 for the Company’s contract drug manufacturer.  Corporate expenses for communications, filings and expense reports comprised an additional $10,000.

4.	Accrued License Payments

Accrued license payments totaling $20,000 were included in Current Liabilities as of September 30, 2010.  This amount represents patent expenses for the licensed technology expected to be invoiced from M. D. Anderson.  It is expected that the accrued license payments will be made to M. D. Anderson in 2010.

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

In July of 2010, the Company received $150,000 from LPC in exchange for 375,000 shares of the Company’s common stock.  LPC was also issued 6,251 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 375,000 shares of common stock.  No warrants to purchase additional shares of common stock of the Company were issued to Lincoln in connection with the sale of the common stock.

In September of 2010, the Company received $50,000 from LPC in exchange for 125,000 shares of the Company’s common stock.  LPC was also issued 2,084 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 125,000 shares of common stock.  No warrants to purchase additional shares of common stock of the Company were issued to Lincoln in connection with the sale of the common stock.

As of September 30, 2010, there were 49,126,167 shares of common stock issued and outstanding.  There are no preferred shares outstanding as of September 30, 2010.

7.	Stock Options and Warrants

Stock Options - There were no stock option awards granted in 2009.  Total stock option expense for the year 2009 totaled $588,857.

There were no stock option awards granted in the first, second or third quarters of 2010.  Total stock option expense for the first quarter of 2010 totaled $143,946, for the second quarter 2010 totaled $142,710 and for the third quarter being reported on stock option expense totaled $142,092.

Warrants - There were no warrants for services granted in 2009 and there was no warrant expense for the year 2009.

There were no warrants for services granted during the year to date of 2010 and there was no warrant expense during the year to date 2010.  Warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

8.	Commitments and Contingencies

Technology License - The Company has negotiated exclusive licenses from M. D. Anderson to develop drug delivery technology for antisense and siRNA drug products and to develop liposome tumor targeting technology.  These licenses require, among other things, the Company to reimburse M. D. Anderson for ongoing patent expense.  Accrued license payments totaling $20,000 are included in Current Liabilities as of September 30, 2010.  As of September, 2010, the Company estimates reimbursable patent expenses will total approximately $150,000 for the antisense license and $25,000 for the siRNA license.  The Company will be required to pay when invoiced the patent expenses at the rate of $25,000 per quarter.

Drug Supplier Project Plan - In June of 2008, Bio-Path entered into a Project Plan agreement with a contract drug manufacturing suppler for delivery of drug product to support commencement of the Company’s Phase I clinical trial of its first cancer drug product.  The Company commenced this trial and was enrolling patients by the end of the second quarter 2010.  Previously in 2008 and 2009, the Company paid $608,440 to this manufacturer and its drug substance raw material supplier.  During the third quarter 2010, drug product was used in human patients in the Company’s Phase I clinical trial and $77,262 was charged to R&D expense for the amount of drug consumed.  At the end of the third quarter 2010, the amount carried at cost on the Balance Sheet as Drug Product for Testing totaled $531,178 (see Note 2.).  The Company expects to pay no more than $150,000 to its contract drug manufacturing supplier to complete payments under the current contract when the supplier delivers clinical grade drug product for testing in the Company’s clinical trial.  Future contracts will be required as the Company’s requirement for clinical drug product increase.

9.    Subsequent Events

In October of 2010, the Company commenced raising $750,000 through the sale of shares of its common stock through a Private Placement Memorandum.  Under the terms of the offering, shares of the Company’s common stock will be sold to investors at $0.30 a share.  Share purchases by investors in this offering do not include warrants to purchase additional shares of common stock.  The Placement Agent for this offering will receive a cash commission of ten percent (10%) and issuance of one share of the Company’s common stock for each share sold to investors.  Several commitments from investors have already been received and the Company expects to have sold the entire $750,000 of common stock to investors before the end of the year.

In October of 2010, the Company received notification from the Internal Review Service (IRS) that Bio-Path has been awarded $244,479 for its application to receive grant funding from the U.S. Government’s Qualifying Therapeutic Discovery Project Program.  The Company plans to draw this money into its accounts by the end of the year 2010.

In November of 2010, the Company received $50,000 from Lincoln Park Capital (LPC) in exchange for 135,135 shares of the Company’s common stock.  LPC was also issued 2,084 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 135,135 shares of common stock.  No warrants to purchase additional shares of common stock of the Company were issued to Lincoln in connection with the sale of the common stock.

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

BP-100-1.02

BP-100-1.02 is Bio-Path’s co-lead compound. The scientific name for BP-100-1.02 is liposomal Bcl-2, a liposome delivered antisense cancer drug that targets the lymphoma and certain solid tumor markets..

Bcl-2 is a protein that is involved in regulating apoptosis or programmed cell death. Apoptosis is a physiologic mechanism of cell turnover by which cells actively commit suicide in response to aberrant external signals. Over-expression of Bcl-2 prevents the induction of apoptosis in response to cellular insults such as treatment with chemotherapeutic agents. Bcl-2 is over-expressed in more than 90% of follicular B-cell non-Hodgkins lymphoma due to a chromosomal rearrangement and is the key factor in the initiation of this malignancy. Bcl-2 is also overexpressed in a wide variety of solid tumors (it is estimated to be over-expressed in 40 percent of cancers). For example, Bcl-2 over-expression has been associated with the progression of prostate cancer from hormone dependence to hormone independence and may contribute to the relative drug resistant phenotype typically observed in hormone independent prostate cancer.

Clinical targets for BP-100-1.02 include lymphoma, breast cancer, colon cancer, prostate cancer and leukemia.

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

Projected Financing Needs

In December of 2009, we anticipated that we needed to raise an additional $10,000,000 to enable us to complete all projected clinical trials for our product candidates and conduct certain additional clinical trials in other Bio-Path drug candidates. The completion of the LPC Purchase Agreement (as defined below) may provide us with up to $7,000,000 in new capital.  In addition to the LPC Purchase Agreement, we are attempting to concurrently raise a total of $750,000 in gross proceeds through a Private Placement Offering.  We have also received a grant from the U. S. Government in the amount of $244,479 that is expected to be paid by the end of December, 2010.  These amounts of funding are expected to support clinical develop of our lead products and sustain operations through the second quarter of 2011.  The Phase I clinical trial of BP-100-1.01 is expected to cost $1,600,000. If the Phase I clinical trial in BP-100-1.01 is successful, we will follow with a Phase IIa trial in BP-100-1.01, subject to available capital. Successful Phase I and IIA trials of BP-100-1.01 will demonstrate clinical proof-of-concept that BP-100-1.01 is a viable therapeutic drug product for treatment of AML, MDS and CML. The Phase IIA clinical trial in BP-100-1.01 is expected to cost approximately $1,600,000.

 The Phase I clinical trial of BP-100-1.02 is expected to cost $2,000,000.  Commencement of the Phase I clinical trial depends on the FDA approving the IND for BP-100-1.02 and is subject to available capital.  Success in the Phase I clinical trial will be based on the demonstration that the delivery technology for BP-100-1.02 has the same delivery characteristics seen in the on-going Phase I clinical trial of BP-100-1.01.  As such, if the on-going Phase I clinical trial for BP-100-1.01 proves successful, a significant pathway is established laying the foundation for BP-100-1.02.

If we are able to raise the entire $10,000,000, we anticipate that such capital raised will also allow  the Phase I clinical trial of BP-100-2.01. This study is expected to cost $2,000,000.  Commencement of the Phase I clinical trial depends on the FDA approving the IND for BP-100-2.01.  Success in the Phase I clinical trial will be based on the demonstration that the delivery technology for siRNA has the same delivery characteristics seen in our pre-clinical studies of the drug in animals, and the results of the delivery characteristics seen in the on-going Phase I clinical trial of BP-100-1.01.

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

Bio-Path’s Chief Executive Officer is experienced in working with M. D. Anderson and its personnel.  Bio-Path believes that if Bio-Path obtains adequate financing, Bio-Path will be positioned to help develop current and future M. D. Anderson technology into treatments for cancer patients.  This in turn is expected to provide a steady flow of cancer drug candidates for out-licensing to pharmaceutical partners.

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

 At December 31, 2009, we anticipated that over the next 36 months we would need to raise approximately $10,000,000 to completely implement our current business plan.  Completion of the LPC Purchase Agreement may  provide up to $7,000,000 in new funding.  Over the next three years we expected to raise additional capital to complete our funding plan.  We have previously completed several financings for use in our Bio-Path operations and have received total net proceeds of $4,485,751 as of September 30, 2010. Our short term plan is to achieve the following key milestones:

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

2)	Perform necessary pre-clinical studies in our second liposomal antisense drug candidate, BP-100-1.02 to enable the filing of an Investigational New Drug (“IND”) for a Phase I clinical trial; and

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

Manufacturing

We have no manufacturing capabilities and have developed relationships with third party contract manufacturers and suppliers to supply our drug product requirements.   In September of 2008, we executed a Supply Agreement with Althea Technologies, Inc., a cGMP manufacturer of pharmaceutical products, for the supply of drug product needed for Bio-Path’s clinical trial in Liposomal Grb-2 (BP-100-1.01).  Althea has supplied clinical grade Liposomal Grb-2 under this agreement that is currently being used in a Phase I clinical trial.  The Company will continue to evaluate its manufacturing strategy as its product portfolio is developed and demand for future Bio-Path drug products increases.

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

Agreement with Acorn CRO

On April 23, 2009, we announced that had we entered into an agreement with ACORN CRO, a full service, oncology-focused clinical research organization (CRO), to provide us with a contract medical officer and potentially other clinical trial support services.  Under such agreement, Bradley G. Somer, M.D., started  serving as our Medical Officer and medical liaison for the conduct of the Phase I clinical study of liposomal BP-100-1.01 in refractory or relapsed Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Acute Lymphoblastic Leukemia (ALL) and Myelodysplastic Syndrome (MDS).

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

 Results of Operations for the three and nine months ended September 30, 2010  and 2009.

Revenues.  We have no operating revenues since our inception.  We had interest income of $237 for the three months ended September 30, 2010 compared to $0.00 for the three months ended September 30, 2009, We had interest income of $1,283 for the nine months ended September 30, 2010 compared to $3,701 for the nine months ended September 30, 2009.  The decrease in interest income results from decreases in bank cash balances in the comparable periods.  Our interest income was derived from cash and cash equivalents net of bank fees.

Research and Development Expenses.  Our research and development costs were $149,217 for the three months ended September 30, 2010; an increase of $65,652 over the three months ended September 30, 2009, which was due to $77,262 of drug product being used to treat patients in the Company's Phase I clinical trial as compared to the prior year's quarter when the clinical trial had not commenced.

General and Administrative Expenses. Our general and administrative expenses were $160,026 for the three months ended September 30, 2010; an increase of $29,641 over the three months ended September 30, 2009. Our general and administrative expenses were $512,343 for the nine months ended September 30, 2010; an increase of $36,206 over the nine months ended September 30, 2009.  The increase in general and administrative expenses in the respective periods results from the increased operating expenses relating to implementing the lead drug – BP-100-1.01 Phase I clinical trial compared to 2009.

Net Loss. Our net loss was $501,337 for the three months ended September 30, 2010, compared to a loss of $407,200 for the three months ended September 30, 2009.  Net loss per share, both basic and diluted was the same for the respective three month periods.  Our net loss was $1,419,092 for the nine months ended September 30, 2010, compared to a loss of $1,536,943 for the nine months ended September 30, 2009. The primary reason for the difference in the decrease in net loss in the comparable nine month periods results from decreases in research and development expenses related to preparing the lead drug candidate, BP-100-1.01 for the upcoming clinical trial.

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

On June 2, 2010, we executed a purchase agreement, or the LPC Purchase Agreement, and a registration rights agreement, or the LPC Registration Rights Agreement, with Lincoln Park Capital Fund, LLC, or LPC, pursuant to which LPC purchased 571,429 shares of our common stock together with warrants to purchase an equivalent number of shares at an exercise price of $1.50 per share.  The warrants have a term of two years. Under the LPC Purchase Agreement, we also have the right as of November 12, 2010 to sell to LPC up to an additional $6,500,000 of our common stock at our option as described below.

Pursuant to the LPC Purchase Agreement and the LPC Registration Rights Agreement, we filed a registration statement that included a preliminary prospectus with the U.S. Securities and Exchange Commission, or the SEC, that covered 566,801 shares that have been issued as a commitment fee and up to 6,433,199 of the remaining shares that may be issued to LPC under the LPC Purchase Agreement.  Except for the initial 571,429 shares of common stock purchased by LPC, we did not have the right to commence any sales of our shares to LPC until the SEC had declared effective the registration statement of which that prospectus was a part.  The SEC declared effective the registration statement on July 12, 2010.  From the effective date of the registration statement through November 12, 2010 we have received from LPC gross proceeds of $500,000 and have issued a total of 1,933,003 shares including the aforementioned 566,801 commitment fee shares. Over approximately the next 21 months, we generally have the right to direct LPC to purchase up to an additional $6,500,000 of our common stock in amounts up to $50,000 as often as every three business days under certain conditions. We can also accelerate the amount of our common stock to be purchased under certain circumstances.  No sales of shares may occur at a purchase price below $0.20 per share.  The purchase price of the shares will be based on the market prices of our shares at the time of sale as computed under the LPC Purchase Agreement without any fixed discount.  We may at any time in our sole discretion terminate the LPC Purchase Agreement without fee, penalty or cost upon one business days notice.

In addition to the above described LPC agreement, we are seeking to raise up to Seven Hundred Fifty Thousand Dollars ($750,000) through the sell of common stock in a Private Placement Offering.  We have to date received commitments for approximately $250,000 and expect to close the total offering by the end of this fiscal year. The Placement Agent has a specific targeted list of potential investors for the total remaining capital amount.  However, there can be no assurance the remaining $500,000 will be placed.

The Company received a grant of $244,479 from the United States Government to help fund the Company’s Phase I clinical trial of its lead cancer drug candidate BP-100-1.01 .  The grant was made through the U. S. Government’s Qualifying Therapeutic Discover Project Program, established under the Patient Protection and Affordable Care Act.  The Internal Revenue Service in consultation with the U.S. Department of Health and Human Services qualified investments attributable to the program.  We expect to receive the funds from the grant by the end of the year 2010.

At September 30, 2010, we had cash of $105,577 compared to $567,249 at December 31, 2009.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the nine months ended September 30, 2010 was $995,584 compared to $1,343,806 for the nine months ended September 30, 2009. The significant decrease in net cash used results from the majority of the manufacturing and drug research expenses for BP-100-1.01 being paid in 2009. Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by our cash assets.

Currently all of our cash is, and has been, generated from financing activities.   We raised a total of $200,000 net cash from financing activities for the three months ended September 30, 2010.  Since inception we have net cash from financing activities of $4,485,751. We believe that our available cash and future cash proceeds to be received from the sale of shares of our common stock under the LPC Purchase Agreement, the existing Private Placement Offering and the grant award of $244,479 will be sufficient to fund our liquidity and capital expenditure requirements through the second quarter 2011.  We need to raise additional capital to completely implement our business model.  There can be no assurance that we will be able to raise cash when it is needed to fund our operations.

Contractual Obligations and Commitments

Bio-Path has entered into the License Agreements with M. D. Anderson relating to its technology. A summary of certain material terms of each of the License Agreements is detailed in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2009.

In September 2008, we entered into a supply agreement with Althea Technologies, Inc. for the manufacture of BP-100-1.01 for our upcoming Phase I Clinical Trial.  Althea is a contract manufacturer who will formulate and lyophilize our BP-100-1.01 product requirements according to current Good Manufacturing Practices (cGMP).  The contract includes estimated remaining payments by Bio-Path of approximately $150,000.  Bio-Path has the right to terminate the agreement at any time, subject to payment of a termination fee to Althea.  The termination fee is not material.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive  officer and principal financial  officer, as appropriate, to allow timely decisions regarding required disclosures.

As of September 30, 2010, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period of this report that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July through November 12, 2010, the Company sold to LPC a total of 1,933,003 shares of common stock.  The Company received  net proceeds from these sells of $500,000.

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

Dated: November 15, 2010	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive Officer, Chief Financial Officer, Principal Financial Officer