Form 10-K
period 2010-12-31
BIO-PATH HOLDINGS INC
filed 2011-03-31
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Issuer’s telephone no., including area code: (801) 801 580 2326

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock $0.001 par value

-Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
-Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
-Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The Issuer’s revenues for the fiscal year ended December 31, 2010 were $-0-.

As of March 29, 2011, there were 49,400,605 of the Issuer’s common stock issued and outstanding.   The aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $13,864,359 as of June 30, 2010, the last business day of the Issuer’s most recently completed second fiscal quarter, based on the last sales price of the Issuer’s common stock as reported on the OTCBB on such date of $0.43 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the Issuer’s common stock are assumed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

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

Our business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into authentic therapeutic drugs products.  Our strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of M. D. Anderson, to advance these candidates into initial human efficacy trials (Phase IIA), and out-license each successful potential drug and/or the drug delivery  techonolgy to a pharmaceutical company.

Research and Development

Our research and development is currently conducted through agreements we have with M. D. Anderson.

Recent Updated Information

On March 12, 2010, we issued a press release announcing  that the US Food and Drug Administration (FDA) has allowed an IND (Investigational New Drug) for our lead cancer drug candidate liposomal BP-100-1.01 to proceed into clinical trials.  The IND review process was performed by the FDA’s Division of Oncology Products and involved a comprehensive review of data submitted by Bio-Path covering pre-clinical studies, safety, chemistry, manufacturing and controls, and the protocol for the Phase I clinical trial.   Bio-Path is developing a neutral lipid-based liposome delivery technology for nucleic acid cancer drugs (including antisense and siRNA molecules).  Bio-Path’s drug candidate liposomal BP-100-1.01 is an antisense drug substance targeted to treat several types of cancer.  The FDA’s clearance of the IND allowed Bio-Path to proceed with a Phase I clinical trial in patients with chronic myelogenous leukemia (CML), acute myeloid leukemia (AML), acute lymphoblastic leukemia (ALL) and myelodysplastic syndrome (MDS).

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

           Through the end of the first quarter of 2011, the Company had enrolled seven patients into its Phase I clinical trial of its lead cancer drug product Liposomal-Grb-2 (also “BP-100-1.01”). Two additional patients were in the process of being enrolled at the end of March 2011.  Patients eligible for enrollment have refractory or relapsed Acute Myeloid Leukemia (AML), Philadelphia Chromosome Positive Chronic Myelogenous Leukemia (CML), or Acute Lymphoblastic Leukemia (ALL), and Myelodysplastic Syndrome (MDS) and who have failed other approved treatments.  At the low initial dose levels in the clinical trial, it has taken longer than expected for the Principal Investigator to recruit patients into the trial.  In addition, four of the initial patients were unable to stay on the entire four week treatment cycle because of progressive disease (which was unrelated to the trial), and consequently, had to be withdrawn from the study before completion of testing.  However, two of the three patients that completed the full four week treatment cycle of the Phase I trial were placed on continuing treatment for additional cycles based on the Principal Investigator’s assessment that they were receiving benefit from the drug.  Bio-Path’s approved protocol for the Phase I clinical trial provides that the Principal Investigator may continue treatment of a patient beyond the initial cycle if in the Principal Investigator’s opinion the patient is exhibiting stable disease, or else, have improvement of their disease.  In the circumstance where a patient is continuing treatment beyond the requirements of the Phase I trial, the Company is required to supply drug at no charge for the continuing treatments but does not incur additional hospital costs.  Although it is too early to draw any scientific conclusions about the effect that the Company’s drug candidate Liposomal-Grb-2 has on patients being treated in the trial, the effects of apparent stabilization in some patients is expected help in recruiting new patients to the clinical trial.  In this regard, the Company was very encouraged by the recent new enrollment of two new patients into the trial.

Projecting forward from this point to an anticipated end of the Phase I clinical trial, it is expected that an additional twelve months could be required to complete all testing.  This assumes that patient recruitment improves to something near the projected rate for this clinical trial.  Additional costs to completion of the Phase I clinical trial are estimated to range from $750,000 to $1.2 million.  The number of additional patients required will be at least 13-16, and an additional cost factor is the number of patients that benefit from the treatment and are placed on continuing therapy beyond the requirements of the clinical trial.  The Company believes it has sufficient resources and access to additional resources if needed to fund these operations.

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

Plan of Operation

Our plan of operation over the next 24 months is focused on achievement of milestones with the intent to demonstrate clinical proof-of concept of our drug delivery technology and lead drug products. Furthermore, subject to adequate capital, we will attempt to validate our business model by in-licensing additional products to broaden our drug product pipeline.

We anticipate that we will need to raise approximately $8,000,000 to completely implement our current business plan, which includes Phase I clinical trials in two additional drug products in addition to the drug product L-Grb-2 currently in a Phase I clinical trial.  We have completed several financings for use in our Bio-Path operations and have received total net proceeds of $4,825,530.  In addition, in June of 2010, the Company signed an equity purchase agreement (“LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), a Chicago-based institutional investor, pursuant to which the Company has the right to sell shares of its common stock to LPC from time to time over a 24-month period in amounts between $50,000 and $1,000,000 up to an aggregate amount of $7 million depending upon certain conditions set forth in the purchase agreement.

Our short term plan is to achieve three key milestones:

(1)  conduct and conclude a Phase I clinical trial of our lead drug BP-100-1.01, which if successful, will validate our liposomal delivery technology for nucleic acid drug products.  As described above we recently began in July, 2010 dosing patients under Phase I clinical trials of our BP-100-1.01 drug;

(2)  perform necessary pre-clinical studies in our lead liposomal siRNA drug candidate, BP-100-2.01 to enable the filing of an IND for a Phase I clinical trial; and

(3)  out-license (non-exclusively) our delivery technology for either antisense or siRNA to a pharmaceutical partner to speed development applications of our technology.

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

This enabled the Company to commence its Phase I clinical trial to study L-Grb-2 in human patients, which began shortly after the end of the second Quarter 2010.  During  _the second and third quarters of 2010, a total of five (5) patients were enrolled and received treatment in the Phase I clinical trial.  The Principal Investigator at M. D. Anderson is actively evaluating new patient candidates for the clinical trial.  The Company expects the Phase I clinical trial to last approximately another twelve months, primarily depending on the rate of enrollment of patients into the trial.  The second of the Company’s two lead drug candidates will be ready for a clinical trial after receiving an IND from the FDA.

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

BP-100-2.01

BP-100-2.01 is our lead siRNA drug, which will be clinically tested for validation as a novel, targeted ovarian cancer therapeutic agent.  The Company prepared a review package of the testing material for this drug product and reviewed the information with the FDA.  Based on this review and feedback, performing the remaining pre-clinical development work for BP-100-2.01 that is expected to be required for an IND is budgeted for $225,000. The additional pre-clinical work is expected to include two toxicity studies in mice and primates.

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

siRNA  Small interfering RNA (siRNA), sometimes known as short interfering RNA or silencing RNA, is a class of 20-25 nucleotide-long double-stranded RNA molecules that play a variety of roles in biology. Most notably, siRNA is involved in the RNA interference (RNAi) pathway, where it interferes with the expression of a specific gene.  A therapeutic siRNA drug is designed to block the cell’s ability to produce a disease causing protein, effectively controlling the disease.

Projected Financing Needs

We anticipate that will need to raise an additional $8,000,000 to complete our $10 million fund raising objectives, which will enable us to conduct additional clinical trials in other Bio-Path drug candidates and extend operations.

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

We have generated approximately three full years of financial information  and have demonstrated that we have been able to expand our business through an increased investment in our technology and trials. We cannot guarantee that plans as described in this report will be successful or that we can continue to to receive additional capital investment. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods. If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

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

Relationship with M. D. Anderson

Bio-Path was founded to focus on bringing the capital and expertise needed to translate drug candidates developed at M. D. Anderson (and potentially other research institutions) into real treatment therapies for cancer patients.  To carry out this mission, Bio-Path  negotiated agreements with  M. D. Anderson that will:

•	allow Bio-Path to develop M. D. Anderson’s lipid delivery technology;
•	give Bio-Path ongoing access to M. D. Anderson’s inventory of antisense and siRNA drug candidates for drug development that employ the lipid delivery technology;
•	provide rapid communication to Bio-Path of new drug candidate disclosures in the Technology Transfer Office.

Bio-Path’s Chief Executive Officer is experienced working with M. D. Anderson and its personnel.  Bio-Path believes that if Bio-Path obtains adequate financing, Bio-Path will be positioned to translate current and future M. D. Anderson technology into real treatments for cancer patients.  This in turn is could provide a steady flow of cancer drug candidates for out-licensing to pharmaceutical partners.

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

License Agreements

We have entered into three Patent and Technology License Agreements (the “License Agreements”) with M. D. Anderson relating to its technology.

These License Agreements relate to the following technologies: 1) a lead siRNA drug product; 2) two single nucleic acid (antisense) drug products; and 3) delivery technology platform for nucleic acids. These licenses require, among other things, that we reimburse M. D. Anderson for ongoing patent expense. One license requires us to raise at least $2.5 million in funding and, based on the aggregate amount raised, we have agreed to sponsor additional research at M. D. Anderson's laboratories. To maintain our rights to the licensed technology, we must meet certain development and funding milestones.

These License Agreements require, among other things, the Company to reimburse M. D. Anderson for ongoing patent expense.  Accrued license payments totaling $74,217 are included in Current Liabilities as of December 31, 2010.  As of December 31, 2010, the Company estimates reimbursable patent expenses will total approximately $200,000.  The Company will be required to pay when invoiced the patent expenses at the rate of $25,000 per quarter.

August 2009 License

The most recent of such License Agreements was entered into effective August 27, 2009. Such License Agreement relates to the development of liposome tumor targeting technology. Bio-Path is currently developing a neutral-lipid based liposome delivery technology for nucleic acid cancer drugs (including antisense and siRNA molecules). The new technology, being licensed in the field of neutral lipid-based liposome delivery of antisense technologies and FAK siRNA, is projected to enhance our liposome delivery technology by adding vectors to the liposomes targeted to a receptor that is specifically over-expressed on a majority of solid and hematological tumors and on 80 percent of metastatic epithelial tumors. We believe this liposome tumor-targeting technology for antisense and FAK siRNA delivery is a highly promising strategy for treating primary and metastatic cancers.

The historical perspective of cancer treatments has been drugs that affect the entire body. Advances in the past decade have shifted to treating the tumor tissue itself. One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease causing proteins while having little or no effect on other healthy tissue. Nucleic acid drugs, specifically antisense and siRNA, are two of the most promising fields of targeted therapy. Development of antisense and siRNA, however, has been limited by the lack of a suitable method to deliver these drugs to the diseased cells with high uptake into the cell and without causing toxicity. Bio-Path’s currently licensed neutral-lipid based liposome technology is designed to accomplish this. Studies have shown a tenfold to thirtyfold increase in tumor cell uptake with this technology compared to other delivery methods. Our first drug with this delivery technology commenced a Phase I clinical trial in 2010.

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

In June 2008, we entered into a Project Plan Agreement with Althea Technologies, Inc. (“Althea”) relating to supply of drug product for our first Phase I clinical trials of our BP-100-1.01 drug.  In September 2008 we executed a definitive agreement with Althea. Althea is a San Diego-based contract developer and manufacturer of biologic and injectable products, with fully integrated services to support clients with product development expertise and finished cGMP product from pre-clinical development through commercial supply.  In January 2010, Althea delivered a final drug product batch to the Company, which completed all obligations under the contract.  In the future, the Company intends to purchase additional drug product from Althea as needed  to support clinical testing programs.

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

Agreement with Acorn CRO

On April 23, 2009, we announced that had we entered into an agreement with ACORN CRO, a full service, oncology-focused clinical research organization (CRO), to provide us with a contract medical officer and potentially other clinical trial support services.  Under such agreement, Bradley G. Somer, M. D., started  serving as our Medical Officer and medical liaison for the conduct of our upcoming Phase I clinical study of liposomal BP-100-1.01 in refractory or relapsed Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Acute Lymphoblastic Leukemia (ALL) and Myelodysplastic Syndrome (MDS).

Employees

We currently employ two (2) full time employees.  We also have contractual relationships with 6 additional professionals who perform medical officer, regulatory and drug development duties.  We expect to hire additional employees once additional funding has been secured that will enable additional clinical programs to be undertaken.

Scientific Advisors

Our Scientific Advisors consist of the following scientists and oncologists:

Gabriel Lopez-Berestein, M. D. – Co-founder of Bio-Path;  Professor of Medicine and Internist, Director, Cancer Therapeutics Discovery Program, Chief, Section of Immunobiology and Drug Carriers at M. D. Anderson Cancer Center.

Anil Sood, M. D. -  Co-founder of Bio-Path; Professor, Department of Gynecologic Oncology & Professor, Department of Cancer Biology M. D. Anderson Cancer Center; Director, Ovarian Cancer Research & Director, Blanton-Davis Ovarian Cancer Research Program; Faculty Scholar Award, M. D. Anderson Cancer Center.

Ana M. Tari, Ph.D., M.S. - Co-founder of Bio-Path; Associate Professor, at the University of Florida at Gainsville.  In addition to her position at the University of Florida, Dr. Tari currenlty is also  Director, Preclinical Operations and Research for Bio-Path Holdings, Inc.

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

No revenues in the foreseeable future.  Bio-Path Subsidiary has never generated revenues and does not expect any revenues to be generated in the foreseeable future.  The drug development process is a lengthy process and no revenues from product sales will be generated for several years, if ever.  However; in the fourth quarter of 2010, Bio-Path  did receive notification of a grant from the Internal Revenue Service  in the amount of $244,479.  This grant is accounted for on the Balance Sheet ending December 31, 2010 as a Grant Receiveable.  The money was received in February 2011.

Need for additional capital. Our business plan calls for us to raise an additional approximately $10,000,000 from the sale of our securities.  We have raised in net proceeds of approximately $4,825,530.  In addition, we have sold or committed to sell approximately $1,400,000 of our securities in a private placement offering.

Additionally, we may direct LPC to purchase up to an additional $6,500,000 worth of shares of our common stock under the LPC Purchase Agreement.  The extent we rely on LPC as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.

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

We have had a history of operating losses and we may never achieve profitability. If we continue to incur operating losses, we may be unable to continue our operations.      From inception on May 10, 2007 through December 31, 2010, we had a cumulative net loss of $7,185,402. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

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

As a result of the recent FDA approval of our application to commence Phase 1 clinical trials, we  have commenced Phase 1 clinical trials for our BP -100-1.01 in 2010. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for this product candidate.

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or yield unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidates.   We have commenced dosing patients in our Phase I clinical trials on our BP-100-1.01.  We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.  Many of clinical trials are conducted under the oversight of Independent Data Monitoring Committees (or IDMCs). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results.

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

The Company does have patent product litigation liability in place.  However: it may not be sufficient to cover litigations circumstances.

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

No sales, marketing and distribution capabilities. We currently have no sales, marketing, or distribution capabilities and do not intend to develop such capabilities in the foreseeable future. If we are unable to establish sales, marketing, or distribution capabilities either by developing our own sales, marketing and distribution organization or by entering into agreements with others, we may be unable to successfully sell any products that we are able to begin to commercialize. If we, and our strategic partners, are unable to effectively sell our products, our ability to generate revenues will be harmed. We may not be able to hire, in a timely manner, the qualified sales and marketing personnel for our needs, if at all. In addition, we may not be able to enter into any marketing or distribution agreements on acceptable terms, if at all. If we cannot establish sales, marketing and distribution capabilities as we intend, either by developing our own capabilities or entering into agreements with third parties, sales of future products, if any, will be harmed.

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

Clinical trials.  In order to obtain regulatory approvals for the commercial sale of our products, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates.  We have recently commenced dosing patients in our Phase I clinical trials for BP-100-1.01.  We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to  move on to Phase II or Phase III clinical trials or commence and complete any other clinical trials for any other products.

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

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities. In recent years, several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. Unless we are in full compliance with these laws, we could face enforcement actions and fines and other penalties and could receive adverse publicity, all of which could harm our business.

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

Penny stock.   Our common stock is considered to be a "penny stock."  The SEC has adopted rules under Section 15(g) of the Securities Exchange Act of 1934, as amended, which generally defines "penny stock" to be any equity security that meets one or more of the following: (i) has a market price less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions; (ii) is NOT traded on a "recognized" national exchange; (iii) is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and institutional accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker- dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.  Potential investors in our common stock are urged to obtain and read such disclosure documents and information carefully before purchasing any securities that are deemed to be "penny stock."

In addition to the "penny stock" rules promulgated by the SEC, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently do not have any significant facilities.  We lease a small office in each of Ogden, Utah and Houston, Texas.  Offices will be expanded as additional employees join Bio-Path.  Due to the anticipated use of the PDC or another laboratory company for pre-clinical development of our sponsored drug candidates, Bio-Path does not foresee at this time the need to lease laboratory space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is quoted on the OTCBB under the symbol “BPTH”.  There has been limited trading in our common stock.  The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal Year Ended December 31, 2009

First Fiscal Quarter	$.90	$.61
Second Fiscal Quarter	$.90	$.35
Third Fiscal Quarter	$.87	$.50
Fourth Fiscal Quarter	$.87	$.50

Fiscal Year Ended December 31, 2010

First Fiscal Quarter	$.71	$.27
Second Fiscal Quarter	$.46	$.33
Third Fiscal Quarter	$.45	$.35
Fourth Fiscal Quarter	$.45	$.35

Holders

As of March 29, 2011 there were 49,400,605 shares of common stock outstanding and approximately  239 shareholders of record.

Dividends

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Equity Compensation Plan Information

Plan Category	Number of Shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders (1)	3,287,188	$1.27	7.6 yrs.	3,712,812
Equity compensation plans not approved by shareholders	—	—	—	—

(1)           Reflects number of shares of common stock to be issued upon exercise of outstanding options and warrants under all of our equity compensation plans, including our 2007 Stock Incentive Plan.  No shares of common stock are available for future issuance under any of our equity compensation plans, except the 2007 Stock Incentive Plan. The outstanding options and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.  Remaining average term to expiration of options outstanding is as of March 26, 2011.

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

Plan of Operation

See Item 1 of this Form 10-K.

Results of Operations for Year Ended December 31, 2010.

Results of Operations for the twelve months ended December 31, 2010 and December 31, 2009.

We have no operating revenues since our inception; however, we did receive a grant in the amount of $244,479 and is accounted for as a Grant Receivable on our 2010 Balance Sheet and accounted for as other income on our Statements of Operations.  The proceeds of the grant were received in the first quarter of 2011.   Our operating expenses for the twelve months ended December 31, 2010 were $2,326,429 and included general and administrative expenses of $704,884, fair value expense of stock options and warrants of $477,356 and amortization expense of $ 197,268 for our technology licenses.  We expended $1,144,189 on research and development costs during the year ended December 31, 2010.

Our operating expenses for the year ended December 31, 2009 were $1,973,122 and included general and administrative expenses of $721,029, fair value expense of stock options, warrants and stock issued for services of $588,857 and amortization expense of $182,981 for our technology licenses.  We expended $663,236 on research and development costs during the year ended December 31, 2009.

We had interest income of $1,302 for the twelve months ended December 31, 2010 compared to interest income of $4,456 for the year ended December 31, 2009. Our interest income was derived from cash and cash equivalents net of bank fees.

Our net loss was $2,081,500 for the twelve months ended December 31, 2010 compared to a net loss of $1,969,738 for the year ended December 31, 2009.  Net loss per share, both basic and diluted was $.04 for the twelve months ended December 31, 2010 and $.05 for the twelve months ended December 31, 2009.

Liquidity and Capital Resources as of December 31, 2010

At December 31, 2010, we had cash of $238,565 compared to $567,249 at December 31, 2009.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operating activities during the year ended December 31, 2010 was $1,148,156 compared to net cash used in operating activities of $1,567,446 for the year ended December 31, 2009.  Inasmuch as we have not yet generated revenues and only limited income of $244,479 from the grant received in 2011, our entire expenses of operations in 2010 have been funded by our proceeds from the sale of common stock.

Currently all of our cash is, and has been, generated from financing activities with the exception of the grant received of $244,479 in 2011.   Net cash provided by financing activities in 2010 was $1,049,127 compared to $737,624 for 2009.  Since inception we have net cash from financing activities of $4,825,530. As discussed in our Plan of Operation above, we believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through the second quarter of 2011.  We believe that we will need to raise approximately $1,500,000 in net proceeds to fund our operations through the second quarter of 2011 and approximately $8,000,000 in net proceeds to completely implement our current business plan.  We do need to raise additional capital during 2011, in order to fund our operations in 2011 and 2012.  Through March 29, 2011, we have sold or committed to sell a total of $1,400,000 of our securities pursuant to a private placement.  There can be no assurance that we will be able to continue to raise cash when it is needed to fund our operations.

Future capital needs

We anticipate that the total cost of additional needed funds for Phase I Clinical trials of our BP-100-1.01 will range from $1,000,000 to $1,500,000.  As mentioned in the preceding paragraph,  we have raised or committed  through March  29, 2011 approximately $1,400,000 to meet the required funds for the completion of BP-100-1.01 We anticipate that we must raise additional funds to continue our business model..  Inasmuch as we have received limited income from operations, we are required to depend upon the sale of our securities as our principal sources of cash for the foreseeable future.  There can be no assurance that we will be able to continue to raise cash through the sale of our securities in the future.  The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete the clinical trials that are required in order for us to obtain FDA and foreign regulatory approval of products, depend upon the amount of money we have.  We have attempted to reduce overhead expenses due to the limited amount of funds available.  Future research and clinical study costs are not presently determinable due to many factors, including the inherent uncertainty of these costs and the uncertainty as to timing, source, and amount of capital that will become available for these projects. We intend to attempt to raise additional capital in the second and/or third quarter of 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

Bio-Path has entered into three Patent and Technology License Agreements with M. D. Anderson relating to its technology.  See Item 1 of this Form 10-K.

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

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash.  The Company maintains its cash balances with one major commercial bank, J. P. Morgan Chase Bank.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  As a result, all of the Company’s cash balances on December 31, 2010 are covered by the FDIC.

Intangible Assets/Impairment of Long-Lived Assets.  As of December 31, 2010, Other Assets totals $2,464,067 for the Company’s three technology licenses, comprised of $3,043,821 in value acquiring the Company’s technology licenses and its intellectual property, less accumulated amortization of $579,754.  The technology value consists of $460,000 in cash paid or accrued to be paid to MD Anderson, plus 3,138,889 shares of common stock granted to MD Anderson valued at $2,354,166.  This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology licenses became effective.  As of December 31, 2010 accrued payments to be made to M. D. Anderson totaled $74,217, and such payments are expected to be made in 2011. The Company accounts for the impairment and disposition of its long-lived assets in accordance with generally accepted accounting principles (GAAP).  Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable.  The Company estimates that approximately $190,000 will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022.

Research and Development. Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP.  For the year 2010, the Company had $1,144,189 of costs classified as research and development expense.  Of this amount, $197,268 was for amortization of the technology license, $666,730 was for drug product material expensed and the balance of approximately $280,000 is comprised of costs for clinical trial expenses and hospital costs, drug product testing, advisory services and other R&D activities.  For the year 2009, the Company had $480,255 of costs classified as research and development expense.  Of this amount, approximately $280,000 is comprised of raw materials and costs for the Company’s raw material suppliers and contract drug manufacturer to perform unplanned additional engineering test runs of the Company’s lead drug product in advance of manufacturing a current Good Manufacturing Practice (cGMP) clinical batch of this drug for use in an upcoming Phase I Clinical Trial.

Stock-Based Compensation — The Company has accounted for stock-based compensation under the provisions of  GAAP, which requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

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

Total stock option expense for the year 2010 being reported on totaled $477,356. There were no stock option awards granted in 2010.  Total stock option expense for the year 2009 being reported on totaled $588,857.

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

Net Loss Per Share.  In accordance with GAAP, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Although there were warrants and stock options outstanding during 2010 and 2009, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists.  Consequently, diluted net loss per share is not presented in the financial statements for the years 2010 and 2009. The calculation of Basic and Diluted earnings per share for 2010 did not include 2,671,772 shares and 5,697,049 shares issuable pursuant to the exercise of vested common stock and vested warrants, respectively, as of December 31, 2010 as the effect would be anti-dilutive. The calculation of Basic and Diluted earnings per share for 2009 did not include 985,937 shares and 85,620 shares issuable pursuant to the exercise of vested common stock and vested warrants, respectively, as of December 31, 2009 as the effect would be anti-dilutive.

Comprehensive Income — Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders.  At December 31, 2010, the Company has no reportable differences between net loss and comprehensive loss.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from the Company’s estimates.

Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (FASB) issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010.  This amendment did not have an impact on our financial statements.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011.  These additional requirements are not expected to have a material impact on the financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

None.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2010.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2010.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The current directors and officers of Bio-Path Holdings, Inc. who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position - Committee

Peter Nielsen	61	Chief Executive Officer/President/Chief Financial Officer/Treasurer/ Chairman of the Board and Director

Douglas P. Morris	55	Vice President of Corporate Development/ Secretary/Director

Gillian Ivers-Read	57	Director

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

Board of Directors

Our operations are managed under the broad supervision of the board of directors, which has ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. Our board of directors is currently comprised of two independent directors and two non-independent directors. The board of directors has determined that current director, Gillian Ivers-Read is “independent” as independence is defined under the listing standards for The Nasdaq Stock Market. The board based these determinations primarily on a review of the responses our directors provided to questions regarding employment and compensation history, affiliations and family and other relationships.

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

Kevin Rando, MBA.  Mr. Rando has nearly twenty years experience in the pharmaceutical industry as a clinical research professional in clinical trial operations and as a monitor of clinical trials.  He has experience in clinical research associate staffing, management, & training and protocol site management in pharmacy audit.  Mr. Rando also performs protocol and CRF design/review and database review.

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

Ana Tari, Ph.D.  Dr. Tari is an Associate Professor at the University of Florida at Gainsville.  Dr. Tari was the lead researcher who has developed Bio-Path’s lead cancer drug BP-100-1.01.  In addition to her position at the University of Florida, Dr. Tari serves as Director of Preclinical Operations and Research for Bio-Path Holdings, Inc.

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

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)			Stock Option ($)	Total ($)
Peter Nielsen, CEO, President,	2010	$250,000		$100,000	a/	-0-	$350,000
Chairman	2009	$250,000		-0-		-0-	$250,000
	2008	$250,000	$			$1,491,000	$1,741,000

Douglas P. Morris, VP Corporate	2010	$120,000		$48,000	a/	-0-	$168,000
Corporate Development Director	2009	$120,000		-0-		-0-	$120,000
	2008	$120,000		-0-		$994,000	$1,114,000

a/  In 2008, the Board’s compensation committee awarded Mr. Nielsen and Mr. Morris each a bonus equal to 40% of their base salary.  During 2010, the Company paid these bonuses to Mr. Nielsen and Mr. Morris in the amounts of $100,000 and $48,000, respectively.  Substantially all of this expense had been previously accrued as bonus expense in 2009 and in the first and second quarters of 2010.

In 2008, we granted Mr. Nielsen options to purchase 1,500,000 shares of our common stock at $1.40 per share, the fair market value on the date of grant.  In 2008 we granted Mr. Morris options to purchase 1,000,000 shares of our common stock at $1.40 per share, the fair market value on the date of grant.  Each of these grants of options were ½ vested at the time of grant with the remaining ½ vesting monthly over a three year period.  This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules.

Stock Option Grants and Exercises During the Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning stock option grants made during the fiscal year ended December 31, 2010 and 2009, to our executive officers named in the “Summary Compensation Table” above. The fair value information in the far right column is for illustration purposes only and is not intended to predict the future price of our Common Stock. The actual future value of the stock options will depend on the market value of the Common Stock.

GRANTS OF PLAN-BASED AWARDS

All Other
Options
		Awards:	Exercise
		Number of	or Base	Grant Date
		Securities	Price of	Fair Value
	Grant	Underlying	Option	of Option
Name	Date	Options (#)	Awards (1)	Awards

Peter Nielsen	10/7/08	1,500,000	$1.40	$.99
Douglas Morris	10/7/08	1,000,000	$1.40	$.99

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

The following table sets forth certain information with respect to outstanding stock option and warrant awards of the named executive officers for the fiscal year ended December 31, 2010.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

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

Option Exercises

No officer or director exercised any option during the fiscal year ended December 31, 2010.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our common stock beneficially owned at March 26, 2011 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding Units of its common stock.

Shareholder	Shares Owned	Percentage

Peter Nielsen (1) (2)	6,560,265	12.9%
Douglas P. Morris (1) (3)	2,564,467	5.1%
Dr. Tom Garrison (4)	3,396,767	6.8%
Gillian Ivers-Read (1) (5)	198,609	*
M. D. Anderson 7515 S. Main, Suite 490, Unit 0510 Houston Texas 77030	6,930,025	14.0%

All officers and directors as a group(1)-(5)	12,720,108	24.1%

*Less than 1%

(1)           These are the officers and directors of Bio-Path.

(2)           Includes 5,164,433 shares owned of record and 1,395,832 shares issuable upon the exercise  of options that are currently exercisable or will be exercisable within 60 days Mr. Nielsen’s additional options vest monthly over the next 12 months. If such option were to fully vest, he would have the right to purchase a total of 1,500,000 shares at $1.40 per share.

(3)           Includes 1,633,911 shares owned of record and 930,556 shares issuable upon the exercise of options that are currently exercisable or will be exercisable within 60 days.  Mr. Morris’s additional options vest monthly over the next 12 months. If such option were to fully vest, he would have the right to purchase a total of 1,000,000 shares at $1.40 per share.

(4)           Includes 2,646,767 shares owned of record and 750,000 shares issuable upon the exercise of currently exercisable warrants at a price of $1.50 per share. Dr. Garrison’s owns additional options which vest monthly over the next 36 months.

(5)           Ms. Ivers-Read has vested a total of 198,609 options, exercisable at $.90 per share. Ms. Ivers-Read has a total, if fully vested, to purchase an additional 251,391 shares of common stock at a price of $0.90 per share.  These options vest over a period of 36 months.

Stock Options

In April of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 1,165,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of seventy two percent (72%), which was calculated based upon an average of volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted through December 31, 2010 was determined using this methodology is $761,590, which is being expensed over the six years from the date of grant based on the stock option vesting schedule.

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

Warrants

We have a total of 85,620 outstanding warrants issued for service  that are fully vested and which were expensed in the second quarter of 2008.  In addition we have a total of 5,611,429 outstanding warrants that were sold to investors as part of a Unit in various Private Placement Offerings.  The warrants have an exercise period of two years and an exercise price of$1.50 per share.  The warrants expire beginning in June 2011 through January, 2012.

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

For the fiscal years 2010 and 2009, the Audit Committee pre-approved all services described below   in the captions “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees”.

The aggregate fees billed for professional services by Mantyla McReynolds in fiscal year 2010 and 2009:

Type of Fees	2009	2010
Audit Fees	$43,950	$36,320
Audit-Related Fees	-	-
Tax Fees	4,746	2,046
All Other Fees	-	8,445
Total	$48,696	$46,811

ITEM 15.	EXHIBITS

A.	Exhibits

Exhibit Number	Exhibit
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

3.4	Amendment No. 1 to Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on June 21, 2010).

4.1	Specimen Stock certificate (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).

4.2	Form of Warrant issued to Lincoln Park Capital Fund, LLC (incorporated by reference to exhibit 4.1 to the registrant’s current report on Form 8-K filed on June 4, 2010).

10.1	Employment Agreement – Peter Nielsen (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).

10.2	Employment Agreement – Douglas P. Morris (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).

10.3	Drug Product Development and Clinical Supply Agreement (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 16, 2008).

10.4	Amended 2007 Stock Incentive Plan (incorporated by reference to exhibit 4.1 to the registrant’s registration on Form S-8 filed on December 10, 2008).

10.5	Patent and Technology License Agreement (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 24, 2009).

10.6
Purchase Agreement, dated as of June 2, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 4, 2010).

21.1*	Subsidiaries of Bio-Path Holdings, Inc.

31*	Certificate of Chief Executive Officer/Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

32*	Certificate of Chief Executive Officer/ Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: March 31, 2011	By:	/s/ Peter Nielsen
Peter Nielsen
President
Chief Executive Officer
Chief Financial Officer Principal Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Title	Signature

March 31, 2011	President/Chief Executive Officer/Chief Financial Officer/Principal Accounting Officer/	/s/ Peter Nielsen
	Director	Peter Nielsen

March 31, 2011	Secretary and	/s/ Douglas P. Morris
	Director	Douglas P. Morris

March 31, 2011	Director	/s/ Gillian Ivers-Read
Gillian Ivers-Read

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bio-Path Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Bio-Path Holdings, Inc. [a development stage company] as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders' equity, for the years ended December 31, 2010 and 2009, and the period from inception to December 31, 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Path Holdings, Inc., as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, and the period from inception to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds LLC
Mantyla McReynolds LLC
Salt Lake City, Utah
March 31, 2011

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	December 31,
	2010		2009

ASSETS

Current assets
Cash	$238,565		$567,249
Grants receivable	244,479
Prepaid drug product for testing	88,400		608,440
Other current assets	72,993		74,297
Total current assets	644,437		1,249,986

Other assets
Technology licenses	3,043,821		2,814,166
Less Accumulated Amortization	(579,754)		(382,486)
	2,464,067		2,431,680

TOTAL ASSETS	$3,108,504		$3,681,666

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	88,400		6,453
Accrued expense	84,141		133,450
Accrued license payments	74,217		125,000
Total current liabilities	246,758		264,903

Long term debt	-		-

TOTAL LIABILITIES	246,758		264,903

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-		-
Common Stock, $.001 par value, 200,000,000 shares authorized 49,400,605 and 42,649,602 shares issued and outstanding as of 12/31/10 and 12/31/09, respectively	49,401		42,649
Additional paid in capital	9,719,147		7,803,016
Additional paid in capital for shares to be issued a/ b/	278,600	a/	675,000	b/
Accumulated deficit during development stage	(7,185,402)		(5,103,902)
Total shareholders' equity	2,861,746		3,416,763

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,108,504		$3,681,666

a/ Represents 928,667 shares of common stock
b/ Represents 2,700,000 shares of common stock

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD
FROM INCEPTION (MAY 10, 2007) THROUGH DECEMBER 31, 2010

			From inception
			05/10/07 to
	2010	2009	12/31/10

Revenue	$-	$-	$-

Operating expense

Research and development	1,144,189	663,236	2,348,577
General & administrative	704,884	721,029	2,284,357
Stock issued for services	-	-	300,000
Stock options & warrants	477,356	588,857	2,567,451
Total operating expense	2,326,429	1,973,122	7,500,385

Net operating loss	$(2,326,429)	$(1,973,122)	$(7,500,385)

Other income
Interest income	1,302	4,456	73,404
Other income	244,479	-	244,479
Other expense	(852)	(1,072)	(2,900)
Total Other Income	244,929	3,384	314,983

Net Loss Before Income Taxes	(2,081,500)	(1,969,738)	(7,185,402)

Income tax expense	-	-	-

Net Loss	$(2,081,500)	$(1,969,738)	$(7,185,402)

Loss per share

Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.18)

Basic and diluted weighted average number of common shares outstanding	48,153,321	42,347,102	40,298,290

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD
FROM INCEPTION (MAY 10, 2007) THROUGH DECEMBER 31, 2010

			From inception
			05/10/2007 to
	2010	2009	12/31/2010

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(2,081,500)	$(1,969,738)	$(7,185,402)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	197,268	182,981	579,754
Common stock issued for services	-	-	300,000
Stock options and warrants	477,356	588,857	2,567,452
(Increase) decrease in assets
Grants receivable	(244,479)	-	(244,479)
Prepaid drug product for testing	520,040	(315,640)	(88,400)
Other current assets	1,304	8,475	(72,993)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(18,145)	(62,381)	246,757

Net cash used in operating activities	(1,148,156)	(1,567,446)	(3,897,311)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license	(229,655)	(110,000)	(689,654)

Net cash used in investing activities	(229,655)	(110,000)	(689,654)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	1,049,127	737,624	4,405,530

Net cash from financing activities	1,049,127	737,624	4,825,530

NET INCREASE (DECREASE) IN CASH	(328,684)	(939,822)	238,565

Cash, beginning of period	567,249	1,507,071	-

Cash, end of period	$238,565	$567,249	$238,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$44	$401	$445
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes	$-	$-	$420,000
Common stock issued to Placement Agent	$117,300	$16,500	$412,145
Common stock issued to M.D. Anderson for technology license	$-	$-	$2,354,167

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Additional
				Additional	Paid in Captial
		Common Stock		Paid in	Shares to be	Accumulated
Date	Description	Shares	Amount	Capital	Issued	Deficit	Total

May-07	Common stock issued for cash	6,480,994	$6,481	$-	$-	$-	$6,481
Jun-07	Common stock issued for cash	25,000	25				25
	2nd Quarter fund raising expense			(26,773)			(26,773)
	Net loss 2nd Quarter 2007					(56,210)	(56,210)
Balances at June 30, 2007		6,505,994	$6,506	$(26,773)	$-	$(56,210)	$(76,477)

Aug-07	Common stock issued for cash in seed round	3,975,000	3,975	989,775			993,750
Aug-07	Common stock issued for cash in second round	1,333,334	1,333	998,667			1,000,000
Aug-07	Common stock issued to Placement Agent for services	530,833	531	198,844			199,375
	3rd Quarter fund raising expense			(441,887)			(441,887)
	Net loss 3rd Quarter 2007					(81,986)	(81,986)
Balances at September 30, 2007		12,345,161	$12,345	$1,718,626	$-	$(138,196)	$1,592,775

Nov-07	Common stock issued MD Anderson for License	3,138,889	3,139	2,351,028			2,354,167
	4th Quarter fund raising expense			(60,506)			(60,506)
	Net loss 4th Quarter 2007					(143,201)	(143,201)
Balances at December 31, 2007		15,484,050	$15,484	$4,009,148	$-	$(281,397)	$3,743,235

Feb-08	Common stock issued for cash in 3rd round	1,579,400	1,579	1,577,821			1,579,400
Feb-08	Common stock issued to Placement Agent	78,970	79	78,891			78,970
Feb-08	Common stock issued for services	80,000	80	79,920			80,000
Feb-08	Merger with 2.20779528 : 1 exchange ratio	20,801,158	20,801	(20,801)			-
Feb-08	Add merger partner Odgen Golf shareholders	3,600,000	3,600	(3,600)			-
	1st Quarter fund raising expense			(251,902)			(251,902)
	Net loss 1st Quarter 2008					(226,206)	(226,206)
Balances at March 31, 2008		41,623,578	$41,623	$5,469,477	$-	$(507,603)	$5,003,497

Apr-08	Common stock issued to PCS, Inc. in connection with merger	200,000	200	179,800			180,000
Apr-08	Stock option awards			42,216			42,216
Apr-08	Warrants issued for services			36,050			36,050
Apr-08	Share rounding	24					-
	2nd Quarter fund raising expense			(6,243)			(6,243)
	Net loss 2nd Quarter 2008					(496,256)	(496,256)
Balances at June 30, 2008		41,823,602	$41,823	$5,721,300	$-	$(1,003,859)	$4,759,264

	Stock option vesting			30,770			30,770
	3rd Quarter fund raising expense			(12,886)			(12,886)
	Net loss 3rd Quarter 2008					(239,049)	(239,049)
Balances at September 30, 2008		41,823,602	$41,823	$5,739,184	$-	$(1,242,908)	$4,538,099

	Common stock issued for services	100,000	100	39,900			40,000
	Stock option vesting			1,392,202			1,392,202
	4th Quarter fund raising expense			(19,025)			(19,025)
	Net loss 4th Quarter 2008					(1,891,256)	(1,891,256)
Balances at December 31, 2008		41,923,602	$41,923	$7,152,261	$-	$(3,134,164)	$4,060,020

	Stock option vesting			148,727			148,727
	1st Quarter fund raising expense			(4,069)			(4,069)
	Net loss 1st Quarter 2009					(596,694)	(596,694)
Balances at March 31, 2009		41,923,602	$41,923	$7,296,919	$-	$(3,730,858)	$3,607,984

Jun-09	Common stock and warrants for cash 4th round	660,000	660	164,340			165,000
Jun-09	Common stock issued to Placement Agent	66,000	66	16,434			16,500
	Stock option vesting			150,156			150,156
	2nd Quarter fund raising expense			(34,841)			(34,841)
	Net loss 2nd Quarter 2009					(533,049)	(533,049)
Balances at June 30, 2009		42,649,602	$42,649	$7,593,008	$-	$(4,263,907)	$3,371,750

	Stock option vesting			147,685			147,685
	3rd Quarter fund raising expense			(4,891)			(4,891)
	Net loss 3rd Quarter 2009					(407,200)	(407,200)
Balances at September 30, 2009		42,649,602	$42,649	$7,735,802	$-	$(4,671,107)	$3,107,344

	Common stock sold shares to be issued				675,000		675,000
	Stock option vesting			142,288			142,288
	4th Quarter fund raising expense			(75,074)			(75,074)
	Net loss 4th Quarter 2009					(432,795)	(432,795)
Balances at December 31, 2009		42,649,602	$42,649	$7,803,016	$675,000	$(5,103,902)	$3,416,763

Jan-10	Shares issued for common stock sold 4Q09	2,700,000	2,700	672,300	(675,000)		-
Jan-10	Common stock and warrants for cash	900,000	900	224,100			225,000
Jan-10	Common stock issued to Placement Agent	360,000	360	89,640			90,000
May-10	Common stock and warrants for cash	780,000	780	272,220			273,000
May-10	Common stock issued to Placement Agent	78,000	78	27,222			27,300
Jun-10	Due diligence shares issued to Lincoln	12,000	12	4,188			4,200
Jun-10	Common stock and warrants for cash Lincoln	571,429	572	199,428			200,000
Jun-10	Commitment shares issued to Lincoln	566,801	567	197,813			198,380
Jul-10	Common stock for cash Lincoln	375,000	375	149,625			150,000
Jul-10	Commitment shares issued to Lincoln	6,251	7	2,493			2,500
Sep-10	Common stock for cash Lincoln	125,000	125	49,875			50,000
Sep-10	Commitment shares issued to Lincoln	2,084	2	832			834
Oct-10	Common stock for cash Lincoln	135,135	135	49,865			50,000
Oct-10	Commitment Shares issued to Lincoln	2,084	2	769			771
Nov-10	Common stock for cash Lincoln	135,135	135	49,865			50,000
Nov-10	Commitment Shares issued to Lincoln	2,084	2	769			771
Dec-10	Common stock sold shares to be issued				278,600		278,600
Dec-10	Full year 2010 stock option expense			477,356			477,356
Dec-10	Full year 2010 fund raising expense			(552,229)			(552,229)
Dec-10	Full year 2010 Net Loss					(2,081,500)	(2,081,500)
Balances at December 31, 2010		49,400,605	$49,401	$9,719,147	$278,600	$(7,185,402)	$2,861,746

Bio-Path Holdings, Inc.
(A Development Stage Company)

Notes to Financial Statements
December 31, 2010

1.	Organization and Business

Bio-Path Holdings, Inc. (“Bio-Path” or the “Company”) is a development stage company with its lead cancer drug candidate, Liposomal Grb-2 (L-Grb-2 or BP-100-1.01), currently in clinical trials.  The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) dedicated to developing novel cancer drugs under an exclusive license arrangement.  The Company has drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense and small interfering RNA (“siRNA”).  Bio-Path has also licensed liposome tumor targeting technology, which has the potential to be applied to augment the Company’s current delivery technology to improve further the effectiveness of its antisense and siRNA drugs under development as well as future liposome-based delivery technology drugs.  In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with a strong pipeline of promising drug candidates in the future.  Bio-Path expects the working relationship with MD Anderson to provide the opportunity for the Company to broaden its technology to include cancer drugs other than antisense and siRNA.

Bio-Path believes that its core technology, if successful, will enable it to be at the center of emerging genetic and molecular target-based therapeutics that require systemic delivery of DNA and RNA-like material.  The Company’s two lead liposomal antisense drug candidates treat acute myeloid leukemia, chronic myelogenous leukemia, acute lymphoblastic leukemia and follicular lymphoma, and if successful, could potentially be used in treating many other indications of cancer.

Bio-Path is currently treating patients with its lead cancer drug candidate Liposomal Grb-2 (L-Grb-2 or BP-100-1.01) in a Phase I clinical trial.  In March of 2010, Bio-Path received written notification from the U. S. Food and Drug Administration (the “FDA”) that its application for Investigational New Drug (“IND”) status for L-Grb-2 had been granted.  This enabled the Company to commence its Phase I clinical trial to study L-Grb-2 in human patients, which began in the third Quarter 2010.  During the third and fourth quarters of 2010, five patients started treatment in the Phase I clinical trial.  The Principal Investigator at MD Anderson is actively evaluating new patient candidates for the clinical trial.  The Company expects the Phase I clinical trial to last approximately another twelve months, primarily depending on the rate of enrollment of patients into the trial.  The second of the Company’s two lead drug candidates will be ready for a clinical trial after receiving an IND from the FDA.

The Phase I clinical trial is a dose-escalating study to determine the safety and tolerance of escalating doses of L-Grb-2.  The study will also determine the optimal biologically active dose for further development.  The pharmacokinetics of L-Grb-2 in patients will be studied, making it possible to investigate whether the delivery technology performs as expected based on pre-clinical studies in animals.  The trial will evaluate five doses of L-Grb-2 and 18 to 30 patients may be accrued into the study.  The clinical trial is being conducted at The University of Texas MD Anderson Cancer Center.

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

At the end of the year 2010, Bio-Path had $483,044 in cash and grants receivable on hand.  This amount is comprised of $238,565 in cash in Company checking and savings accounts, and a $244,479 grant receivable from the U. S. Government.  The grant receivable represents a grant award Bio-Path received for its application to receive grant funding from the U.S. Government’s Qualifying Therapeutic Discovery Project Program.  The Company received these grant funds during the first week of February 2011.  The Company is also currently raising up to $2 million through the sale of shares of its common stock through a Private Placement Memorandum.  Approximately $1.4 million has been sold and/or committed as of mid-March 2011, and approximately $1,050,000 of this amount was collected into Company accounts with the balance in escrow as of March 31, 2010.  The Company will close the Private Placement at the end of March 2011.  The Company also entered into an Equity Purchase Agreement with Lincoln Park Capital Fund, LLC in the second quarter of 2010.  Since entering into this agreement, the Company has sold Lincoln Park Capital Fund $500,000 of its common stock during the year 2010.  The amount of capital currently being raised as well as the grant funds received should be more than sufficient to fund Bio-Path’s operations into the Summer of 2011, when the Company should have sufficient preliminary data from its Phase I clinical trial to start early assessments of the utility of the drug and the delivery technology.  The Company plans to begin raising significant amounts of additional development capital at anticipated higher share prices once there is demonstration of proof-of-concept of Bio-Path’s technology in human patients.

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

Concentration of Credit Risk -- Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash.  The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  As a result, as of December 31, 2010, all of the Company’s cash balances were covered by the FDIC.

Intangible Assets/Impairment of Long-Lived Assets -- As of December 31, 2010, Other Assets totals $2,464,067 for the Company’s two technology licenses, comprised of $3,043,821 in value acquiring the Company’s technology licenses and its intellectual property, less accumulated amortization of $579,754.  The technology value consists of $689,654 in cash paid or accrued to be paid to MD Anderson, plus 3,138,889 shares of common stock granted to MD Anderson valued at $2,354,167.  This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology licenses became effective.  As of December 31, 2010 accrued payments to be made to M. D. Anderson totaled $74,217, and such payments are expected to be made in 2011. The Company accounts for the impairment and disposition of its long-lived assets in accordance with generally accepted accounting principles (GAAP).  Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable.  The Company estimates that approximately $200,000 will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022.

Research and Development Costs -- Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP.  Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense.  For the year 2010, the Company had $1,144,189 of costs classified as research and development expense.  Of this amount, $197,268 was for amortization of the technology license, $666,730 was for drug product material expensed and the balance of approximately $280,000 is comprised of costs for clinical trial expenses and hospital costs, drug product testing, advisory services and other R&D activities.

Stock-Based Compensation -- The Company has accounted for stock-based compensation under the provisions of GAAP.  The provisions require us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Net Loss Per Share – In accordance with GAAP and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Although there were warrants and stock options outstanding during 2010, under GAAP, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists.  Consequently, diluted net loss per share is not presented in the financial statements for the years 2010 and 2009. The calculation of Basic and Diluted earnings per share for 2010 did not include 2,671,772 shares and 5,697,049 shares issuable pursuant to the exercise of vested common stock and vested warrants, respectively, as of December 31, 2010 as the effect would be anti-dilutive.  The calculation of Basic and Diluted earnings per share for 2009 did not include 1,985,937 shares and 745,620 shares issuable pursuant to the exercise of vested common stock and vested warrants, respectively, as of December 31, 2009 as the effect would be anti-dilutive.  Further, the calculation of Basic and Diluted earnings per share for 2009 did not include 2,700,000 shares that are to be issued subsequent to December 31, 2009 relating to private placement proceeds received prior to that date, nor did it include the 270,000 shares to be issued to the placement agent once these shares are issued.

Comprehensive Income -- Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders.  At December 31, 2010, the Company has no reportable differences between net loss and comprehensive loss.

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

New Accounting Pronouncements -- In January 2010, the Financial Accounting Standards Board (FASB) issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010.  This amendment did not have an impact on our financial statements.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011.  These additional requirements are not expected to have a material impact on the financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

3.    Grants Receivable

As of December 31, 2010, Current Assets included grants receivable of $244,479.  This represents a grant award that Bio-Path received in October 2010 for its application to receive grant funding from the U.S. Government’s Qualifying Therapeutic Discovery Project Program.  The Company received these grant funds during the first week of February 2011.

4.    Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed.  The Company has paid installments to its contract drug manufacturing and raw material suppliers totaling $88,400 during 2010 pursuant to a Project Plan and Supply Agreement (see Note 11.) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial.  This amount is carried on the Balance Sheet as of December 31, 2010 at cost as Prepaid Drug Product for Testing and will be expensed when the drug product is received by the Company in 2011.  The amount of $608,440 carried on the balance sheet as of December 31, 2009 represented costs accumulated and capitalized for drug product that was delivered to the Company in 2010, and consequently, this amount was charged to research and development expense during the year 2010.

5.    Accounts Payable

As of December 31, 2010 and 2009, Current Liabilities included accounts payable of $88,400 and $6,453, respectively.  These amounts were subsequently paid in the first quarter of each succeeding year.

6.    Accrued Expense

As of December 31, 2010 and 2009, Current Liabilities included accrued expense of $84,141 and $133,450, respectively.  For December 31, 2010, this amount included bonus pool accrual of $23,125, accrued patient treatment costs of $16,300 to MD Anderson’s Leukemia Department, clinical operations CRO costs of $17,495 and other expense accruals totaling $27,221.  For December 31, 2009, the bonus pool accrual comprised $92,500 of this amount and accrued expense for payments to the Company’s contract manufacturing supplier totaled $24,000.

7.    Convertible Debt

In 2007, the Company issued $435,000 in notes convertible into common stock at a rate of $.25 per common share.  In 2007, $15,000 of the convertible were repaid in cash and $420,000 of the convertible notes were converted into 1,680,000 shares of Bio-Path common stock and was included in the seed round completed in August of 2007.  No interest was recorded because interest was nominal prior to conversion.  No beneficial conversion feature existed as of the debt issuance date since the conversion rate was greater than or equal to the fair value of the common stock on the issuance date.

8.    Accrued License Payments

Accrued license payments totaling $74,217 and $125,000 were included in Current Liabilities as of December 31, 2010 and 2009, respectively.  These amounts represent patent expenses for the licensed technology expected to be invoiced from M. D. Anderson and maintenance fees needed to keep the licenses underlying patents in current good standing with the institution.  It is expected that the accrued license payments will be made to M. D. Anderson in 2011

9.	Stockholders’ Equity

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

In November and December of 2009, the Company sold shares of common stock and warrants to purchase shares of common stock for $675,000 in cash to investors pursuant to a private placement memorandum.  These shares were not issued by the December 31, 2009 year end.  However, when issued investors received 2,700,000 shares of common stock and warrants to purchase an additional 2,700,000 shares of common stock.  The warrants must be exercised within two years from the date of issuance. The exercise price of the warrants is $1.50 a share.  In connection with this private placement, the Company issued 270,000 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.

In January 2010, the Company issued the above referenced investors 2,700,000 shares of common stock and the warrants to purchase an additional 2,700,000 shares of common stock.  In January 2010, the Company also sold an additional 900,000 shares of common stock and warrants to purchase an additional 900,000 shares of common stock for $225,000 in cash to investors in the Company pursuant to a private placement memorandum.  The warrants must be exercised within two years from the date of issuance and the exercise price is $1.50 a share.  In connection with these private placement sales of equity, the Company issued 360,000 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.

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

In October of 2010, the Company received $50,000 from LPC in exchange for 135,135 shares of the Company’s common stock.  LPC was also issued 2,084 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 135,135 shares of common stock.  No warrants to purchase additional shares of common stock of the Company were issued to Lincoln in connection with the sale of the common stock.

In November of 2010, the Company received $50,000 from LPC in exchange for 135,135 shares of the Company’s common stock.  LPC was also issued 2,084 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 135,135 shares of common stock.  No warrants to purchase additional shares of common stock of the Company were issued to Lincoln in connection with the sale of the common stock.

In November and December of 2010, the Company sold shares of common stock for $278,600 in cash to investors pursuant to a private placement memorandum.  These shares were not issued by the December 31, 2010 year end.  However, when issued investors will receive 928,667 shares of common stock.  In connection with this private placement, the Company will issue 92,867 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.

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

There were no stock options or compensation-based warrants granted in the years 2010 and 2009.  Stock option and warrant awards granted for the year 2008 were estimated to have a weighted average fair value per share of $0.86.  There were no stock options or warrants granted prior to 2008.  The fair value calculation is based on stock options and warrants granted during the period using the Black-Scholes option-pricing model on the date of grant.  In addition, for all stock options and warrants granted, exercise price was determined based on the fair market value as determined by the closing stock price at the date of the grant.  For stock option and compensation-based warrants granted during 2008 the following weighted average assumptions were used in determining fair value:

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

Option activity under the Plan for the years ended December 31, 2010 and 2009, was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)
Year Ended December 31, 2009
Outstanding at December 31, 2008	3,765,000	$1.22	9.6	$25,000
Granted	-
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2009	3,765,000	$1.22	8.6	$13,000
Vested and expected to vest December 31, 2009	1,985,937	$1.34	8.7	$4,130
Exercisable at December 31, 2009	31,771	$0.30	7.9	$4,130

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)
Year Ended December 31, 2010
Outstanding at December 31, 2009	3,765,000	$1.22	8.6	$13,000
Granted	-
Exercised	-	-
Forfeited/expired	(477,812)	$0.85	5.2
Outstanding at December 31, 2010	3,287,188	$1.27	7.6	$5,000
Vested and expected to vest December 31, 2010	2,671,772	$1.30	7.7	$2,839
Exercisable at December 31, 2010	56,771	$0.30	7.3	$2,839

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2010 and 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010 or 2009, respectively.  This amount changes based on the fair market value of the Company’s stock.

A summary of options outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(Years)

$0.30	56,771	7.3	$0.30	56,771	$0.30
$0.90	730,417	7.3	$0.90	-	-
$1.40	2,500,000	7.8	$1.40	-	-
	3,287,188	7.6	$1.27	56,771	$0.30

Warrant activity under the Plan for the years ended December 31, 2010 and 2009, was as follows:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
(In years)
Year Ended December 31, 2009
Outstanding at December 31, 2008	85,620	$0.90	3.9	$-
Granted	-
Exercised	-
Forfeited/expired	-
Outstanding at December 31, 2009	85,620	$0.90	2.9	$-
Vested and expected to vest December 31, 2009	85,620	$0.90	2.9	$-
Exercisable at December 31, 2009	-	-	-	-

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
(In years)
Year Ended December 31, 2010
Outstanding at December 31, 2009	85,620	$0.90	3.9	$-
Granted	-
Exercised	-
Forfeited/expired	-
Outstanding at December 31, 2010	85,620	$0.90	2.9	$-
Vested and expected to vest December 31, 2010	85,620	$0.90	2.9	$-
Exercisable at December 31, 2010	-	-	-	-

A summary of warrants outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(Years)

$0.90	85,620	2.9	$0.90	-	-
	85,620	2.9	$0.90	-	-

The amount of warrants exercisable shown in the above table do not include investor warrants to purchase 5,611,429 shares of common stock.  The exercise price of the investor warrants is $1.50.

Stock Option Grants - In April of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 1,165,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  None of these stock options grants were for current management and officers of the Company.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of seventy two percent (72%), which was calculated based upon an average of volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted was determined using this methodology to be $761,590, which is being expensed over the six years following the date of grant based on the stock option service period.

In October of 2008 the Company made stock option grants to management and officers to purchase in the aggregate 2,500,000 shares of the Company’s common stock.  Terms of the stock option grants require that the individuals continue employment with the Company over the vesting period of the option, fifty percent (50%) of which vested upon the date of the grant of the stock options and fifty percent (50%) of which will vest over 3 years from the date that the options were granted.  The exercise price of the options is $1.40 a share.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of eighty four percent (84%), which was calculated based upon taking a weighted average of the volatility of the Company’s common stock and the volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted to management and officers was determined using this methodology to be $2,485,000, half of which was expensed at the date of grant and the balance is being expensed over the three years following the date of grant based on the stock option service period.

In December of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 100,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is three or four years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.30 a share.  None of these stock options grants were for current management and officers of the Company.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of eighty four percent (84%), which was calculated based upon taking a weighted average of the volatility of the Company’s common stock and the volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted was determined using this methodology to be $21,450, which is being expensed over the four years following the date of grant based on the stock option vesting schedule.

There were no stock option awards granted in 2009.  Total stock option expense for the year 2009 totaled $588,857.

There were no stock option awards in 2010.  Total Stock option expense for the year 2010 being reported on totaled $477,356.

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

There were no warrants for services granted in 2009 and there was no warrant expense for the year 2009. The warrants issued in connection with the sale of units of common stock in 2009 were for cash value received and as such were not grants of compensation-based warrants.

There were no warrants for services granted in 2010 and there was no warrant expense for the year 2010 being reported on.

11.	Commitments and Contingencies

Technology License - The Company has negotiated exclusive licenses from M. D. Anderson to develop drug delivery technology for siRNA and antisense drug products and to develop liposome tumor targeting technology.  These licenses require, among other things, the Company to reimburse M. D. Anderson for ongoing patent expense.  Accrued license payments totaling $74,217 are included in Current Liabilities as of December 31, 2010.  As of December 31, 2010, the Company estimates reimbursable patent expenses will total approximately $200,000 over the foreseeable future.  The Company will be required to pay when invoiced the patent expenses at the rate of $25,000 per quarter.

Drug Supplier Project Plan - In June of 2008, Bio-Path entered into a Project Plan agreement with a contract drug manufacturing suppler for delivery of drug product to support commencement of the Company’s Phase I clinical trial of its first cancer drug product.  Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed.  Previously in 2008 and 2009, the Company paid $608,440 to this manufacturer and its drug substance raw material supplier and capitalized these costs on the balance sheet as Drug Product for Testing.  During 2010, this drug product was delivered to the company and the amount capitalized on the balance sheet was expensed (see Note 2.).  During 2010, a final lot of drug product to be manufactured under the Project Plan was in process.  Costs associated with this drug lot totaled $88,400 and were capitalized on the balance sheet as Prepaid Drug Product for Testing.  These costs will be charged to R&D expense once the drug product is delivered to the Company.  With the delivery of this final drug product project, the Project Plan will have been completed and no additional monies beyond the $88,400 will be owed to the drug manufacturing supplier.

Additional Paid In Capital For Shares To Be Issued - In November and December of 2010, the Company sold shares of common stock for $278,600 in cash to investors pursuant to a private placement memorandum.  These shares were not issued by the December 31, 2010 year end.  However, when issued investors will receive 928,667 shares of common stock.  In connection with this private placement, the Company will issue 92,867 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.

Placement Agent Agreement – In the fourth quarter of 2010, the Company entered into a Placement Agent Agreement to raise additional capital.  Under the terms of this Agreement, the Company is required to pay cash and stock commissions to the Placement Agent for funds raised.  As of December 31, 2010 the Company sold shares under this Agreement totaling $278,600.  The Placement Agent was paid a cash commission of $27,860 in December 2010.  The 928,667 shares purchased by investors had not been issued as of December 31, 2010, however, when issued the Company is committed to issuing Placement Agent 92,867 shares representing the stock commission.

12.	Income Taxes

At December 31, 2010, the Company has a net operating loss carryforward for Federal income tax purposes of $4,612,067 which expires in varying amounts during the tax years 2028 and 2029.  The Company recorded an increase in the valuation allowance of $566,894 for the year ended December 31, 2010.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2010	2009
Net Operating Loss (NOL) Carryover	$1,568,103	$1,023,082
Share Based Expense	133,648	112,163
Total Deferred Tax Asset	1,701,751	1,135,245
Less: Valuation Allowance	(1,701,751)	(1,135,245)
Net Deferred Tax Asset	$-	$-

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	December 31,
	2010	2009

Loss Before Income Taxes	$(2,081,500)	$(1,969,738)
Tax Benefit @ Statutory Tax Rate	707,710	669,711
Effects of:
Exclusion of ISO Expense	(140,816)	(140,816)
(Increase)/Decrease in Valuation Allowance	(566,894)	(528,895)
Other
Provision (Benefit) for Income Taxes	$-	$-

The Company adopted the provisions of Financial Accounting Standards, or FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48, on June 1, 2007. As of December 31, 2010 and 2009, the Company has no unrecognized income tax benefits. The Company is in process of completing an analysis of its tax credit carryforwards. Any uncertain tax positions identified in the course of this analysis will not impact its financial statements due to the full valuation allowance.  A reconciliation of our unrecognized tax benefits for the years ending December 31, 2010 and 2009 is presented in the table below:

	December 31,
	2010	2009

Beginning balance	$0.0	$0.0
Additions based on tax positions related to current year	0.0	0.0
Reductions for tax positions of prior years	0.0	0.0
Reductions due to expiration of statute of limitations	0.0	0.0
Settlements with taxing authorities	0.0	0.0
Ending Balance	$0.0	$0.0

The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2010, and 2009.

The tax years from 2007 and forward remain open to examination by federal and Texas authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

13.    Subsequent Events

In October of 2010, the Company commenced raising $750,000 through the sale of shares of its common stock through a Private Placement Memorandum.  Under the terms of the offering, shares of the Company’s common stock will be sold to investors at $0.30 a share.  Share purchases by investors in this offering do not include warrants to purchase additional shares of common stock.  The Placement Agent for this offering will receive a cash commission of ten percent (10%) and issuance of one share of the Company’s common stock for each share sold to investors.  In the first quarter of 2011, the Company amended the Private Placement Memorandum to increase the maximum funds raised to $2 million.  Approximately $1.4 million has been sold and/or committed and $1,050,000 of this amount was collected into Company accounts with the balance in escrow as of March 31, 2011.  The Company expects to close the Private Placement at the end of March 2011.

In February 2011, the Company received $244,479 in grant funds from the U. S. Government.  This represents a grant award that Bio-Path received in October 2010 for its application to receive grant funding from the U.S. Government’s Qualifying Therapeutic Discovery Project Program that was shown in grants receivable on the Balance Sheet as of December 31, 2010.

Through the end of the first quarter of 2011, the Company had enrolled seven patients into its Phase I clinical trial of its lead cancer drug product Liposomal-Grb-2 (also “BP-100-1.01”). Two additional patients were in the process of being enrolled at the end of March 2011.  Patients eligible for enrollment have refractory or relapsed Acute Myeloid Leukemia (AML), Philadelphia Chromosome Positive Chronic Myelogenous Leukemia (CML), or Acute Lymphoblastic Leukemia (ALL), and Myelodysplastic Syndrome (MDS) and who have failed other approved treatments.  At the low initial dose levels in the clinical trial, it has taken longer than expected for the Principal Investigator to recruit patients into the trial.  In addition, four of the initial patients were unable to stay on the entire four week treatment cycle because of progressive disease, which was unrelated to treatment with Liposomal-Grb-2, and consequently, had to be withdrawn from the study before completion of testing.  However, two of the three patients that completed the full four week treatment cycle of the Phase I trial were placed on continuing treatment for additional cycles based on the Principal Investigator’s assessment that they were receiving benefit from the drug.  Bio-Path’s approved protocol for the Phase I clinical trial provides that the Principal Investigator may continue treatment of a patient beyond the initial cycle if in the Principal Investigator’s opinion the patient is exhibiting stable disease, or else, have improvement of their disease.  In the circumstance where a patient is continuing treatment beyond the requirements of the Phase I trial, the Company is required to supply drug at no charge for the continuing treatments but does not incur additional hospital costs.  Finally, one patient developed mucositis (inflammation of the mucous membranes) during treatment and was withdrawn from the study as a DLT (dose limiting toxicity).  This patient previously had hydroxyurea-related mucositis prior to enrolling in the clinical trial and it reappeared while on treatment.  Patients in the clinical trial continue to receive hydroxyurea while being treated with Bio-Path’s drug.   Although it is too early to draw any scientific conclusions about the effect that the Company’s drug candidate Liposomal-Grb-2 has on patients being treated in the trial, the effects of apparent stabilization in some patients is expected to help in recruiting new patients to the clinical trial.  In this regard, the Company was very encouraged by the recent new enrollment of two new patients into the trial.

Projecting forward from this point to an anticipated end of the Phase I clinical trial, it is expected that an additional twelve months could be required to complete all testing.  This assumes that patient recruitment improves to something near the projected rate for this clinical trial.  Additional costs to completion of the Phase I clinical trial are estimated to range from $750,000 to $1.2 million.  The number of additional patients required will be at least 13-16, and an additional cost factor is the number of patients that benefit from the treatment and are placed on continuing therapy beyond the requirements of the clinical trial.  The Company believes it has sufficient resources and access to additional resources if needed to fund these operations.