Form 10-Q
period 2011-06-30
BIO-PATH HOLDINGS INC
filed 2011-08-15
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________

Commission file number: 000-53404

Bio-Path Holdings, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0652870
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification No.)

2626 South Loop, Suite 180, Houston, TX 77054
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

At  August 12, 2011, the Company had 56,146,296 outstanding shares of common stock, no par value.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash	$1,221,659	$238,565
Grants receivable	-	244,479
Prepaid drug product for testing	-	88,400
Other current assets	45,147	72,993

Total current assets	1,266,806	644,437

Other assets
Technology licenses - related party	3,081,368	3,043,821
Less Accumulated Amortization	(684,226)	(579,754)
	2,397,142	2,464,067

TOTAL ASSETS	$3,663,948	$3,108,504

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	24,197	88,400
Accrued expense	146,526	84,141
Accrued license payments - related party	50,000	74,217

Total current liabilities	220,723	246,758

Long term debt	-	-

TOTAL LIABILITIES	220,723	246,758

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized 56,146,296 and 49,400,605 shares issued and outstanding as of 6/30/11 and 12/31/10, respectively	56,146	49,401
Additional paid in capital	11,627,956	9,719,147
Additional paid in capital for shares to be issued a/		278,600	a/
Accumulated deficit during development stage	(8,240,877)	(7,185,402)

Total shareholders' equity	3,443,225	2,861,746

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,663,948	$3,108,504

a/ Represents 928,667 shares of common stock

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Second Quarter		Year to Date		From inception
	April 1 to June 30		January 1 to June 30		05/10/07 to
	2011	2010	2011	2010	6/30/11

Revenue	$-	$-	$-	$-	$-

Operating expense

Research and development a/	114,194	130,803	306,693	351,758	2,896,579
Research and development - related party	25,000	-	75,000	-	136,950
General & administrative b/	324,574	296,032	674,812	566,576	5,523,361

Total operating expense	463,768	426,835	1,056,505	918,334	8,556,890

Net operating loss	$(463,768)	$(426,835)	$(1,056,505)	$(918,334)	$(8,556,890)

Other income
Interest income	1,111	314	1,302	1,046	74,705
Other income	-	-	-	-	244,479
Other expense	(91)	(293)	(271)	(467)	(3,171)
Total Other Income	1,020	21	1,031	579	316,013

Net Loss	$(462,748)	$(426,814)	$(1,055,474)	$(917,755)	$(8,240,877)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.20)

Basic and diluted weighted average number of common shares outstanding	51,649,169	47,565,012	50,524,887	47,087,307	41,525,482

a/
Research and development expense includes stock option expenses of $16,082 and $36,176 for the quarters ending 6/30/2011 and 6/30/2010, respectively; $31,286 and $72,352 for the six month periods ending 6/30/2011 and 6/30/2010, respectively; and $334,546 for the period from inception through 6/30/2011

b/
General & administrative expense includes stock for services, stock option and warrant expenses of $104,602 and 106,534 for the quarters ending 6/30/2011 and 6/30/2010, respectively; $209,378 and $214,304 for the six month periods ending 6/30/2011 and 6/30/2010, respectively; and $2,773,570 for the period from inception through 6/30/2011

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			From inception
	January 1 to June 30		05/10/2007 to
	2011	2010	6/30/2011

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(1,055,474)	$(917,755)	$(8,240,877)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	104,473	96,009	684,226
Common stock issued for services	-	-	300,000
Stock options and warrants	240,664	286,656	2,808,116
(Increase) decrease in assets
Grants receivable	244,479	-	-
Drug product for testing	88,400	-	-
Other current assets	27,846	(28,267)	(45,147)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(26,035)	147,943	220,723

Net cash used in operating activities	(375,647)	(415,414)	(4,272,959)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license - related party	(37,547)	(92,189)	(727,201)

Net cash used in investing activities	(37,547)	(92,189)	(727,201)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	1,396,288	542,778	5,801,819

Net cash from financing activities	1,396,288	542,778	6,221,819

NET INCREASE/(DECREASE) IN CASH	983,094	35,175	1,221,659

Cash, beginning of period	238,565	567,249	-

Cash, end of period	$1,221,659	$602,424	$1,221,659

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes	$-	$-	$420,000
Common stock issued to Placement Agent	$179,421	$117,300	$564,266
Common stock issued to M.D. Anderson for technology license	$-	$-	$2,354,167
Due diligence and commitment shares issued to Lincoln	$-	$202,580	$202,580

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements Ending June 30, 2011

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. as of and for the fiscal year ended December 31, 2010.  The results of operations for the period ended June 30, 2011, are not necessarily indicative of the results for a full-year period.

1.  Organization and Business

Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company” or “we,” “us” or “our”) is a development stage company with its lead cancer drug candidate, Liposomal Grb-2 (L-Grb-2 or BP-100-1.01), currently in clinical trials.  The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) dedicated to developing novel cancer drugs under an exclusive license arrangement.  The Company has drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense and small interfering RNA (“siRNA”).  Bio-Path has also licensed liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense and siRNA drugs under development as well as future liposome-based delivery technology drugs.  In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with a strong pipeline of promising drug candidates in the future.  Bio-Path also expects to broaden its technology to include cancer drugs other than antisense and siRNA, including drug candidates licensed from institutions other than MD Anderson.

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

The Phase I clinical trial is a dose-escalating study to determine the safety and tolerance of escalating doses of L-Grb-2.  The study will also determine the optimal biologically active dose for further development.  The pharmacokinetics of L-Grb-2 in patients will be studied, making it possible to investigate whether the delivery technology performs as expected based on pre-clinical studies in animals.  The trial will evaluate five doses of L-Grb-2 and it is intended that a sufficient number of patients will be enrolled in the study to achieve 18 to 30 evaluable patients.  An evaluable patient is a patient who is able to complete the four-week treatment cycle.  The clinical trial is being conducted at MD Anderson.

Patients eligible for enrollment into the Phase I clinical trial have refractory or relapsed Acute Myeloid Leukemia (AML), Philadelphia Chromosome Positive Chronic Myelogenous Leukemia (CML) and Acute Lymphoblastic Leukemia (ALL), or Myelodysplastic Syndrome (MDS) and who have failed other approved treatments.  These are patients with very advanced stages of the disease, and consequently, not all patients enrolled are able to complete the four-week treatment cycle because of progressive disease, which is unrelated to the treatment with Liposomal-Grb-2.  Enrollment continued in the Phase I clinical trial   through the end of the second quarter of 2011, with fourteen patients having been enrolled into the study.  At the low initial dose levels in the clinical trial, it initially took longer than expected for the Principal Investigator to recruit patients into the trial.

At the end of July 2011, the sixth evaluable patient completed the full treatment cycle, which completed requirements for the first cohort.  The Company, its medical advisors and the Principal Investigator agreed that the data demonstrated that Liposomal Grb-2 was safe enough to proceed to the next cohort of the trial, which will treat patients in the trial with a dose that is double the dose used in the first cohort.  As a result of this review, the first cohort was closed and the second cohort was opened for recruiting patients into the clinical trial.

It is important to note two patients that completed the full four week treatment cycle of the Phase I trial were placed on continuing treatment for additional cycles based on the Principal Investigator’s assessment that treatment with the drug Liposomal Grb-2 was benefiting these patients.  This was described as a remarkable and unexpected result based on the initial, low dose being given to patients in the first cohort.  Bio-Path’s FDA-approved protocol for the Phase I clinical trial provides that the Principal Investigator may continue treatment of a patient beyond the initial cycle if, in the Principal Investigator’s opinion, the patient is exhibiting stable disease, or else, has improvement of his or her disease.  In the circumstance where a patient is continuing treatment beyond the requirements of the Phase I trial, the Company is required to supply the drug at no charge for the continuing treatments but it is not required to incur additional hospital costs.  Although it is too early to draw any scientific conclusions about any effect that the Company’s drug candidate Liposomal-Grb-2 has on patients being treated in the trial, the effects of apparent stabilization in some patients is expected to help in recruiting new patients into the clinical trial.

The Principal Investigator for the Phase I clinical trial, Dr. Jorge Cortes, is a leading expert in the treatment of CML, AML and ALL.  Because the results of the first cohort produced unexpected and clinically interesting results in some patients, the Principal Investigator is preparing an abstract of the results thereof to be submitted for review and potential inclusion at the American Hematology Society annual meeting in December.

The Company expects that an additional 12 months could be required to complete the Phase I clinical trial, or longer depending on patient enrollment and the incidence of non-evaluable patients.  We are seeking an additional 13-16 evaluable patients to complete the trial.  Since, at the Principal Investigator’s recommendation, some patients who are benefiting from the treatment are being placed on continuing therapy beyond the requirements of the clinical trial, additional expenses may be incurred as the Company is required to supply drug at no charge for the continuing treatment.  Additional costs to completion of the Phase I clinical trial are estimated to range from $750,000 to $1.2 million.  Bio-Path believes it has sufficient resources and access to additional resources if needed to meet its obligations in this regard.

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

At the end of June 2011, Bio-Path had $1,221,659 in cash on hand.  During the second quarter 2011, the Company sold in a private placement approximately $1.8 million of its common stock for cash.  The amount of cash resources in Company accounts is expected to fund Bio-Path’s operations well into the second half of 2011, when the Company could have preliminary data from its Phase I clinical trial to start early assessments of the utility of the drug and the delivery technology.  The Company plans to begin raising significant amounts of additional development capital at anticipated higher share prices once there is demonstration of proof-of-concept of Bio-Path’s technology in human patients.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.  Related Party

Based on its stock ownership in the Company, MD Anderson meets the criteria to be deemed a related party of Bio-Path.  In the second quarter ending June 30, 2011, MD Anderson received $25,000 in cash from the Company for patent expenses previously accrued and related to the Company’s technology license, plus an additional $25,000 in expense was accrued for R&D related clinical trial expense, and $5,115 in cash for patent expense related to the Company's technology license. As of June 30, 2011, the Company had accrued expenses due to the related party totaling $100,000, comprised of $50,000 in accrued license payments related to the Company’s Technology License and $50,000 in accrued R&D related expense for the clinical trial.  See Note 6.

3.  Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized.  Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed.  The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $88,400 during 2010 pursuant to a Project Plan and Supply Agreement (see Note 11.) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial.  This amount was carried on the Balance Sheet as of December 31, 2010 at cost as Prepaid Drug Product for Testing and was expensed when the drug product was received by the Company in 2011.  As of June 30, 2011, the Company had supplies of drug product on hand for use in the clinical trial estimated to be sufficient for requirements through the summer of 2011.

4.  Grants Receivable

As of December 31, 2010, Current Assets included grants receivable of $244,479.  This represents a grant award that Bio-Path received in October 2010 for its application to receive grant funding from the U.S. Government’s Qualifying Therapeutic Discovery Project Program.  The Company received these grant funds during the first week of February 2011.

5.  Accrued Expense

As of June 30, 2011, Current Liabilities included accrued expense of $146,526.  R&D expenses related to MD Anderson treating patients in the Phase I clinical trial comprised $50,000 of this amount and expenses for clinical trial monitors represented an additional $5,000.  Accrued expenses for travel to suppliers, meetings and conferences totaled approximately $16,000. Expenses of being a public company of approximately $5,000 were accrued for auditors and attorney fees, plus business wire services.  Management bonus pool accrual comprises $69,375 of accrued expense as of June 30, 2011.

6.  Accrued License Payments – Related Party

Accrued license payments – related party totaling $50,000 were included in Current Liabilities as of June 30, 2011.  This amount represents patent expenses for the licensed technology from the MD Anderson Cancer Center.  It is expected that the accrued license payments will be made to MD Anderson in 2011.

7.  Additional Paid In Capital For Shares To Be Issued

In November and December of 2010, the Company sold shares of common stock for $278,600 in cash to investors pursuant to a private placement memorandum.  These shares were not issued by the December 31, 2010 year end.  In February and March of 2011, the Company sold additional shares of common stock for $763,302 in cash to investors pursuant to a private placement memorandum.  During the second quarter of 2011, the Company sold additional shares of common stock for $752,303 in cash pursuant to this private placement memorandum.  At the end of the second quarter 2011, the Company closed this offering and issued 5,980,685 shares of common stock to investors.  In connection with this private placement, the Company issued 598,069 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.

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

From November 2010 through April of 2011 the Company sold shares of common stock for $1,794,205 in cash to investors pursuant to a private placement memorandum.  In June of 2011, the Company issued 5,980,685 shares of common stock to these investors.  In connection with this private placement, in June of 2011 the Company issued 598,069 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.  No warrants to purchase additional shares of common stock of the Company were issued to these investors in connection with the sale of the common stock.

In June of 2011, the Company received $50,000 from LPC in exchange for 164,853 shares of the Company’s common stock.  LPC was also issued 2,084 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 164,853 shares of common stock.  No warrants to purchase additional shares of common stock of the Company were issued to Lincoln in connection with the sale of the common stock.

As of June 30, 2011, there were 56,146,296 shares of common stock issued and outstanding.  There are no preferred shares outstanding as of June 30, 2011.

9.  Stock Options and Warrants

Stock Options - There were no stock option awards in 2010.  Total stock option expense for the year 2010 totaled $477,356.

In February of 2011 the Company made a stock option grant for services to purchase in the aggregate 20,000 shares of the Company’s common stock.  Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is four years from the date that the option was granted.  The exercise price of the option is $0.53 a share, which was the closing price of the common stock at the date of grant.  The stock option grant was not for current management and officers of the Company.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award.  For purposes of determining fair value, the Company used an average annual volatility of one hundred sixty six percent (166%), which was calculated based on the closing price of the Company’s stock over the preceding five years.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the effective term.   The Company used the simplified method to determine the expected term of the options due to the lack of historical data.  The total value of the stock option granted was determined using this methodology to be $10,260, which is being expensed over the four years following the date of grant based on the stock option vesting schedule.

Total stock option expense for the first quarter of 2011 totaled $119,981.  Of this amount, $15,205 related to stock options for personnel involved in R&D activities and $104,776 related to stock options for management involved in general and administrative functions.

In June of 2011 the Company made two stock option grants to purchase in the aggregate 125,000 shares of the Company’s common stock for service as a director of the Company and for consulting services.    Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is one year from the date of grant for the director service stock option and four years from the date of grant for the consulting service stock option.  The exercise price of the options is $0.33 a share, which was the closing price of the common stock at the date of grant.  The stock option grants were not for current management and officers of the Company.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award.  For purposes of determining fair value, the Company used an average annual volatility of one hundred sixty two percent (162%), which was calculated based on the closing price of the Company’s stock over the preceding five years.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the effective term.  The Company used the simplified method to determine the expected term of the options due to the lack of historical data.  The total fair value of the stock option granted was determined using this methodology to be $39,600, which is being expensed following the date of grant based on the stock option vesting schedule.

Total stock option expense for the second quarter of 2011 totaled $120,684.  Of this amount, $16,082 related to stock options for personnel involved in R&D activities and $104,602 related to stock options for management involved in general and administrative functions and directors.

Warrants -  There were no warrants for services granted in 2010 and there was no warrant expense for the year 2010.  There were no warrants for services granted in the first or second quarters of 2011 and there was no warrant expense for the first or second quarters 2011.  Warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

10.  Commitments and Contingencies

Technology License – Related Party - The Company has negotiated exclusive licenses from the MD Anderson Cancer Center to develop drug delivery technology for antisense and siRNA drug products and to develop liposome tumor targeting technology.  These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense.  Accrued license payments totaling $50,000 are included in Current Liabilities as of June 30, 2011.  As of June 30, 2011, the Company estimates reimbursable past patent expenses will total approximately $125,000 for the antisense license.  The Company will be required to pay when invoiced the patent expenses at the rate of $25,000 per quarter.

Drug Supplier Project Plan - In June of 2008, Bio-Path entered into a Project Plan agreement with a contract drug manufacturing supplier for delivery of drug product to support commencement of the Company’s Phase I clinical trial of its first cancer drug product.  The Company commenced this trial and was enrolling patients by the end of the second quarter 2010.  Previously in 2008 and 2009, the Company paid $608,440 to this manufacturer and its drug substance raw material supplier.  During the first quarter 2011, $88,400 previously carried on the balance sheet as of December 31, 2010 as prepaid drug product for testing was charged to R&D expense after the manufacturer delivered the final lot of drug product under this contract to the Company.  As of June 30, 2011 there were no further obligations under the drug supplier project plan with the contract manufacturer.

11.  Subsequent Events

In July of 2011, the Company submitted a grant to the U.S. Government’s National Institute of Health (NIH) for a grant to fund development of Liposomal Grb-2 for treatment of breast cancer.  The initial phase of the grant funds preclinical work in animal tumor models.  However, if work from the grant is successful there is the potential for follow-on funding to pay for a Phase I clinical trial treating late-stage breast cancer patients with Liposomal Grb-2.  The grant request is for approximately $140,000 for the initial phase.  In addition to paying for direct out-of-pocket costs of the preclinical studies the initial grant submitted has components for overhead recovery and a profit fee.

In late July of 2011, the Company’s medical advisory team conferred with the Principal Investigator of Bio-Path Phase I clinical trial to review safety data from the first cohort of the trial.  Based on this review, the Company and Principal Investigator concurred to proceed to the second cohort in the trial, which involves treating the patients with a dose that is double the dose used in the first cohort.

In July of 2011, the Company announced that it had relocated its corporate office to Houston, Texas.  This location is located on the south side of the Texas Medical Center near the MD Anderson Cancer Center.

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

Overview

Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company” or “we,” “us” or “our”) is engaged in the business of financing and facilitating the development of novel cancer therapeutics.  Our initial plan is and continues to be, the acquisition of licenses for drug technologies from The University of Texas MD Anderson Cancer Center (“MD Anderson”), funding clinical and other trials for such technologies and to commercialize such technologies. We have acquired three exclusive licenses (“License Agreements”) from MD Anderson for three lead products and related nucleic acid drug delivery technology, including tumor targeting technology. These licenses specifically provide drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, small interfering RNA (“siRNA”) and potentially small molecules for the treatment of cancer.

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

Our principal executive offices are located at 2626 South Loop, Suite 180, Houston Texas, 77054. Our telephone number is (801) 580-2326. Our Internet website address is www.biopathholdings.com, and all of our filings with the Securities and Exchange Commission are available free of charge on our website.

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

On July 29, 2010, we announced that we began the dosing of patients at the MD Anderson Cancer Center. The Phase I clinical trial of BP-100-1.01 is a dose-escalating study to determine the safety and tolerance of escalating doses of L-Grb-2.  The study will also determine the optimal biologically active dose for further development.  The pharmacokinetics of L-Grb-2 in patients will be studied, making it possible to investigate whether the delivery technology performs as expected based on pre-clinical studies in animals.  The trial will evaluate five doses of L-Grb-2 and it is intended that a sufficient number of patients will be enrolled in the study to achieve 18 to 30 evaluable patients.  An evaluable patient is a patient who is able to complete the four-week treatment cycle.  The clinical trial is being conducted at MD Anderson.

Patients eligible for enrollment have refractory or relapsed Acute Myeloid Leukemia (AML), Philadelphia Chromosome Positive Chronic Myelogenous Leukemia (CML) and Acute Lymphoblastic Leukemia (ALL), or Myelodysplastic Syndrome (MDS) and who have failed other approved treatments.  These are patients with very advanced stages of the disease, and consequently, not all patients enrolled are able to complete the four-week treatment cycle because of progressive disease, which is unrelated to the treatment with Liposomal-Grb-2.  Enrollment continued in the Phase I clinical trial through the end of the second quarter of 2011, with fourteen patients having been enrolled into the study.  At the low initial dose levels in the clinical trial, it initially took longer than expected for the Principal Investigator to recruit patients into the trial.

At the end of July 2011, the sixth evaluable patient completed the full treatment cycle, which completed requirements for the first cohort.  The Company, its medical advisors and the Principal Investigator agreed that the data demonstrated that Liposomal Grb-2 was safe enough to proceed to the next cohort of the trial, which will treat patients in the trial with a dose that is double the dose used in the first cohort.  As a result of this review, the first cohort was closed and the second cohort was opened for recruiting patients into the clinical trial.

It is important to note that two patients that completed the full four week treatment cycle of the Phase I trial were placed on continuing treatment for additional cycles based on the Principal Investigator’s assessment that treatment with the drug Liposomal Grb-2 was benefiting these patients.  This was described as a remarkable and unexpected result based on the initial, low dose being given to patients in the first cohort.  Bio-Path’s FDA-approved protocol for the Phase I clinical trial provides that the Principal Investigator may continue treatment of a patient beyond the initial cycle if, in the Principal Investigator’s opinion, the patient is exhibiting stable disease, or else, has improvement of his or her disease.  In the circumstance where a patient is continuing treatment beyond the requirements of the Phase I trial, the Company is required to supply the drug at no charge for the continuing treatments but it is not required to incur additional hospital costs.  Although it is too early to draw any scientific conclusions about any effect that the Company’s drug candidate Liposomal-Grb-2 has on patients being treated in the trial, the effects of apparent stabilization in some patients is expected to help in recruiting new patients into the clinical trial.

The Principal Investigator for the Phase I clinical trial, Dr. Jorge Cortes, is a leading expert in the treatment of CML, AML and ALL.  Because the results of the first cohort produced unexpected and clinically interesting results in some patients, the Principal Investigator is preparing an abstract of the results thereof to be submitted for review and potential inclusion at the American Hematology Society annual meeting in December.

The Company expects that an additional 12 months could be required to complete the Phase I clinical trial, or longer depending on patient enrollment and the incidence of non-evaluable patients.  We are seeking an additional 13-16 evaluable patients to complete the trial.  Since, at the Principal Investigator’s recommendation, some patients who are benefiting from the treatment are being placed on continuing therapy beyond the requirements of the clinical trial, additional expenses may be incurred as the Company is required to supply drug at no charge for the continuing treatment.  Additional costs to completion of the Phase I clinical trial are estimated to range from $750,000 to $1.2 million. We will reimburse MD Anderson at the rate of approximately $13,000 per patient for treating patients in the study. We currently expect to reimburse MD Anderson a total of approximately $300,000 spread out over one year for patient treatment costs.  Bio-Path believes it has sufficient resources and access to additional resources if needed to meet its obligations in this regard.

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

Projected Financing Needs

In June of 2011, we anticipate that we need to raise an additional $8,600,000 to enable us to complete all projected clinical trials for our product candidates and conduct certain additional clinical trials in other Bio-Path drug candidates. The completion of the LPC Purchase Agreement may provide us with up to $6,450,000 in new capital.  A summary of the material terms of the LPC Purchase Agreement are detailed in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2010.  In addition to the LPC Purchase Agreement, in February 2011, we received grant funds from the U. S. Government in the amount of $244,479, and we have through April 30, 2011 raised a total of $1,794,206 in gross proceeds through a private placement offering. As of June 30, 2011, this infusion of capital has produced current cash balances of approximately $1,200,000. The amounts of future funding required, and related existing cash balances, are expected to support clinical develop of our lead products and sustain operations through the end of second quarter of 2014.  The remainder of the Phase I clinical trial of BP-100-1.01 is expected to cost between $750,000 and $1,200,000 with a mid-point of $1,000,000. If the Phase I clinical trial in BP-100-1.01 is successful, we will follow with a Phase IIa trial in BP-100-1.01, subject to available capital. Successful Phase I and IIA trials of BP-100-1.01 will demonstrate clinical proof-of-concept that BP-100-1.01 is a viable therapeutic drug product for treatment of AML, MDS and CML. The Phase IIA clinical trial in BP-100-1.01 is expected to cost approximately $1,600,000.

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

In the aggregate, the additional capital requirements of approximately $8,600,000 are expected to fund operations through the second quarter of 2014 including the completion of the Phase I clinical trial of BP-100.1.01 ($1,000,000 – as of June 30, 2011 the Company has cash of $1,221,659 to finance the completion of this trial. The Phase I clinical trial of BP-100.1-02 ($2,000,000), the Phase II clinical trial of BP-100-1.01 ($1,600,000), initiation but not completion of a Phase I clinical trial in Liposomal siRNA FAK or other new drug candidate ($1,100,000), license-related payments to MD Anderson ($365,000), provision to in-license new targets and compounds for development ($975,000) and general and administrative costs for the organization for operations through the second quarter 2014 ($2,660,000).  Costs for personnel directly related to the clinical trial are included in those program estimates.  Timing and costs for this plan are best estimates at this point in time and could vary depending on the availability of capital, the rate of enrollments in clinical trials and other factors not controlled by the Company.

We have generated approximately four full years of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our technology and trials. We cannot guarantee that plans as described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods. If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

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

Relationship with MD Anderson

Bio-Path was founded to focus on bringing the capital and expertise needed to translate drug candidates developed at MD Anderson (and potentially other research institutions) into real treatment therapies for cancer patients.  To carry out this mission, Bio-Path plans to negotiate several agreements with  MD Anderson that will:

•	give Bio-Path ongoing access to MD Anderson’s Pharmaceutical Development Center for drug development;

•	provide rapid communication to Bio-Path of new drug candidate disclosures in the Technology Transfer Office;

•	standardize clinical trial programs sponsored by Bio-Path; and

•	standardize sponsored research under a master agreement addressing intellectual property sharing.

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

Business Strategy

Our plan of operation over the next 33 months is focused on achievement of milestones with the intent to demonstrate clinical proof-of concept of our drug delivery technology and lead drug products. Furthermore, subject to adequate capital, we will attempt to validate our business model by in-licensing additional products to broaden our drug product pipeline.

At June 30, 2011, we anticipated that over the next 33 months we would need to raise approximately $8,600,000 to completely implement our current business plan.  Completion of the LPC Purchase Agreement may provide up to $6,450,000 in new funding.  Over the next three years we expected to raise additional capital to complete our funding plan.  We have previously completed several financings for use in our Bio-Path operations and have received total net proceeds of $6,221,819 as of June 30, 2011. Our short term plan is to achieve the following key milestones:

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

In July of 2011, the Company announced that it had relocated its corporate office to Houston, Texas.  This location is located on the south side of the Texas Medical Center near the MD Anderson Cancer Center.

Results of Operations for the three and six months ended June 30, 2011  and 2010.

Revenues.  We have no operating revenues since our inception.  We had interest income of $1,111 for the three months ended June 30, 2011 compared to $314 for the three months ended June 30, 2010. We had interest income of $1,302 for the six months ended June 30, 2011 compared to $1,046 for the six months ended June 30, 2010.  The increase of interest income in the comparable six month periods results from increases in bank cash balances in the comparable periods due to financing activities in the first six months of 2011.  Our interest income was derived from cash and cash equivalents net of bank fees.

Research and Development Expenses.  Our research and development costs were $114,194 for the three months ended June 30, 2011; a decrease of $16,609 over the three months ended June 30, 2010.  Our research and development costs were $306,693 for the six months ended June 30, 2011; a decrease of $45,065 over the six months ended June 30, 2010.  This decrease results from the majority of the manufacturing and drug research expenses for BP-100-1.01 being paid in prior financial reporting periods.  In the second quarter ending June 30, 2011, MD Anderson, a related party, received $25,000 in cash from the Company for patent expenses previously accrued and related to the Company’s Technology License, plus an additional $25,000 in expense was accrued for R&D related clinical trial expense, and $5,115 in cash for patent expense related to the Company’s Technology License.

General and Administrative Expenses. Our general and administrative expenses were $324,574 for the three months ended June 30, 2011; an increase of $28,542 over the three months ended June 30, 2010. Our general and administrative expenses were $674,812 for the six months ended June 30, 2011; an increase of $108,236 over the six months ended June 30, 2010.  The increase in general and administrative expenses in the respective periods results from the increased operating expenses relating to the Phase I Clinical Trial for BP-100-1.01.

Net Loss. Our net loss was $462,748 for the three months ended June 30, 2011, compared to a loss of $426,814 for the three months ended June 30, 2010.  Net loss per share, both basic and diluted was the same for the respective three month periods.  Our net loss was $1,055,474 for the six months ended June 30, 2011, compared to a loss of $917,755 for the six months ended June 30, 2010. The primary reason for the difference in the increase in net loss in the comparable six month periods results from increases in operating expenses relating to the Phase I Clinical Trial for BP-100-1.01.

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

In February the Company received a grant from the U.S. Government’s Qualifying Therapeutic Discovery Project Program in the amount of $244,479.

From November 2010 through April 30, 2011 the Company sold shares of common stock for an aggregate consideration of $1,794,206 in cash.  Such shares were sold by the Company pursuant to a private placement memorandum to accredited investors.  The investors were issued 5,980,685 shares of common stock.  In connection with this private placement, the Company also issued 598,069 shares of common stock to the Placement Agent as commission for the shares of common stock sold to these investors.

In addition to the private placement, the Company received $49,999.91 from Lincoln Park Capital, LLC from the mutual parties’ financing purchase agreement. The proceeds from the sale of such shares are being used to fund working capital to continue and expand the Company’s ongoing business.

Over the last two years, the Company issued a series of warrants at the exercise price of $1.50 per share to certain accredited investors, pursuant to one of the several subscription agreements related to private placement memoranda. A total of 5,040,000 warrants were issued. The Board of Directors of the Company determined it is in the best interest of the Company to raise additional funds by offering warrant holders the option of making certain adjustments to the exercise price and the expiration dates of the warrants previously issued.  The Board of Directors approved the certain adjustments that allow warrant holders the option to revise their existing warrant by reducing the exercise price of the warrant to $0.30 per share and set the expiration date for the exercise of such warrants to September 30, 2011.  The holders of a total of 4,240,000 warrants elected to choose the adjustment option and adjust their warrants.  As such, if all 4,240,000 warrants were exercised at the exercise price of $.30, the Company could receive a total of $1,272,000 in net cash proceeds by the end of September 30, 2011.  It is unlikely that all such holders will exercise their warrants, and there is no assurance the Company will receive any cash from the exercise of these warrants.

At June 30, 2011, we had cash of $1,221,659 compared to $238,565 at December 31, 2010.  The increase in the six month period is primarily from the sale of common stock through the private placement offering.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the six months ended June 30, 2011 was $375,647 compared to $415,414 for the six months ended June 30, 2010. Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by our cash assets.

Currently all of our cash is, and has been, generated from financing activities.   We raised a total of $1,396,288 in net cash from financing activities for the six months ended June 30, 2011.  Since inception we have net cash from financing activities of $6,221,819. As discussed in Projected Financing Needs above, we believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through December 2011.  We need to raise additional capital, in order to fund our operations after the end of December 2011.  There can be no assurance that we will be able to raise cash when it is needed to fund our operations.

We believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through the fiscal year ending December 31, 2011. We anticipate that we will need to raise approximately an additional $8,600,000 in net proceeds to completely implement our business plan.  However, we have several discussions underway with potential investors at this time which could result in us receiving sufficient capital to extend our operations into 2012 and possibly even 2013. There is no assurance or guarantee that we will raise any additional capital.

Contractual Obligations and Commitments

Bio-Path has recently entered into two Patent and Technology License Agreements (the “Licenses”) with MD Anderson relating to its technology. A summary of certain material terms of each of the Licenses is detailed in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2010.

In June of 2008, Bio-Path entered into a Project Plan agreement with a contract drug manufacturing supplier for delivery of drug product to support commencement of the Company’s Phase I clinical trial of its first cancer drug product.  The Company commenced this trial and was enrolling patients by the end of the second quarter 2010.  Previously in 2008 and 2009, the Company paid $608,440 to this manufacturer and its drug substance raw material supplier.  During the first quarter 2011, $88,400 previously carried on the balance sheet as of December 31, 2010 as prepaid drug product for testing was charged to R&D expense after the manufacturer delivered the final lot of drug product under this contract to the Company.  As of June 30, 2011 there were no further obligations under the drug supplier project plan with the contract manufacturer.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2011, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From November 2010 through April 30, 2011, the Company sold 5,980,685 shares of its common stock (exclusive of shares of its common stock issued or to be issued to the Placement Agent as described below), pursuant to subscription agreements with certain accredited investors in exchange for aggregate consideration of $1,794,206.  The Company engaged ACAP Financial, Inc. (the “Placement Agent”) as placement agent in connection with the sale of such shares. As consideration for its services, the Company paid to the Placement Agent 10% of the gross proceeds from the sale of the shares of its common stock sold pursuant to such subscription agreements and to issue to the Placement Agent one share of its common stock for each ten shares of common stock sold by the Placement Agent.  In connection therewith, a total of 598,069 were issued to the Placement Agent.  Such shares were sold by the Company pursuant to Section 4(2) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds from the sale of such shares are being used to fund working capital to continue and expand the Company’s ongoing business.

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

Dated: August 15, 2011	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive
Officer, Chief Financial Officer, Principal Financial Officer