Form 10-Q/A
period 2011-06-30
BIO-PATH HOLDINGS INC
filed 2011-08-29
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 – Interactive Data File in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, and does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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
101**
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2011and 2010 and from inception (May 10, 2007) through June 30, 2011, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and from inception (May 10, 2007) through June 30, 2011 and (iv) the notes to Unaudited Consolidated Financial Statements Ending June 30, 2011.

*	These exhibits were previously included in the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was filed on August 15, 2011.

**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 29, 2011	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive
Officer, Chief Financial Officer, Principal Financial Officer