Form 10-Q
period 2011-09-30
BIO-PATH HOLDINGS INC
filed 2011-11-14
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At  November 10, 2011, the Company had 58,066,296 outstanding shares of common stock, no par value.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
BIO-PATH HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,		December 31,
	2011		2010
	(Unaudited)
ASSETS

Current assets
Cash	$983,286		$238,565
Grants receivable	-		244,479
Prepaid drug product for testing	-		88,400
Other current assets	52,026		72,993

Total current assets	1,035,312		644,437

Other assets
Technology licenses - related party	3,106,368		3,043,821
Less Accumulated Amortization	(737,243)		(579,754)
	2,369,125		2,464,067

TOTAL ASSETS	$3,404,437		$3,108,504

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	43,135		88,400
Accrued expense	111,862		84,141
Accrued license payments - related party	50,000		74,217

Total current liabilities	204,997		246,758

Long term debt	-		-

TOTAL LIABILITIES	204,997		246,758

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-		-
Common Stock, $.001 par value, 200,000,000 shares authorized 56,146,296 and 49,400,605 shares issued and outstanding as of 9/30/11 and 12/31/10, respectively	56,146		49,401
Additional paid in capital	11,745,990		9,719,147
Additional paid in capital for shares to be issued a/ b/	142,000	a/	278,600	b/
Accumulated deficit during development stage	(8,744,696)		(7,185,402)

Total shareholders' equity	3,199,440		2,861,746

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,404,437		$3,108,504

a/ Represents 473,334 shares of common stock
b/ Represents 928,667 shares of common stock

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Third Quarter		Year to Date		From inception
	July 1 to September 30		January 1 to September 30		05/10/07 to
	2011	2010	2011	2010	9/30/11

Revenue	$-	$-	$-	$-	$-

Operating expense

Research and development a/	127,109	235,346	458,803	587,104	3,048,687
Research and development - related party	50,000	-	100,000	-	161,950
General & administrative b/	327,380	265,942	1,002,191	832,518	5,850,742

Total operating expense	504,489	501,288	1,560,994	1,419,622	9,061,379

Net operating loss	$(504,489)	$(501,288)	$(1,560,994)	$(1,419,622)	$(9,061,379)

Other income
Interest income	870	236	2,171	1,283	75,575
Other income	-	-	-	-	244,479
Other expense	(200)	(285)	(471)	(753)	(3,371)
Total Other Income	670	(49)	1,700	530	316,683

Net Loss	$(503,819)	$(501,337)	$(1,559,294)	$(1,419,092)	$(8,744,696)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.21)

Basic and diluted weighted average number of common shares outstanding	56,146,296	49,083,806	52,398,690	47,752,807	42,353,075

a/
Research and development expense includes stock option expenses of $17,406 and $36,176 for the quarters ending 9/30/2011 and 9/30/2010, respectively; $48,693 and $108,528 for the nine month periods ending 9/30/2011 and 9/30/2010, respectively; and $351,950 for the period from inception through 9/30/2011.

Research and development expense also includes amortization expenses of $53,017 and $49,953 for the quarters ending 9/30/2011 and 9/30/2010, respectively; $157,490 and $145,962 for the nine month periods ending 9/30/2011 and 9/30/2010, respectively; and $737,243 for the period from inception through 9/30/2011.

b/
General & administrative expense includes stock for services, stock option and warrant expenses of $105,491 and $106,534 for the quarters ending 9/30/2011 and 9/30/2010, respectively; $314,869 and $320,220 for the nine month periods ending 9/30/2011 and 9/30/2010, respectively; and for the period from inception through 9/30/2011 $2,579,063 for stock option and warrant expense and $300,000 in stock for services.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

			From inception
	January 1 to September 30		05/10/2007 to
	2011	2010	9/30/2011

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(1,559,294)	$(1,419,092)	$(8,744,696)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	157,490	145,962	737,243
Common stock issued for services	-	-	300,000
Stock options and warrants	363,562	428,748	2,931,013
(Increase) decrease in assets
Grants receivable	244,479	-	-
Drug product for testing	88,400	77,262	-
Other current assets	20,967	(35,614)	(52,026)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(41,761)	(192,850)	204,997

Net cash used in operating activities	(726,157)	(995,584)	(4,623,469)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license - related party	(62,547)	(175,437)	(752,201)

Net cash used in investing activities	(62,547)	(175,437)	(752,201)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	1,533,425	709,349	5,938,956

Net cash from financing activities	1,533,425	709,349	6,358,956

NET INCREASE/(DECREASE) IN CASH	744,721	(461,672)	983,286

Cash, beginning of period	238,565	567,249	-

Cash, end of period	$983,286	$105,577	$983,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes	$-	$-	$420,000
Common stock issued to Placement Agent	$179,421	$117,300	$564,266
Common stock issued to M.D. Anderson for technology license	$-	$-	$2,354,167
Due diligence and commitment shares issued to Lincoln	$-	$202,580	$202,580

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements Ending September 30, 2011

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, the “Company”) as of and for the fiscal year ended December 31, 2010.  The results of operations for the period ended September 30, 2011, are not necessarily indicative of the results for a full-year period.

1.    Organization and Business

Bio-Path Holdings, Inc. (“Bio-Path” or the “Company”) is a development stage company with its lead cancer drug candidate, Liposomal Grb-2 (L-Grb-2 or BP-100-1.01), currently in clinical trials.  The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) dedicated to developing novel cancer drugs under an exclusive license arrangement.  The Company has drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense and formulation intellectual property for small interfering RNA (“siRNA”).  Bio-Path has also licensed liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense and siRNA drugs under development as well as future liposome-based delivery technology drugs.  In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with a strong pipeline of promising drug candidates in the future.  Bio-Path also expects to broaden its technology to include cancer drugs other than antisense and siRNA, including drug candidates licensed from institutions other than MD Anderson.

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

The Phase I clinical trial is a dose-escalating study to determine the safety and tolerance of escalating doses of L-Grb-2.  The study will also determine the optimal biologically active dose for further development.  The pharmacokinetics of L-Grb-2 in patients will be studied, making it possible to investigate whether the delivery technology performs as expected based on pre-clinical studies in animals.  The trial will evaluate five doses of L-Grb-2 given to between 18 to 30 evaluable patients.  An evaluable patient is a patient who is able to complete the four-week treatment cycle.  The clinical trial is being conducted at The University of Texas MD Anderson Cancer Center.

Patients eligible for enrollment into the Phase I clinical trial have refractory or relapsed Acute Myeloid Leukemia (AML), Philadelphia Chromosome Positive Chronic Myelogenous Leukemia (CML) and Acute Lymphoblastic Leukemia (ALL), or Myelodysplastic Syndrome (MDS) and who have failed other approved treatments.  These are patients with very advanced stages of the disease, and consequently, not all patients enrolled are able to complete the four-week treatment cycle because of progressive disease, which is unrelated to the treatment with Liposomal-Grb-2.  Enrollment continued in the Phase I clinical trial   through the end of the third quarter 2011.

At the end of July 2011, the sixth evaluable patient completed the full treatment cycle.  This completed requirements for the first cohort.  The Company, its medical advisors and the Principal Investigator agreed that the data demonstrated that Liposomal Grb-2 was safe enough to proceed to the next cohort of the trial, which will treat patients in the trial with a dose that is double the dose used in the first cohort.  As a result of this review, the first cohort was closed and the second cohort was opened for recruiting patients into the clinical trial.  As of the end of September 2011, enrollment continued in the second cohort of the clinical trial.

The Principal Investigator for the Phase I clinical trial, Dr. Jorge Cortes, is a leading expert in the treatment of CML, AML and ALL.  Because the results of the first cohort produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort that was submitted in for review and potential inclusion at the American Hematology Society annual meeting in December.  Subsequently, Dr. Cortes was notified that the abstract was accepted for presentation as a poster at the meeting.

The Company expects that the Phase I clinical trial will be completed during 2012.  Since, at the Principal Investigator’s recommendation, some patients who are benefiting from the treatment are being placed on continuing therapy beyond the requirements of the clinical trial, additional expenses may be incurred as the Company is required to supply drug at no charge for the continuing treatment.  Additional costs to completion of the Phase I clinical trial are estimated to range from $500,000 to $1.0 million.  Bio-Path believes it has sufficient resources and access to additional resources if needed to meet its obligations in this regard.

An important outcome for the Phase I clinical trial is the ability to assess for the first time the performance of the Company’s delivery technology platform in human patients.  The Company has developed two new assays to be able to provide scientific proof of concept of the delivery technology.  The first involves a novel detection method for the drug substance in blood samples that will be used to assess the pharmacokinetics of the drug.  The second involves a method to measure the amount of down regulation of the target protein in a patient blood sample that was achieved.  The latter measurement will provide critical proof that the neutral liposome delivery technology delivered the drug substance to the cell and was able to transport it across the cell membrane into the interior to block cellular production of the Grb-2 protein.

Being platform technology, a successful demonstration of the delivery technology in this study will allow the Company to immediately begin expanding Bio-Path’s drug candidates by applying the delivery technology template to multiple new drug product targets.  In this manner, Bio-Path believes that it can quickly build an attractive drug product pipeline with multiple drug product candidates for treating cancer as well as treating other important diseases, such as diabetes, cardiovascular conditions and neuromuscular disorders.

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

At the end of the third quarter 2011, the Company had $983,286 in cash on hand as of September 30, 2011, including $142,000 raised through investors’ exercise of warrants.  The Company plans to begin raising significant amounts of additional development capital at anticipated higher share prices once there is demonstration of proof-of-concept of Bio-Path’s technology in human patients.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.    Related Party

Based on its stock ownership in the Company, MD Anderson Cancer Center meets the criteria to be deemed a related party of Bio-Path Holdings.  In the third quarter ending September 30, 2011, MD Anderson received $25,000 in cash from the Company for patent expenses previously accrued and related to the Company’s Technology License, plus an additional $50,000 in expense was accrued for R&D related clinical trial expense.  As of September 30, 2011, the Company had accrued expenses due to the related party totaling $150,000, comprised of $50,000 in accrued license payments related to the Company’s Technology License and $100,000 in accrued R&D related expense for the clinical trial.  See Note 6.

3.    Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized.  Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed.  The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $88,400 during 2010 pursuant to a Project Plan and Supply Agreement (see Note 11.) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial.  This amount was carried on the Balance Sheet as of December 31, 2010 at cost as Prepaid Drug Product for Testing and was expensed when the drug product was received by the Company in 2011.  As of September 30, 2011, the Company had supplies of drug product on hand for use in the clinical trial estimated to be sufficient for requirements through the end of 2011.

4.    Grants Receivable

As of December 31, 2010, Current Assets included grants receivable of $244,479.  This represents a grant award that Bio-Path received in October 2010 for its application to receive grant funding from the U.S. Government’s Qualifying Therapeutic Discovery Project Program.  The Company received these grant funds during the first week of February 2011.

5.    Accrued Expense

As of September 30, 2011, Current Liabilities included accrued expense of $111,862. R&D expenses related to MD Anderson treating patients in the Phase I clinical trial comprised $100,000 of this amount.  Accrued expenses for corporate communication and travel to suppliers, meetings and conferences represented the balance of accrued expenses.

6.    Accrued License Payments – Related Party

Accrued license payments – related party totaling $50,000 were included in Current Liabilities as of September 30, 2011.  This amount represents patent expenses and maintenance fees for the licensed technology from the MD Anderson Cancer Center.  It is expected that the accrued license payments will be made to MD Anderson in 2011.

7.   Additional Paid In Capital For Shares To Be Issued

In November and December of 2010, the Company sold shares of common stock for $278,600 in cash to investors pursuant to a private placement memorandum.  These shares were not issued by the December 31, 2010 year end.  At the end of the second quarter 2011, the Company closed this offering and issued 928,667 shares of common stock to these investors.  At the end of September 2011, the Company raised $142,000 through investors’ exercise of warrants to purchase shares of common stock for cash.  These shares were not issued by the September 30, 2011 end of the quarter.  Subsequently in October of 2011, 473,334 shares of common stock were issued to these investors.

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

As of September 30, 2011, there were 56,146,296 shares of common stock issued and outstanding.  There are no preferred shares outstanding as of September 30, 2011.

9.     Stock Options and Warrants

Stock Options - There were no stock option awards in 2010.  Total stock option expense for the year 2010 totaled $477,356.

In February of 2011 the Company granted a stock option to purchase in the aggregate 20,000 shares of the Company’s common stock.  Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is four years from the date that the option was granted.  The exercise price of the option is $0.53 a share, which was the closing price of the common stock at the date of grant.  The stock option grant was not for current management and officers of the Company.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award.  For purposes of determining fair value, the Company used an average annual volatility of one hundred sixty six percent (166%), which was calculated based on the closing price of the Company’s stock over the preceding five years.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the effective term.  The Company used the simplified method to determine the expected term of the options due to the lack of historical data.   The total value of the stock option granted was determined using this methodology to be $10,260, which is being expensed over the four years following the date of grant based on the stock option vesting schedule.

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

There were no stock option grants in the third quarter of 2011.  Total stock option expense for the third quarter of 2011 totaled $122,897.  Of this amount, $17,406 related to stock options for personnel involved in R&D activities and $105,491  related to stock options for management involved in general and administrative functions and directors.

Warrants - There were no warrants for services granted in 2010 and there was no warrant expense for the year 2010.  There were no warrants for services granted in the year 2011 through the third quarter of 2011 and there was no warrant expense in the year 2011 through the third quarter of 2011.  Warrants previously issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

10.   Commitments and Contingencies

Technology License – Related Party - The Company has negotiated exclusive licenses from the MD Anderson Cancer Center to develop drug delivery technology for antisense and siRNA drug products and to develop liposome tumor targeting technology.  These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense.  Accrued license payments totaling $50,000 are included in Current Liabilities as of September 30, 2011.  As of September 30, 2011, the Company estimates reimbursable past patent expenses will total approximately $100,000 for the antisense license.  The Company will be required to pay when invoiced the patent expenses at the rate of $25,000 per quarter.

Drug Supplier Project Plan - In June of 2008, Bio-Path entered into a project plan agreement with a contract drug manufacturing supplier for delivery of drug product to support commencement of the Company’s Phase I clinical trial of its first cancer drug product.  The Company commenced this trial and was enrolling patients by the end of the second quarter 2010.  Previously in 2008 and 2009, the Company paid $608,440 to this manufacturer and its drug substance raw material supplier.  During the first quarter 2011, $88,400 previously carried on the balance sheet as of December 31, 2010 as prepaid drug product for testing was charged to R&D expense after the manufacturer delivered the final lot of drug product under this contract to the Company.  As of June 30, 2011, there were no further obligations under this drug supplier project plan with the contract manufacturer.  Subsequently, in October of 2011, the Company entered into a new project plan agreement with its contract manufacturing supplier for a batch of drug product with expected delivery by year end.  The project plan requires the company to pay the supplier $177,440 for this drug product.

11.    Subsequent Events

In October of 2011, the Company raised $434,000 through investors’ exercise of warrants to purchase common stock for cash.  Including the $142,000 exercise of warrants by investors at the end of September of 2011, the Company raised $576,000 through investors exercising warrants to purchase common stock for cash during the end of September through October 2011 timeframe.  A total of 1,920,000 shares were issued to these investors.  No cash or stock commissions were owed from these equity sales.

In October of 2011, the Company entered into a new project plan agreement with its contract manufacturing supplier for a batch of drug product with expected delivery by year end.  The project plan requires the Company to pay the supplier $177,440 for this drug product.  See Note 10.

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

RNA is essential in the process of creating proteins. We intend to develop antisense and siRNA drugs and drug delivery systems that are intended to interfere with the production of proteins associated with disease.

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

Patients eligible for enrollment have refractory or relapsed Acute Myeloid Leukemia (AML), Philadelphia Chromosome Positive Chronic Myelogenous Leukemia (CML) and Acute Lymphoblastic Leukemia (ALL), or Myelodysplastic Syndrome (MDS) and who have failed other approved treatments.  These are patients with very advanced stages of the disease, and consequently, not all patients enrolled are able to complete the four-week treatment cycle because of progressive disease, which is unrelated to the treatment with Liposomal-Grb-2.  Enrollment continued in the Phase I clinical trial through the end of the third quarter of 2011, with seventeen patients having been enrolled into the study.  At the low initial dose levels in the clinical trial, it initially took longer than expected for the Principal Investigator to recruit patients into the trial.

At the end of July 2011, the sixth evaluable patient completed the full treatment cycle.  This completed requirements for the first cohort.  The Company, its medical advisors and the Principal Investigator agreed that the data demonstrated that Liposomal Grb-2 was safe enough to proceed to the next cohort of the trial, which will treat patients in the trial with a dose that is double the dose used in the first cohort.  As a result of this review, the first cohort was closed and the second cohort was opened for recruiting patients into the clinical trial.  As of the end of September 2011, enrollment continued in the second cohort of the clinical trial.

The Principal Investigator for the Phase I clinical trial, Dr. Jorge Cortes, is a leading expert in the treatment of CML, AML and ALL.  Because the results of the first trial produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort that was submitted in for review and potential inclusion at the American Hematology Society annual meeting in December.  Subsequently, Dr. Cortes was notified that the abstract was accepted for presentation as a poster at the meeting.

It is important to note that two patients in the first cohort that completed the full four week treatment cycle of the Phase I trial were placed on continuing treatment for additional cycles based on the Principal Investigator’s assessment that treatment with the drug Liposomal Grb-2 was benefiting these patients.  This was described as a remarkable and unexpected result based on the initial, low dose being given to patients in the first cohort.  Bio-Path’s FDA-approved protocol for the Phase I clinical trial provides that the Principal Investigator may continue treatment of a patient beyond the initial cycle if, in the Principal Investigator’s opinion, the patient is exhibiting stable disease, or else, has improvement of his or her disease.  In the circumstance where a patient is continuing treatment beyond the requirements of the Phase I trial, the Company is required to supply the drug at no charge for the continuing treatments but it is not required to incur additional hospital costs.  Although it is too early to draw any scientific conclusions about any effect that the Company’s drug candidate Liposomal-Grb-2 has on patients being treated in the trial, the effects of apparent stabilization in some patients is expected to help in recruiting new patients into the clinical trial.

The Company expects to complete the Phase I clinical trial during 2012. Since, at the Principal Investigator’s recommendation, some patients who are benefiting from the treatment are being placed on continuing therapy beyond the requirements of the clinical trial, additional expenses may be incurred as the Company is required to supply drug at no charge for the continuing treatment.  Additional costs to completion of the Phase I clinical trial are estimated to range from $500,000 to $1 million. We will reimburse MD Anderson at the rate of approximately $13,000 per patient for treating patients in the study. We currently expect to reimburse MD Anderson a total of approximately $300,000 spread out over one year for patient treatment costs.  Bio-Path believes it has sufficient resources and access to additional resources if needed to meet its obligations in this regard.

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

In October of 2011 the Company entered into a new project plan agreement with its contract manufacturing supplier for a batch of drug product with expected delivery by year end.  The project plan requires the company to pay the supplier $177,440 for this drug product.

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

Projected Financing Needs

As of September of 2011, we anticipate that we need to raise an additional $8,600,000 to enable us to complete all projected clinical trials for our product candidates and conduct certain additional clinical trials in other Bio-Path drug candidates. The completion of the LPC Purchase Agreement may provide us with up to $6,450,000 in new capital.  A summary of the material terms of the LPC Purchase Agreement are detailed in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2010.  In addition to the LPC Purchase Agreement, in February 2011, we received grant funds from the U. S. Government in the amount of $244,479, and we have through April 30, 2011 raised a total of $1,794,206 in gross proceeds through a private placement offering. In addition at the end of the third quarter 2011, the Company raised $142,000 through investors’ exercise of warrants to purchase common stock for cash.  Bio-Path had $983,286 in cash on hand as of September 30, 2011.  In October of 2011, the Company raised an additional $434,000 through investors’ exercise of warrants to purchase common stock for cash.  Including the $142,000 exercise of warrants by investors at the end of September of 2011, in aggregate the company raised $576,000 through investors exercising warrants to purchase common stock for cash during the end of September through October 2011 timeframe.  A total of 1,920,000 shares were issued to these investors.  No cash or stock commissions were owed from these equity sales.

The Company plans to begin raising significant amounts of additional development capital once there is demonstration of proof-of-concept of Bio-Path’s technology in human patients.

As of the end of October, 2011, this infusion of capital from the exercise of the warrants has produced current cash balances of approximately $1,300,000. The amounts of future funding required, and related existing cash balances, are expected to support clinical develop of our lead products and sustain operations through the end of second quarter of 2014.  The remainder of the Phase I clinical trial of BP-100-1.01 is expected to cost between $750,000 and $1,200,000 with a mid-point of $1,000,000. If the Phase I clinical trial in BP-100-1.01 is successful, we will follow with a Phase IIa trial in BP-100-1.01, subject to available capital. Successful Phase I and IIA trials of BP-100-1.01 will demonstrate clinical proof-of-concept that BP-100-1.01 is a viable therapeutic drug product for treatment of AML, MDS and CML. The Phase IIA clinical trial in BP-100-1.01 is expected to cost approximately $1,600,000.

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

We have currently budgeted approximately $975,000 out of the approximate $8,600,000 in net proceeds to be raised for additional drug development opportunities.  The balance of the funding is planned to fund patent expenses, licensing fees, pre-clinical costs to MD Anderson’s Pharmaceutical Development Center, consulting fees and management and administration.

In the aggregate, the additional capital requirements of approximately $8,600,000 are expected to fund operations through the second quarter of 2014 including the completion of the Phase I clinical trial of BP-100.1.01 ($1,000,000 – as of September 30, 2011 the Company has cash of $983,286 to finance the completion of this trial. The Phase I clinical trial of BP-100.1-02 ($2,000,000), the Phase II clinical trial of BP-100-1.01 ($1,600,000), initiation but not completion of a Phase I clinical trial in Liposomal siRNA FAK or other new drug candidate ($1,100,000), license-related payments to MD Anderson ($365,000), provision to in-license new targets and compounds for development ($975,000) and general and administrative costs for the organization for operations through the second quarter 2014 ($2,660,000).  Costs for personnel directly related to the clinical trial are included in those program estimates.  Timing and costs for this plan are best estimates at this point in time and could vary depending on the availability of capital, the rate of enrollments in clinical trials and other factors not controlled by the Company.

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

Business Strategy

Our plan of operation over the next 30 months is focused on achievement of milestones with the intent to demonstrate clinical proof-of concept of our drug delivery technology and lead drug products. Furthermore, subject to adequate capital, we will attempt to validate our business model by in-licensing additional products to broaden our drug product pipeline.

At September 30, 2011, we anticipated that over the next 30 months we would need to raise approximately $8,600,000 to completely implement our current business plan.  Completion of the LPC Purchase Agreement may provide up to $6,450,000 in new funding.  Over the next three years we expected to raise additional capital to complete our funding plan.  We have previously completed several financings for use in our Bio-Path operations and have received total net proceeds of $6,358,956 as of September 30, 2011. Our short term plan is to achieve the following key milestones:

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

3)	Out-license (non-exclusively) our delivery technology for either antisense or siRNA to a pharmaceutical partner to speed development of applications of our technology.

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

Results of Operations for the three and nine months ended September 30, 2011  and 2010.

Revenues.  We have no operating revenues since our inception.  We had interest income of $870 for the three months ended September 30, 2011 compared to $236 for the three months ended September 30, 2010. We had interest income of $2,171 for the nine months ended September 30, 2011 compared to $1,283 for the nine months ended September 30, 2010.  The increase of interest income in the comparable nine month periods results from increases in bank cash balances in the comparable periods due to financing activities in the first nine months of 2011.  Our interest income was derived from cash and cash equivalents net of bank fees.

Research and Development Expenses.  Our research and development expense was $127,109 for the three months ended September 30, 2011; a decrease of $108,237 over the three months ended September 30, 2010.  Our research and development expense was $458,803 for the nine months ended September 30, 2011; a decrease of $128,301 of over the nine months ended September 30, 2010.  The year to date decrease  in research and development expense results primarily from lower drug development testing and supply expense and stock options expense offset by lesser increases in clinical trial and amortization expense.  Research and development expense – related party is higher for the quarter and year to date versus prior year due to greater clinical trial patient expense accrued or paid to MD Anderson.

General and Administrative Expenses. Our general and administrative expenses were $327,380 for the three months ended September 30, 2011; an increase of $61,438 over the three months ended September 30, 2010. Our general and administrative expenses were $1,002,191 for the nine months ended September 30, 2011; an increase of $169,673 over the nine months ended September 30, 2010.  The increase in general and administrative expenses in the respective periods results from the increased operating expenses relating to legal and accounting expense, increased participation in industry conferences and general expenses related to being a public company.

Net Loss. Our net loss was $503,819 for the three months ended September 30, 2011, compared to a loss of $501,337 for the three months ended September 30, 2010.  Net loss per share, both basic and diluted was the same for the respective three month periods.  Our net loss was $1,559,294 for the nine months ended September 30, 2011, compared to a loss of $1,419,092 for the nine months ended September 30, 2010. The increase in year to date net loss for 2011 compared to 2010 was due to higher general and administrative and research and development – related party expense offset to a lesser degree by lower research and development expense.

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

In February 2011, the Company received a grant from the U.S. Government’s Qualifying Therapeutic Discovery Project Program in the amount of $244,479.

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

In addition to the private placement, the Company received $50,000 from Lincoln Park Capital, LLC from the mutual parties’ financing purchase agreement. The proceeds from the sale of such shares are being used to fund working capital to continue and expand the Company’s ongoing business.

Over the last two years, the Company issued a series of warrants at the exercise price of $1.50 per share to certain accredited investors, pursuant to one of the several subscription agreements related to private placement memoranda. A total of 5,040,000 warrants were issued. The Board of Directors of the Company determined it is in the best interest of the Company to raise additional funds by offering warrant holders the option of making certain adjustments to the exercise price and the expiration dates of the warrants previously issued.  The Board of Directors approved the certain adjustments that allow warrant holders the option to revise their existing warrant by reducing the exercise price of the warrant to $0.30 per share and set the expiration date for the exercise of such warrants to September 30, 2011.  The holders of a total of 4,240,000 warrants elected to choose the adjustment option and adjust their warrants.  The Company raised a total of $576,000 through investors exercising warrants to purchase common stock for cash during the end of September through October 2011 timeframe, A total of 1,920,000 shares were issued to these investors.  No cash or stock commissions were owed from these equity sales. The remaining 2,320,000 unexercised warrants expired effective September 30, 2011.

At September 30, 2011, we had cash of $983,286 compared to $238,565 at December 31, 2010.  The increase in the nine month period is primarily from the sale of common stock through the private placement offering and the exercise of the warrants for cash.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the nine months ended September 30, 2011 was $726,157 compared to $995,584 for the nine months ended September 30, 2010. Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by our cash assets.

Currently all of our cash is, and has been, generated from financing activities.   We raised a total of $1,533,425 in net cash from financing activities for the nine months ended September 30, 2011.  Since inception we have net cash from financing activities of $6,358,956. As discussed in Projected Financing Needs above, we believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through June 2012.  We need to raise additional capital, in order to fund our operations after the end of June 2012.  There can be no assurance that we will be able to raise cash when it is needed to fund our operations.

We believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements up to June 2012. We anticipate that we will need to raise approximately an additional $8,600,000 in net proceeds to completely implement our business plan.  However, we have several discussions underway with potential investors at this time which could result in us receiving sufficient capital to extend our operations beyond June of 2012 and possibly even 2013. There is no assurance or guarantee that we will raise any additional capital.

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

As a result of the continuing Phase I trial, the Company believed it was in the best interest of the Company to enter into a new agreement with the same contract drug manufacturer. Subsequently, in October of 2011 the Company entered into a new project plan agreement with its contract manufacturing supplier for a batch of drug product with expected delivery by year end.  The project plan requires the Company to pay the supplier $177,440 for this drug product, of which a total of $59,500 has been paid to date.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2011, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2011.

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

Dated: November 14, 2011	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive
Officer, Chief Financial Officer, Principal Financial Officer