Form 10-K
period 2011-12-31
BIO-PATH HOLDINGS INC
filed 2012-03-30
CIK 1133818

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53404

BIO-PATH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0652870
(State or other jurisdiction of incorporation)	(I.R.S. employer identification No.)

2626 South Loop, Suite 180, Houston, Texas

(Address of principal executive offices)

Issuer’s telephone no., including area code: (832) 971-6616

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The Issuer’s revenues for the fiscal year ended December 31, 2011 were $-0-.

As of March 23, 2012, there were 58,493,920 of the Issuer’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $11,560,635 as of June 30, 2011, the last business day of the Issuer’s most recently completed second fiscal quarter, based on the last sales price of the Issuer’s common stock as reported on the OTCBB on such date of $0.30 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the Issuer’s common stock are assumed to be affiliates.

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

Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management, and may include, but are not limited to statements regarding to:

☐	the potential benefits and commercial potential of our potential products,
☐	our clinical trials, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies in other countries,
☐	our ability to obtain additional financing,
☐	the safety and efficacy of our product candidates,
☐	estimates of the potential markets and estimated trial dates,
☐	any changes in the current or anticipated market demand or medical need of our potential products,
☐	need for additional research and testing,
☐	the uncertainties involved in the drug development process and manufacturing,
☐	our future research and development activities,
☐	assessment of competitors and potential competitors,
☐	potential costs resulting from product liability or other third-party claims,
☐	the sufficiency of our existing capital resources and projected cash needs,
☐	assessment of impact of recent accounting pronouncements, and
☐	government regulation and approvals.

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

ITEM 1.  DESCRIPTION OF BUSINESS

Bio-Path Holdings, Inc. through Bio-Path, Inc., our wholly-owned subsidiary (“Bio-Path Subsidiary”) is a biotechnology company engaged in the business of developing novel cancer therapeutics licensed to us from The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) for three lead products and nucleic acid delivery technology including tumor targeting technology. The licenses specifically provide (i) drug delivery platform technology with composition of matter intellectual property for antisense that enables systemic delivery of antisense, (ii) formulation intellectual property for systemic delivery of small interfering RNA (“siRNA”) and (iii) small molecules for treatment of cancer. The Company is currently only developing the liposomal antisense technology.

Our business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into therapeutic drugs products.  Our strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive clinical trial capabilities of MD Anderson, to advance these candidates into initial human efficacy trials (Phase IIA), and then out-license each successful potential drug and/or the drug delivery  technology to a pharmaceutical company.

Research and Development

Our research and development is currently conducted through agreements we have with MD Anderson. We anticipate that new research and development relationships will be added in the future for pre-clinical testing services and future sites for clinical trials that require multiple sites for patient testing.

Recent Updated Information

On March 12, 2010, we issued a press release announcing that the US Food and Drug Administration (FDA) had allowed an IND (Investigational New Drug) for our lead cancer drug candidate liposomal BP-100-1.01 (or Liposomal Grb-2 or L-Grb-2) to proceed into clinical trials.  The IND review process was performed by the FDA’s Division of Oncology Products and involved a comprehensive review of data submitted by Bio-Path covering pre-clinical studies, safety, chemistry, manufacturing and controls, and the protocol for the Phase I clinical trial.   Bio-Path is developing a neutral lipid-based liposome delivery technology for nucleic acid cancer drugs (including antisense and siRNA molecules).  Bio-Path’s drug candidate liposomal BP-100-1.01 is an antisense drug substance targeted to treat several types of cancer.  The FDA’s clearance of the IND allowed Bio-Path to proceed with a Phase I clinical trial in patients with chronic myelogenous leukemia (CML), acute myeloid leukemia (AML), acute lymphoblastic leukemia (ALL) and myelodysplastic syndrome (MDS).

The Phase I clinical trial is a dose-escalating study to determine the safety and tolerance of escalating doses of BP-100-1.01.  The study will also determine the optimal biologically active dose for further development.  The pharmacokinetics of L-Grb-2 in patients will be studied, making it possible to investigate whether the delivery technology performs as expected based on pre-clinical studies in animals.  The trial will evaluate five doses, referred to as five cohorts and with each cohort requiring three evaluable patients to complete the full treatment cycle of L-Grb-2. Eighteen (18) to 30 patients or more may be accrued into the study.  For safety purposes, the FDA requires that the initial dosing administered to patients in the clinical trial start at a very low dose relative to the dose used in preclinical testing done in animal studies, and then escalate the dose administered in each succeeding cohort. In Bio-Path’s Phase I clinical trial of BP-100-1.01, the dosing used in the first cohort is only 1/10th of the expected treatment dose based upon preclinical studies in animals. The dose administered is doubled in each succeeding cohort until the final cohort maximum dose of 50 mg/m2 is reached. The clinical trial is being conducted at MD Anderson.

In February, 2012, the Company completed requirements for treating patients in the second cohort. The Company, its medical advisors and the Principal Investigator agreed that the data from the second cohort demonstrated that BP-100-1.01 was safe enough to proceed to the third cohort of the trial, which is treating patients with a dose of 20 mg/m2. The dose being used for treatment in the third cohort is double the dose that was used to treat patients in the second cohort. At the end of February, 2012, enrollment continued in the third cohort of the clinical trial and patients are being treated. In addition, there has been evidence of possible anti-leukemia activity with the low initial dosing used in the first three cohorts.

The Principal Investigator for the Phase I clinical trial, Dr. Jorge Cortes, is a leading expert in the treatment of CML, AML and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the American Hematology Society annual meeting in December of 2011. Results from the second cohort also demonstrated possible anti-leukemia effects in treated patients. As noted above, the Company is currently treating patients in the third cohort of the trial.

The Company expects that the Phase I clinical trial will be completed during 2012, subject to patient accrual rates. In addition, at the Principal Investigator’s determination, some patients who are benefiting from the treatment with the drug BP-100-1.01 can be placed on continuing therapy beyond the requirements of the clinical trial. Additional expenses may be incurred as the Company is required to supply drug at no charge for the continuing treatment. To date, three patients have received some additional treatment beyond the requirements of the trial. Additional costs for completion of the Phase I clinical trial are estimated to range from $500,000 to $750,000. Bio-Path believes it has sufficient resources and access to additional resources if needed to meet its obligations in this regard

An important outcome for the Phase I clinical trial is the ability to assess for the first time the performance of the Company’s delivery technology in human patients.  Being platform technology, a successful demonstration of the delivery technology in this study will allow the Company to immediately begin expanding Bio-Path’s drug candidates by simply applying the delivery technology template to multiple new drug product targets.  In this manner, Bio-Path can quickly build an attractive drug product pipeline with multiple drug product candidates for treating cancer as well as treating other important diseases including diabetes, cardiovascular conditions and neuromuscular disorders. In this regard, the Company recently approved a new product identification template that defines a process of scientific, pre-clinical, commercial, and intellectual property evaluation of potential new drug candidates for inclusion into the Company’s drug product development pipeline.

Plan of Operation

Earlier this year, the Company's Board of Directors met and discussed various alternatives to increasing shareholder value relating to the Company's current portfolio of licensed compounds and technology and determined that the Company's siRNA technology was not being favorably valued by the investment community at this time. The Board reviewed the potential for the Company's core liposomal antisense technology together with its strong intellectual property position, its method for blocking expression of disease-causing proteins, the fact that it is widely understood in the investment community, and that it has a significantly easier path for development, and decided not to continue to pursue any further development activities at this time on the liposomal sinRNA technology. The Company is planning to meet wtih MD Anderson to review alternatives regarding the siRNA technology license agreement.

Based upon the recent decisions discussed above, the Company’s current Strategic Plan outline is as follows:

Vision

A world where life-threatening or debilitating diseases become manageable chronic disorders through use of non-toxic drug treatments that preserve the patient’s quality of life.

Mission

Develop neutral lipid delivery technology for antisense therapeutics to produce safe, effective drugs to control diseases like cancer, diabetes, rheumatoid arthritis, cardiovascular and neuromuscular disorders.

Strategy

The Company’s strategy consists of four principle steps:

1)	Complete the Phase I clinical trial of the Company’s lead liposomal antisense drug candidate to provide scientific data that will demonstrate the effectiveness of the neutral lipid delivery technology in delivering an antisense drug substance through the human body to a diseased cell, enabling the drug substance to be delivered across the cell’s membrane into the interior of the cell where it can block the cell’s production of the target disease protein. Utilize proprietary new assays developed by the Company to measure down-regulation of the drug substance target protein and pharmacokinetics as the principle way of demonstrating effectiveness of the delivery technology.

2)	After demonstrating proof of principle of the delivery technology in human patients, expand the number of patented drugs in the Company’s pipeline by applying the composition of matter delivery technology template to new protein targets that meet scientific, preclinical and commercial criteria. These efforts may include collaboration and will likely include developing drug candidates for diseases other than cancer.

3)	Initiate a wide-ranging, proactive licensing program after proof of principle of the delivery technology that will include a wide range of licensing arrangements including co-development of a specific liposomal antisense drug candidate, sub-licensing the delivery template for outside development of one or more liposomal antisense drug candidates or an out-license of a partially developed drug for final development and marketing.

4)	Enter into a licensing business development transaction in the near term as a means to develop the cash flow to fund burn rate and minimize future dilution.

Our plan of operation over the next 30 months is focused on achievement of milestones with the intent to demonstrate clinical proof-of-concept of our drug delivery technology and lead drug products. Furthermore, subject to adequate capital, we will attempt to validate our business model by in-licensing additional protein targets for development as liposomal antisense products to broaden our drug product pipeline.

We anticipate that we will need to raise approximately $8,000,000 to completely implement our current business plan, which includes completion of the Phase I clinical trial of L-Grb-2, a Phase I clinical trial in an additional liposomal antisense drug product in addition to the drug product L-Grb-2 currently in a Phase I clinical trial and a multi-site Phase II clinical trial of L-Grb-2.  In addition, our plan of operation includes funds to in-license up to four new protein targets for development as liposomal antisense drug product candidates to add to our product pipeline for development.

We have completed several financings for use in our operations and have received total net proceeds of $6,859,185. In addition, in June of 2010, the Company signed an equity purchase agreement (“LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), a Chicago-based institutional investor, pursuant to which the Company has the right to sell shares of its common stock to LPC from time to time over a 24-month period in amounts between $50,000 and $1,000,000 up to an aggregate amount of $7 million depending upon certain conditions set forth in the purchase agreement. A total of $6,325,000 remains available for use at this time.

Our near term plan is to achieve three key milestones:

(1)	conduct and conclude a Phase I clinical trial of our lead drug BP-100-1.01, which if successful, will validate our liposomal delivery technology for nucleic acid drug products. As described above we expect to complete the Phase I Clinical Trial by the end of 2012, subject to patient enrollment.

(2)	after achieving sufficient proof of concept that validates our delivery technology, out-license (non-exclusively) our delivery technology to a pharmaceutical partner for development of a specific liposomal antisense drug candidate to generate cash flow to cover burn rate and avoid shareholder dilution, as well as to speed development applications of our technology.

(3)	out-license (non-exclusively) our delivery technology for antisense to a pharmaceutical partner to speed development applications of our technology.

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

Our basic drug development concept is to block the expression of proteins that cause disease.  RNA is essential in the process of creating proteins.   We intend to develop drugs and drug delivery systems that are intended to work by delivering short strands of DNA material that are inserted into a cell to block the production of proteins associated with disease.

The historical perspective of cancer treatments has been the use of drugs that affect the entire body.  Advances in the past decade have shifted to treating the tumor tissue itself.  One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease causing proteins while having little or no effect on other healthy tissue.  Nucleic acid drugs, specifically antisense, are a promising field of targeted therapy.  Development of antisense, however, has been limited by the lack of a suitable method to deliver these drugs to the diseased cells with high uptake into the cell and without causing toxicity.  Bio-Path’s currently licensed neutral-lipid based liposome technology is designed to accomplish this.  Studies have shown a 10-fold to 30-fold increase in tumor cell uptake with this technology compared to other delivery methods.

BP-100-1.01

BP-100-1.01 is our lead lipid delivery antisense drug candidate which is being clinically tested in patients having Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Myelodysplastic Syndrome (MDS) and Acute Lymphoblastic Leukemia (ALL).  If this outcome is favorable, we expect there will be opportunities to negotiate non-exclusive license applications involving upfront cash payments with pharmaceutical companies developing antisense drugs that need systemic delivery technology.

The IND for BP-100-1.01 was submitted to the FDA in February of 2008 and included all in vitro testing, animal studies and manufacturing and chemistry control studies completed.  The FDA requested some changes be made to the application submission.  We resubmitted information to the FDA in response to such request. On March 12, 2010, we issued a press release announcing  that the US Food and Drug Administration (FDA) had allowed an IND (Investigational New Drug) for Bio-Path’s lead cancer drug candidate liposomal BP-100-1.01 to proceed into clinical trials.  The IND review process was performed by the FDA’s Division of Oncology Products and involved a comprehensive review of data submitted covering pre-clinical studies, safety, chemistry, manufacturing, and controls, and the protocol for the Phase I clinical trial.

Receipt of an IND allowed the Company to commence its Phase I clinical trial to study L-Grb-2 in human patients, which began shortly after the end of the second quarter of 2010.  The Phase I clinical trial is a dose-escalating study to determine the safety and tolerance of escalating doses of L-Grb-2.  The study will also determine the optimal biologically active dose for further development.  The pharmacokinetics of L-Grb-2 in patients will be studied, making it possible to investigate whether the delivery technology performs as expected based on pre-clinical studies in animals.  Significantly, analysis of patient blood samples will enable us to measure down-regulation of the target Grb-2 protein, a critical validation test for the effectiveness of the delivery technology. The trial will evaluate five doses of L-Grb-2 and 18 to 30 patients or more may be accrued into the study.  The clinical trial is being conducted at The University of Texas MD Anderson Cancer Center. The trial is currently in the middle of testing the third dose in patients.   The Company expects the Phase I clinical trial to be completed in 2012, pending patient accruals.

BP-100-2.01

BP-100-1.02 is Liposomal Bcl-2 (also L-Bcl-2), another liposomal antisense drug candidate that was licensed from MD Anderson. This drug has an extensive pre-clinical testing data package and the Company expects that it will commence a clinical trial of this drug candidate in 2013, subject to available capital and depending on the outcome of our current clinical trial for BP-100-1.01. The target protein for this drug candidate, Bcl-2, is involved in regulating programmed cell death. In cancer, the Bcl-2 protein can over-express, which can lead to a situation in which the Bcl-2 protein blocks the cell’s normal death signals, effectively making the cancer cell highly resistant to chemotherapy. Types of cancer potentially treatable with L-Bcl-2 include lymphoma, prostate cancer, small cell lung cancer, breast cancer, melanoma, chronic lymphoid leukemia (CLL) and several others. The Company intends to wait until proof of concept of our delivery technology is established based on results from the Phase I clinical trial of BP-100-1.01 (L-Grb-2) prior to taking steps to initiate filing of an IND for a clinical trial in BP-100-1.02. Additionally, as with other new drug candidates, prior to activating further development of L-Bcl-2, the Company will perform an updated evaluation of the scientific and commercial potential of the L-Bcl-2 drug candidate.

Other Liposomal Antisense Products

As noted previously, the Company intends to apply its patented drug delivery technology template to new disease-causing protein targets as a means to develop new, patented liposomal antisense drug candidates. A new product identification template was recently approved that defines a process of scientific, pre-clinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into the Company’s drug product development pipeline. A significant amount of capital will be allocated for in-licensing promising protein targets that can be developed as new liposomal antisense drug candidates.

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

Chronic Myelogenous Leukemia is a form of leukemia characterized by the increased and unregulated growth of predominantly myeloid cells in the bone marrow and the accumulation of these cells in the blood. CML is a clonal bone marrow stem cell disorder in which proliferation of mature granulocytes (neutrophils, eosinophils, and basophils) and their precursors is the main finding. It is a type of myeloproliferative disease associated with a characteristic chromosomal translocation called the Philadelphia chromosome

Liposomal Delivery Technology  is used for drug delivery due to their unique properties. A liposome encapsulates a region on aqueous solution inside a hydrophobic membrane; dissolved hydrophilic solutes cannot readily pass through the lipids. Hydrophobic chemicals can be dissolved into the membrane, thereby incorporating the materials, and in this way liposome can carry both hydrophobic molecules and hydrophilic molecules. To deliver the molecules to sites of action, the lipid bilayer can fuse with other bilayers such as the cell membrane, thus delivering the liposome contents. By making liposomes in a solution of DNA or drugs (which would normally be unable to diffuse through the membrane) they can be (indiscriminately) delivered past the lipid bilayer.

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

Myelodysplastic Syndromes are a diverse collection of hematological conditions united by ineffective production (or dysplasia) of myeloid blood cells and risk of transformation to acute myelogenous leukemia (AML). Anemia requiring chronic blood transfusion is frequently present. Myelodysplastic syndromes are bone marrow stem cell disorders resulting in disorderly and ineffective hematopoiesis (blood production) manifested by irreversible quantitative and qualitative defects in hematopoietic (blood-forming) cells. In a majority of cases, the course of disease is chronic with gradually worsening cytopenias due to progressive bone marrow failure.

Nucleic Acid Drug Products  Nucleic acid base sequences play a crucial role in the expression of gene. The gene is responsible for the synthesis of proteins and these proteins, which are synthesized, are responsible for the biological process including diseases. If the nucleic acid sequence is altered, it could be possible to block or transfer the message for protein synthesis, thereby preventing the particular protein, which is responsible for the disease. These nucleic acids act as drugs by different mechanisms, they may bind with the synthesized proteins, and they can hybridize to a messenger RNA leading to translation arrest or may induce degradation to target RNA. In this way the nucleic acids can act as drugs for inhibiting gene expression or protein synthesis.

Projected Financing Needs

We anticipate that will need to raise an additional $8,000,000 to complete our currently planned clinical trials and other activities described herein.

The remaining cost of the Phase I clinical trial of BP-100-1.01 is expected to range between $500,000 to $750,000.   If the Phase I clinical trial in BP-100-1.01 is successful, we expect to follow with a multi-site Phase II trial in BP-100-1.01.  Successful Phase I and II trials of BP-100-1.01 will provide clinical evidence to support BP-100-1.01 as a potential therapeutic drug product for treatment of AML, ALL, MDS and CML.  The Phase II clinical trial in BP-100-1.01 is expected to cost approximately $2,000,000.

The Phase I clinical trial of BP-100-1.02 (L-Bcl-2) is expected to cost $2,000,000.  Commencement of the Phase I clinical trial depends on the FDA approving the IND for BP-100-1.02.  Success in the Phase I clinical trial will be based on the demonstration that the drug is well tolerated and other key outcomes. The Phase I clinical trial will likely be a dose-escalating study to determine the safety and tolerance of escalating doses of BP-100-1.02.  The study will also likely determine the optimal biologically active dose for further development.  The pharmacokinetics of BP-100-1.02 in patients will be studied, as well down-regulation of the target protein to corroborate any positive anti-cancer effects in addition to confirming effectiveness of the delivery technology.

Approximately $1 million has been allocated to in-licensing other protein targets for development into liposomal antisense drug candidates. The balance of the $8,000,000 in funding needs from our original plan over 30 months is approximately $2,300,000, which is planned to fund patent expenses, licensing fees, pre-clinical costs to MD Anderson’s Pharmaceutical Development Center, consulting fees and management and administration. Of the projected total in $8,000,000 in funding needs, approximately $5,700,000 in project costs is projected to be spent on clinical trials of our drug candidates and developing new drug candidates, and the balance is projected to be be spent on period costs for professionals, management and license costs.

We have generated approximately four full years of financial information and have demonstrated that we have been able to expand our business through an increased investment in our technology and trials. We cannot guarantee that plans as described in this report will be successful or that we can continue to receive additional capital investment. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or clinical development methods. If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

There can be no assurance of the following:

1)	That the actual costs of a particular trial will come within our budgeted amount.
2)	That any trials will be successful or will result in drug commercialization opportunities.
3)	That we will be able to raise the sufficient funds to allow us to operate for three years or to complete our trials.

Background Information about MD  Anderson

Our initial drug development efforts have been pursuant to three exclusive License Agreements with MD Anderson. MD Anderson’s stated mission is to “make cancer history” ( www.mdanderson.org ).  To achieve this goal the institution has focused initially on integrated programs in cancer treatment, clinical trials, educational programs and cancer prevention.  MD Anderson is one of the largest and most widely recognized cancer centers in the world: U.S. News & World Report’s “America’s Best Hospitals” survey has ranked MD Anderson as one of 2 best hospitals for 16 consecutive years. MD Anderson will treat more than 100,000 patients this year, of which approximately 11,000 will participate in therapeutic clinical research exploring novel treatments the largest such program in the nation. MD Anderson employs more than 15,000 people including more than 1,000 M. D. and Ph.D clinicians and researchers, and is routinely conducting more than 700 clinical trials at any one time.

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

Relationship with MD Anderson

Bio-Path was founded to focus on bringing the capital and expertise needed to translate drug candidates developed at MD Anderson and potentially other research institutions into real treatment therapies for cancer patients.  To carry out this mission, Bio-Path negotiated agreements with MD Anderson that will:

•	allow Bio-Path to develop MD Anderson’s neutral lipid delivery technology;

•	give Bio-Path ongoing access to MD Anderson’s inventory of antisense drug candidates for drug development that employ the lipid delivery technology;

•	provide rapid communication to Bio-Path of new drug candidate disclosures in the Technology Transfer Office.

Bio-Path’s Chief Executive Officer is experienced working with MD Anderson and its personnel.  Bio-Path believes that if Bio-Path obtains adequate financing, Bio-Path will be positioned to translate current and future MD Anderson technology into real treatments for cancer patients.  This in turn is could provide a steady flow of cancer drug candidates to commercialize or for out-licensing to pharmaceutical partners.

Licenses

Bio-Path Subsidiary has previously negotiated and signed three licenses with MD Anderson and intends to use our relationship with MD Anderson to develop these drug compounds through Phase IIa clinical trials, the point at which we will have demonstrated proof-of-concept of the efficacy and safety for our product candidates in cancer patients.  At such time, we may seek a development and marketing partner in the pharmaceutical or biotech industry.  In certain cases, we may choose to complete development and market the product ourselves. Our basic guide to a decision to obtain a license for a potential drug candidate is as follows:

Likelihood of efficacy: Are the in vitro pre-clinical studies on mechanism of action and the in vivo animal models robust enough to provide a compelling case that the “molecule/compound/technology” has a high probability of working in humans?

Does it fit with the Company’s expertise: Does Bio-Path possess the technical and clinical assets to significantly reduce the scientific and clinical risk to a point where a pharmaceutical company partner would likely want to license this candidate within 36-48 months from the date of Bio-Path acquiring a license?

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

Out-Licenses and Other Sources of Revenue

Subject to demonstrating proof of concept for our delivery technology and obtaining adequate capital, we intend to develop a steady series of drug candidates through Phase II clinical trials and then to engage in a series of out-licensing transactions to the pharmaceutical and biotechnology companies.  These companies would then conduct later-stage clinical development, regulatory approval, and eventual marketing of the drug.  We expect that such out-license transactions would include upfront license fees, milestone/success payments, and royalties.  We intend to maximize the quality and frequency of these transactions, while minimizing the time and cost to achieve meaningful candidates for out-licensing. Our near-term strategy for these licensing transactions is to develop sufficient revenue to cover our burn rate and provide development capital for clinical testing of drug candidates through Phase II for out-licensing, and for some candidates, potentially through full development and commercialization. Longer term, out-licensing transactions will viewed in terms of creating maximum shareholder value to add to the economic value of drug candidates fully developed and marketed by the Company, as noted below.

In addition to out-licensing revenue and value creation, we may fully develop one or more of our own drug candidates. For example, there are certain cancers that are primarily treated only in a comprehensive cancer center; of which there are approximately forty in the US and perhaps two hundred throughout the world. As a result, “marketing and distribution” can become a realistic possibility for select products.  These candidates may be eligible for Orphan Drug Status which provides additional incentives in terms of market exclusivities and non-dilutive grant funding for clinical trials.

Finally, there are technologies for which we anticipate acquiring licenses whose application goes well beyond cancer treatment. The ability to provide the delivery of antisense and small molecules, and their efficient uptake into cells is a very important technological asset that is expected to be commercialized in other areas of medicine.

License Agreements

We have entered into three Patent and Technology License Agreements (the “License Agreements”) with MD Anderson relating to its technology.

These License Agreements relate to the following technologies: 1) a lead siRNA drug product; 2) delivery technology platform for antisense nucleic acids including two single nucleic acid (antisense) drug products; and 3)tumor targeting technology related to siRNA . These licenses require, among other things, that we reimburse MD Anderson for ongoing patent expense. Of these licenses, only the liposomal antisense license is expected to be fully utilized for development of therapeutic drug products at this time. The remaining two licenses are being discussed with MD Anderson, and at this time, the Company is not going to commit any additional financial resources to the siRNA licenses.

These License Agreements require, among other things, the Company to reimburse MD Anderson for ongoing patent expense.  Accounts payable expense of $67,971 for current patent expenses and accrued license payments totaling $39,538 for accrued current and past patent expenses are included in Current Liabilities as of December 31, 2011.  Past patent expenses represent patent expense incurred by MD Anderson prior to executing the license with Bio-Path that is being amortized in quarterly payments. As of December 31, 2011, the Company estimates remaining reimbursable past patent expenses total approximately $75,000 for the antisense license.  The Company will be required to pay when invoiced these patent expenses at the rate of $25,000 per quarter. In addition, accrued expense of $41,000 were included in Current Liabilities as of December 31, 2011 representing accrued hospital expense for MD Anderson services treating patients in Bio-Path’s clinical trial of BP-100-1.01. This expense is unrelated to the License from MD Anderson.

The most recent of such License Agreements was entered into effective August 27, 2009. This License Agreement relates to the development of liposome tumor targeting technology. Bio-Path is currently developing a neutral-lipid based liposome delivery technology of antisense for the treatment of cancer. The liposome targeting technology previously licensed was developed based on testing of tumor targeting of liposomal siRNA FAK drug candidate. Tumor targeting was a technology that was needed much more for liposomal siRNA technology than for liposomal antisense technology. As a result, with the recent decision not to proceed with developing the siRNA technology at this time, tumor targeting will be developed at a later time with potentially another targeting technology.

Business Strategy

In order to capitalize on the growing need for new drug candidates by the pharmaceutical industry, and recognizing the value of clinical data, we have developed our commercialization strategy based on the following concepts:

☐	Develop in-licensed compounds to proof-of-concept in patients through Phase II.

☐	Manage trials as if they were being done by Big Pharma: seamless transition; quality systems; documentation; and disciplined program management recognized by Big Pharma diligence teams; trials conducted, monitored and data collected consistent with applicable FDA regulations to maximize Bio-Path’s credibility and value to minimize time to gain registration by Partner.

☐	Leverage outside testing firms for pre-clinical capabilities and MD Anderson for clinical development capabilities. Outside testing firms perform pre-clinical studies as well as clinical pharmacokinetics and pharmacodynamics while MD Anderson’s world-renowned clinics will be used for clinical trials, particularly for early clinical trials. This should allow us to develop our drug candidates with experienced professional staff at a reduced cost compared to using external contract research organizations to run clinical trials. This should also allow us to operate in an essentially virtual fashion, thereby avoiding the expense of setting up and operating laboratory facilities, and without losing control over timing or quality or IP contamination.

☐	Use our Medical Advisory Board and Board of Directors to supplement our Management Team to critically monitor existing programs and evaluate new technologies and/or compounds discovered or developed at MD Anderson, or elsewhere, for in-licensing.

☐	Hire a small team of employees or consultants: business development, regulatory management, and project management.

☐	Outsource manufacturing and regulatory capabilities. Bio-Path will not need to invest its resources in building functions where it does not add substantial value or differentiation. Instead, it will leverage an executive team with expertise in the selection and management of high quality contract manufacturing and regulatory firms. Future manufacturing capabilities may be developed at a later date as a means to control the technology and ensure adequate supplies of our future internally developed drug products and for out-licensed drug products.

Manufacturing

We have no manufacturing capabilities and intend to outsource our manufacturing function in the near future.  The most likely outcome of the out-license of a Bio-Path drug to a pharmaceutical partner will be that the pharmaceutical partner will be responsible for manufacturing drug product requirements.  However, in the event Bio-Path is required to supply a drug product to a distributor or pharmaceutical partner for commercial sale, Bio-Path will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. There are a limited number of manufacturers that operate under the FDA’s current good manufacturing practices (cGMP) regulations capable of manufacturing our future products. As noted previously, future manufacturing capabilities may be developed at a later date as a means to control the technology and ensure adequate supplies of our future internally developed drug products and for out-licensed drug products.

In June 2008, we entered into a Project Plan Agreement with Althea Technologies, Inc. (“Althea”) relating to supply of drug product for our first Phase I clinical trials of our BP-100-1.01 drug.  In September 2008 we executed a definitive agreement with Althea. Althea is a San Diego-based contract developer and manufacturer of biologic and injectable products, with fully integrated services to support clients with product development expertise and finished cGMP product from pre-clinical development through commercial supply.  In January 2010, Althea delivered a final drug product batch to the Company, which completed all obligations under the contract. The Company has continued to utilize Althea when it required additional drug product for testing.

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

Agreement with Acorn CRO

On April 23, 2009, we announced that had we entered into an agreement with ACORN CRO, a full service, oncology-focused clinical research organization (CRO), to provide us with a contract medical officer and potentially other clinical trial support services.  Under such agreement, Bradley G. Somer, M. D., commenced serving as our Medical Advisor and medical liaison for the conduct of our Phase I clinical study of liposomal BP-100-1.01 in refractory or relapsed Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Acute Lymphoblastic Leukemia (ALL) and Myelodysplastic Syndrome (MDS).

Employees

We currently employ two (2) full time employees.  We also have contractual relationships with 6 additional professionals who perform medical officer, regulatory and drug development duties.  We expect to hire additional employees once additional funding has been secured that will enable additional clinical programs to be undertaken.

Scientific Advisors

Our Scientific Advisors consist of the following scientists and oncologists and drug development professionals:

Ana M. Tari, Ph.D., M.S. - Co-founder of Bio-Path; Associate Professor, at the University of Florida at Gainsville.  In addition to her position at the University of Florida, Dr. Tari currenlty is also Director, Preclinical Operations and Research for Bio-Path Holdings, Inc. Previously, Dr. Tari was Associate Professor at the University of Texas MD Anderson Cancer Center.Bradley G Somer, M.D. Medical Advisor to Bio-Path on a contract basis. Practicing oncologist in hematology, member of the Executive Committee with the West Hospital in Memphis Tennessee. Former site principal investigator for several clinical trial studies in CML.

Gillian Ivers-Read, BSc. Member of Bio-Path’s Board of Directors and consultant for drug development strategy and operations. Currently Executive Vice President and co-founder of Clovis Oncology and formerly senior executive management with Cellgene, Pharmion and Aventis.

We anticipate that additional scientists and clinicians will join the Scientific Advisory Board once additional funding has been secured to expand Bio-Path’s operations.

Competition

We are engaged in fields characterized by extensive research efforts, rapid technological progress, and intense competition. There are many public and private companies, including pharmaceutical companies, chemical companies, and biotechnology companies, engaged in developing products for the same human therapeutic applications that we are targeting. Currently, all or most of our competitors have substantially greater financial, technical and human resources than Bio-Path and are more experienced in the development of new drugs than Bio-Path. In order for us to compete successfully, we may need to demonstrate improved safety, efficacy, ease of manufacturing, and market acceptance of our products over the products of our competitors.  We will face competition based on the safety and efficacy of our drug candidates, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective, safer or more affordable products than we are able to develop or commercialize or obtain more effective patent protection. As a result, our competitors may commercialize products more rapidly or effectively than we may be able to, which would adversely affect our competitive position, the likelihood that our drug candidates, if approved, will achieve initial market acceptance and our ability to generate meaningful revenues from those drugs. Even if our drug candidates are approved and achieve initial market acceptance, competitive products may render such drugs obsolete or noncompetitive.

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

The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

☐	pre-clinical laboratory tests, pre-clinical studies in animals, formulation studies and the submission to the FDA of an investigational new drug application;
☐	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;
☐	the submission of a new drug application or biologic license application to the FDA; and
☐	FDA review and approval of the new drug application or biologics license application.

Bio-Path’s business model relies on developing drug product candidates through Phase II and either entering into out-license agreements with pharmaceutical licensee partners who will be responsible for post-Phase II clinical testing and working with the FDA on necessary regulatory submissions resulting in approval of new drug applications for commercialization, or internally developing a drug product candidate through commercialization.

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

The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition” that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years; except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Also, competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity.  As a result of our License Agreement with MD Anderson, we have the rights to drug BP-100-1.01.  This drug has been granted orphan drug status by the FDA.

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

We currently do not have any significant facilities.  We lease a small office in Houston, Texas. Our facilities will be expanded as additional employees join Bio-Path.  Due to the anticipated use of the outside testing firms for pre-clinical development of our sponsored drug candidates, Bio-Path does not foresee at this time the need to lease laboratory space.

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

No revenues in the foreseeable future.   Bio-Path Subsidiary has never generated revenues and does not expect any revenues to be generated in the foreseeable future.  The drug development process is a lengthy process and no revenues from product sales will be generated for several years, if ever.  However, Bio-Path  received a grant from the Internal Revenue Service  in the amount of $244,479.  This grant is accounted for on the Balance Sheet ending December 31, 2010 as a Grant Receivable.  The money was received in February 2011.

Need for additional capital.

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

We have had a history of operating losses and we may never achieve profitability. If we continue to incur operating losses, we may be unable to continue our operations.  From inception on May 10, 2007 through December 31, 2011, we had a cumulative net loss of $9,548,746. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

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

As a result of the FDA approval of our application to commence Phase 1 clinical trials, we commenced Phase 1 clinical trials for our BP -100-1.01 in 2010. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for this product candidate.

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or yield unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidates.  We have commenced dosing patients in our Phase I clinical trials on our BP-100-1.01.  We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.  Many of clinical trials are conducted under the oversight of Independent Data Monitoring Committees (or IDMCs). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, un-blinded data. Any of ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results.

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

If we do enter into collaborative agreements, of which there can be no assurance, the success of collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations. The risks that we face in connection with these collaborations include, but are not limited to, the following:

☐	disputes may arise in the future with respect to the ownership of rights to technology developed with collaborators;
☐	disagreements with collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;

☐	we may have difficulty enforcing the contracts if one of our collaborators fails to perform;
☐	our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business or financial communities;
☐	collaborators will have considerable discretion in electing whether to pursue the development of any additional drugs and may pursue technologies or products either on their own or in collaboration with our competitors that are similar to or competitive with our technologies or products that are the subject of the collaboration with Bio-Path; and
☐	our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of our products to reach their potential could be limited if our collaborators decrease or fail to increase spending relating to such products.

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

Reliance on third party manufacturers will entail risks to which we would not be subject if we manufactured our own products, including, but not limited to:

☐	reliance on the third party for regulatory compliance and quality assurance;
☐	the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control;
☐	the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for Bio-Path;
☐	the potential that third party manufacturers will develop know-how owned by such third party in connection with the production of our products that is necessary for the manufacture of our products; and
☐	reliance upon third party manufacturers to assist us in preventing inadvertent disclosure or theft of Bio-Path’s proprietary knowledge.

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

Need for intellectual property protection.   We have entered into three license agreements with MD Anderson.  The patents underlying the licensed intellectual property and positions, and those of other biopharmaceutical companies, are generally uncertain and involve complex legal, scientific and factual questions.

Our ability to develop and commercialize drugs depends in significant part on our ability to:

☐	obtain and/or develop broad, protectable intellectual property;
☐	obtain additional licenses to the proprietary rights of others on commercially reasonable terms;
☐	operate without infringing upon the proprietary rights of others;
☐	prevent others from infringing on our proprietary rights; and
☐	protect trade secrets.

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

The Company does have patent product litigation liability insurance in place.  However, it may not be sufficient to cover litigations circumstances.

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

Changes in Bio-Path relationships with MD  Anderson.   Our license agreements with MD Anderson provide MD Anderson the right to terminate the agreements upon written notice to us if we do not meet all of our requirements under the license agreements which require us to file an Investigational New Drug Application with the FDA or have a commercial sale of a licensed product within an agreed upon period of time.  If either of the licenses or any other agreements we enter into with MD Anderson is terminated for any reason, our business will be adversely and materially adversely affected.

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

Both before and after approval is obtained, violations of regulatory requirements may result in:

☐	the regulatory agency’s delay in approving, or refusal to approve, an application for approval of a product;
☐	restrictions on such products or the manufacturing of such products;
☐	withdrawal of the products from the market;
☐	warning letters;
☐	voluntary or mandatory recall;
☐	fines;
☐	suspension or withdrawal of regulatory approvals;
☐	product seizure;
☐	refusal to permit the import or export of our products;
☐	injunctions or the imposition of civil penalties; and
☐	criminal penalties.

Clinical trials.  In order to obtain regulatory approvals for the commercial sale of our products, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates.  We are currentlydosing patients in our Phase I clinical trials for BP-100-1.01.  We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to move on to Phase II or Phase III clinical trials or commence and complete any other clinical trials for any other products.

The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. A failure of one or more of our clinical trials can occur at any stage of testing. Further, there is to date no data on the long-term clinical safety of our lead compounds under conditions of prolonged use in humans, or on any long-term consequences subsequent to human use. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent its ability to receive regulatory approval or commercialize our products, including:

☐	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;
☐	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect may not be promising;
☐	we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;
☐	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
☐	the cost of our clinical trials may be greater than we currently anticipate;
☐	the timing of our clinical trials may be longer than we currently anticipate; and
☐	the effects of our products may not be the desired effects or may include undesirable side effects or the products may have other unexpected characteristics.

The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including:

☐	the size of the patient population;
☐	the proximity of patients to clinical sites;
☐	the eligibility criteria for the study;
☐	the nature of the study;
☐	the existence of competitive clinical trials; and
☐	the availability of alternative treatments.

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

Changes in laws and regulations affecting the healthcare industry could adversely affect our business.    All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable federal and state laws and agency regulations could have a material adverse effect on our business. These include:

☐	changes in the FDA and foreign regulatory processes for new therapeutics that may delay or prevent the approval of any of our current or future product candidates;

☐	new laws, regulations, or judicial decisions related to healthcare availability or the payment for healthcare products and services, including prescription drugs, that would make it more difficult for us to market and sell products once they are approved by the FDA or foreign regulatory agencies;

☐	changes in FDA and foreign regulations that may require additional safety monitoring prior to or after the introduction of new products to market, which could materially increase our costs of doing business; and

☐	changes in FDA and foreign current Good Manufacturing Practice, or cGMPs, that make it more difficult for us to manufacture our marketed product and clinical candidates in accordance with cGMPs.

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

Future or existing patents issued to third parties may contain patent claims that conflict with our future products. We expect to be subject to infringement claims from time to time in the ordinary course of business, and third parties could assert infringement claims against us in the future with respect to products that we may develop or license. Litigation or interference proceedings could force us to:

☐	stop or delay selling, manufacturing or using products that incorporate or are made using the challenged intellectual property;
☐	pay damages; or
☐	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.

Any litigation or interference proceedings, regardless of their outcome, would likely delay the regulatory approval process, be costly and require significant time and attention of key management and technical personnel.

Any inability to protect intellectual property rights in the United States and foreign countries could limit our ability to manufacture or sell products.  We will rely on trade secrets, unpatented proprietary know-how, and continuing technological innovation and, in some cases, patent protection to preserve a competitive position. The patents underlying the License Agreements or our licensed patent rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third party patents could reduce the coverage of the patent’s license, or that may be licensed to or owned by us.

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

Our common stock trades only in an illiquid trading market .  Trading of our common stock is conducted on the “OTC Bulletin Board”. This could have an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of Bio-Path and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease a small office in Houston, Texas. The office will be expanded as additional employees join Bio-Path or as otherwise needed.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is quoted on the OTCBB under the symbol “BPTH”.  There has been limited trading in our common stock.  The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal Year Ended December 31, 2010

First Fiscal Quarter	$.71	$.27
Second Fiscal Quarter	$.46	$.33
Third Fiscal Quarter	$.45	$.35
Fourth Fiscal Quarter	$.45	$.35

Fiscal Year Ended December 31, 2011

First Fiscal Quarter	$.85	$.35
Second Fiscal Quarter	$.45	$.30
Third Fiscal Quarter	$.50	$.26
Fourth Fiscal Quarter	$.36	$.25

Fiscal Year Ended December 31, 2012

First Fiscal Quarter (January 1st through March 23rd)	$.38	$.13

Holders

As of March 23, 2011 there were 58,493,920 shares of common stock outstanding and approximately 342 Shareholders of record.

Dividends

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of Shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders (1)	3,432,188	$1.23	6.8 yrs.	3,567,812
Equity compensation plans not approved by shareholders	—	—	—	—

(1)        Reflects number of shares of common stock to be issued upon exercise of outstanding options and warrants under all of our equity compensation plans, including our 2007 Stock Incentive Plan.  No shares of common stock are available for future issuance under any of our equity compensation plans, except the 2007 Stock Incentive Plan. The outstanding options and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.  Remaining average term to expiration of options outstanding is as of March 23, 2012.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this form 10-K.

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

Bio-Path Subsidiary was formed to finance and facilitate the development of novel cancer therapeutics.  Our plan was to acquire licenses for drug technologies from The University of Texas M. D. Anderson Cancer Center (“MD Anderson”), to fund clinical and other trials for such technologies and to commercialize such technologies. Bio-Path has negotiated and executed three exclusive licenses (“License Agreements”) for three lead products and nucleic acid delivery technology. These licenses specifically provide drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense, and formulation technology for delivery of small interfering RNA (“siRNA”) and small molecules for treatment of cancer.  The Company is currently developing only the liposomal antisense delivery technology and products. Bio-Path’s business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into authentic therapeutic drugs candidates.  Its strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of MD Anderson, to advance these candidates into initial human efficacy trials (Phase IIa), and out-license each successful potential drug to a pharmaceutical company.

Plan of Operation

See Item 1 of this Form 10-K.

Results of Operations

Results of Operations for the twelve months ended December 31, 2011 and December 31, 2010.

We have no operating revenues since our inception. Our operating expenses for the twelve months ended December 31, 2011 were $2,365,615 and included general and administrative expenses of $1,224,813, research and development expense of $596,802 and related party research and development expense of $544,000 (See Note to Financial Statements for Related Party MD Anderson). The operating expense for the twelve month period ending December 31, 2011 included amortization expense of $211,709 included in research and development expense, and $382,918 in stock option expense allocated between research and development expense and administrative expense. Stock option expense represents the fair value of stock option grants awarded valued at the date of grant and allocated over the relevant vesting period. In addition, operating expense for the twelve month period ending December 31, 2011 included $345,000 in technology impairment expense in related party research and development expense.

Our operating expenses for the twelve months ended December 31, 2010 were $2,326,429 comprised of general and administrative expenses of $1,126,991, research and development expense of $1,158,438 and related party research and development expense of $41,000. The operating expense for the twelve month period ending December 31, 2010 included amortization expense of $197,267 included in research and development expense, and $477,356 in stock option expense allocated between research and development expense and administrative expense.

Compared to the twelve month period ending December 31, 2010, operating expenses for the twelve month period ending December 31, 2011 increased $39,186 due to higher administrative expense of $97,822 offset partially by $58,636 in lower research and development expense. Administrative expense increased $90,000 due to greater involvement and travel to investor conferences around the country including higher corporate communications expense, increased legal fees and filings of $66,000 associated with increased financing activities and expense of being a public company and increased compensation expense of $44,000, offset partially by lower management stock option expense of $105,000. Lower research and development expense for the twelve month period ending December 31, 2011 compared to the same period in 2010, was primarily the result of a reduction of drug material for testing expense $576,000 as drug product delivered for testing in 2010 was expensed in its entirety in 2010 (see Notes to Financial Statements), offset partially by greater clinical trial expense in 2011 of $181,000 and related party research and development expense for technology impairment of $345,000.

We had other income of $2,271 including interest income of $2,907 offset by $636 in other expense for the twelve months ended December 31, 2011 compared to other income of $244,929 for the twelve months ended December 31, 2010. Other income for the twelve month period ending December 31, 2010 included $244,479 for a grant awarded to the Company by the U.S. Government, interest income of $1,302 offset by other expense of $852. Our interest income was derived from cash and cash equivalents net of bank fees.

Our net loss was $2,363,344 for the twelve months ended December 31, 2011 compared to a net loss of $2,081,500 for the year ended December 31, 2010.  Net loss per share, both basic and diluted, was $0.04 for the twelve months ended December 31, 2011 and $0.04 for the twelve months ended December 31, 2010.

Liquidity and Capital Resources as of December 31, 2011

At December 31, 2011, we had cash of $952,252 compared to $238,565 at December 31, 2010.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operating activities during the year ended December 31, 2011 was $1,149,911 compared to net cash used in operating activities of $1,148,156 for the year ended December 31, 2010.  Inasmuch as we have not yet generated revenues and only limited income of $244,479 from the grant proceeds received in 2011, substantially all of our expenses of operation in 2011 have been funded by our proceeds from the sale of common stock.

Net cash provided by financing activities in 2011 was $2,033,654 compared to $1,049,127 for 2010.  Since inception we have net cash provided from financing activities of $6,859,185. We believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements into the third quarter of 2012.  The Company’s equity purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) provides maintenance capital to offset some administrative and license costs. However, we believe that we will need to raise approximately $1,800,000 in net proceeds to fund our operations through the second quarter of 2013 and approximately $8,000,000 in net proceeds to completely implement our current business plan over the next 30 months.  We do need to raise additional capital during 2012, in order to fund our operations into 2013.  We have entered into a Private Placement Agreement with a registered Broker/Dealer to raise up to $2,000,000 through the sale of common stock. There can be no assurance that we will be able to continue to raise cash when it is needed to fund our operations.

As noted above, in addition to the aforementioned engagement to raise up to $2,000,000 through the sale of common stock in a Private Placement offering, the Company previously signed an equity purchase agreement for up to $7 million with LPC , a Chicago-based institutional investor. Under the terms of the equity purchase agreement, the Company has the right to sale shares of its common stock to LPC from time to time over a 24-month period in amounts between $50,000 and $1,000,000 up to an aggregate amount of $7 million depending upon certain conditions set forth in the purchase agreement including that a registration statement related to the transaction has been declared effective by the U.S. Securities and Exchange Commission (“SEC”). As a result, a registration statement was filed and later declared effective by the SEC on July 12, 2010. Upon signing the agreement, the Company received $200,000 from LPC as an initial purchase in exchange for 571,429 shares (“Initial Purchase Shares”) of the Company’s common stock and warrants to purchase 571,429 shares of the Company’s common stock at an exercise price of $1.50 per share. Subsequent purchases of the Company’s common stock by Lincoln Park under the agreement do not include warrants. In connection with the signing of the LPC financing agreement, the Company issued LPC 12,000 shares of the Company’s common stock for its due diligence efforts and 566,801 shares of the Company’s common stock as a commitment fee for the balance of the $7 million equity purchase commitment. To date the Company has received net proceeds of $675,000 under the terms of this agreement.

The Company received a total of $576,000 through the exercise of a total of 1,920,000 warrants at $0.30 per share that were placed in units in various private placement offerings between June 2009 and January 2010.

Future capital needs

We anticipate that the total cost of additional needed funds to complete the Phase I Clinical trial of our BP-100-1.01 drug candidate will range from $500,000 to $750,000. We anticipate that we must raise additional funds to continue our business model.  Inasmuch as we have received limited income from operations, we are required to depend upon the sale of our securities as our principal sources of cash for the foreseeable future.  There can be no assurance that we will be able to continue to raise cash through the sale of our securities in the future.  The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete the clinical trials that are required in order for us to obtain FDA and foreign regulatory approval of products, depend upon the amount of money we have.  We have attempted to reduce overhead expenses due to the limited amount of funds available.  Future research and clinical study costs are not presently determinable due to many factors, including the inherent uncertainty of these costs and the uncertainty as to timing, source, and amount of capital that will become available for these projects. We intend to raise additional capital in the second and/or third quarter of 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

Bio-Path has entered into three Patent and Technology License Agreements with MD Anderson relating to its technology.  See Item 1 of this Form 10-K.

In September 2008, Bio-Path entered into a Supply Agreement with Althea Technologies, Inc. for the supply of drug product for the Company’s upcoming clinical trial of the drug BP-100-1.01 in human patients. Obligations under this contract have been completed.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash.  The Company maintains its cash balances with one major commercial bank, J. P. Morgan Chase Bank.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  As a result, a total of $682,331 of the Company’s cash balances on December 31, 2011 is not covered by the FDIC.

Intangible Assets/Impairment of Long-Lived Assets.   As of December 31, 2011, Other Assets totals $2,077,414 for the Company’s technology licenses, comprised of $2,868,877 in value acquiring the Company’s technology licenses and its intellectual property, less accumulated amortization of $791,463.  The technology value consists of $859,710 in cash paid or accrued to be paid to MD Anderson, plus 3,138,889 shares of common stock granted to MD Anderson valued at $2,354,167, less $345,000 for impairment expense.  This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology licenses became effective.   The Company accounts for the impairment and disposition of its long-lived assets in accordance with generally accepted accounting principles (GAAP).  Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable.  The Company estimates that approximately $200,000 will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022.

Research and Development. Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense. For the year 2011, the Company had $596,802 of costs classified as research and development expense and $544,000 of related party research and development expense. Of the research and development expense totaling $596,802, $211,709 was for amortization of the technology license, $66,098 was for stock options expense for individuals involved in research and development activities, $90,866 for drug product material expensed and the balance of approximately $228,129 was for drug product testing, advisory services and other R&D activities. Of the $544,000 related party research and development expense, $149,000 was comprised of costs for clinical trial and hospital costs, $50,000 for technology license maintenance fees not capitalized in technology license-Other Assets and $345,000 in technology license impairment expense (See Note 2. Related Party). For the year 2010, the Company had $1,158,438 of costs classified as research and development expense and $41,000 of related party research and development expense.

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

In October of 2008 the Company made stock option grants to management and officers to purchase in the aggregate 2,500,000 shares of the Company’s common stock.  Terms of the stock option grants require that the individuals continue employment with the Company over the vesting period of the option, fifty percent (50%) of which vested upon the date of the grant of the stock options and fifty percent (50%) of which will vest over 3 years from the date that the options were granted.  As of the end of 2011 all of the 2,500,000 options are fully vested.  The exercise price of the options is $1.40 a share.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.

For purposes of determining fair value, the Company used an average annual volatility of eighty four percent (84%), which was calculated based upon taking a weighted average of the volatility of the Company’s common stock and the volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted to management and officers was determined using this methodology to be $2,485,000, half of which was expensed at the date of grant and the balance fully vested during the fourth quarter of 2011.

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

Total stock option expense for the year 2011 being reported on totaled $382,918. Total stock option expense for the year 2010 being reported on totaled $477,356.

Warrant Grants .. In April of 2008 the Company awarded warrants for services to purchase in the aggregate 85,620 shares of the Company’s common stock.  The exercise price is $0.90 a share.  The warrants were one hundred percent (100%) vested upon issuance and were expensed upfront as warrants for services.  The fair value of the warrants expensed was determined using the same methodology as described above for stock options.  The total value of the warrants granted was determined using this methodology to be $36,050, the total amount of which was expensed in the second quarter 2008.

Net Loss Per Share.   In accordance with GAAP, and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Although there were warrants and stock options outstanding during 2011 and 2010, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists.  Consequently, diluted net loss per share is not presented in the financial statements for the years 2011 and 2010.

Comprehensive Income — Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders.  At December 31, 2011, the Company has no reportable differences between net loss and comprehensive loss.

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

Recent Accounting Pronouncements:

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMETARY DATA

The consolidated financial statements and supplementary data of the Company required in this  item are set forth beginning on page F-1. In the calendar year 2008, our fiscal year end was changed from June 30 to December 31.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2011.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2011.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The current directors and officers of Bio-Path Holdings, Inc. who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position - Committee

Peter Nielsen	62	Chief Executive Officer/President/Chief Financial Officer/Treasurer/ Chairman of the Board and Director

Douglas P. Morris	56	Vice President of Corporate Development/ Secretary/Director

Gillian Ivers-Read	58	Director

Background Information

Peter Nielsen, CEO is a co-founder of Bio-Path, serving as its Chief Executive Officer, President and Chief Financial Officer/Treasurer and Chairman of the Board of Directors. Mr. Nielsen has developed a close working relationship over the last five years with key individuals at MD Anderson and suppliers. Mr. Nielsen has a broad management background in senior management, leading turnarounds of several large companies.  He also has experience in finance, product development, cost and investment analysis, manufacturing and planning.  He has also worked with several other biotech companies developing and executing on strategies for growth and is currently a Director of Synthecon, Inc., a manufacturer of 3D bioreactors.  Prior to joining Bio-Path, Mr. Nielsen served as Chief Financial Officer of Omni Energy Services Corp., a NASDAQ traded energy Services Company.  Mr. Nielsen was a Lieutenant in the U.S. Naval Nuclear Power program where he was Director of the Physics Dept. and was employed at Ford Motor Company in product development.  He holds engineering and M.B.A. finance degrees from the University of California-Berkeley.

Douglas P. Morris is a co-founder of Bio-Path serving as its Vice President of Corporate Development, Secretary and a Director. Between 1993 and 2010, Mr. Morris served as an officer and director of Celtic Investment, Inc., a financial services company. Celtic Investment owns Celtic Bank, an FDIC insured industrial loan company chartered under the laws of the State of Utah. Since 1990, Mr. Morris owns and operates Hyacinth Resources, LLC (“Hyacinth”).  Hyacinth is a privately held business consulting firm. Hyacinth consults with privately held and publicly held corporations relating to management, merger and acquisitions, debt and equity financing, capital market access, and market support for publicly traded securities. Hyacinth also holds investments purchased by Mr. Morris.  In 2007, Mr. Morris formed Sycamore Ventures, LLC, a privately-held consulting firm.  Mr. Morris has a BA from Brigham Young University and a Masters in Public Administration from the University of Southern California.

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

Board of Directors

Our operations are managed under the broad supervision of the board of directors, which has ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. Our board of directors is currently comprised of one independent director and two non-independent directors. The board of directors has determined that current director, Gillian Ivers-Read is “independent” as independence is defined under the listing standards for The Nasdaq Stock Market. The board based these determinations primarily on a review of the responses our directors provided to questions regarding employment and compensation history, affiliations and family and other relationships.

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

Thomas A. Walker, Ph.D .   Dr. Walker was appointed as Bio-Path’s Chemistry, Manufacturing and Controls CMC Development Specialist.  Dr. Walker also has more than twenty years of broad analytical chemistry experience in the pharmaceutical industry.  His experience in drug development includes preparation of regulatory filings for pharmaceutical drug products and experience managing preformulation, analytical methods development/validation and drug delivery departments.

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

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of common stock with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all such forms that they file.

To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner, except Gillian Ivers-Read filed the Form 4 late with respect to her options received on June 6, 2011.

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

Elements of compensation for our executives generally include:

☐	base salary (typically subject to upward adjustment annually based on individual performance);
☐	stock option awards;
☐	health, disability and life insurance.

Our primary objective with respect to executive compensation is to design a reward system that will align executives’ compensation with Bio-Path’s overall business strategies and attract and retain highly qualified executives.  The principle elements of executive compensation are salary, bonus and will, typically, include stock option grants. We intend to stay competitive in the marketplace with our peers.  In considering the elements of compensation, Bio-Path considers its current cash position in determining whether to adjust salaries, bonuses and stock option grants. The following table sets forth summary information about the compensation paid to our officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Option ($)	Total ($)
Peter Nielsen, CEO,	2011	$250,000	$62,500	a/	-0-	$312,500
President, Chairman, Director	2010	$250,000	100,000	b/	-0-	$350,000

Douglas P. Morris, VP Corporate	2011	$120,000	$30,000	a/	-0-	$150,000
Development, Director	2010	$120,000	$48,000	b/	-0-	$168,000

a/  In 2009, the Board’s compensation committee awarded Mr. Nielsen and Mr. Morris each a bonus. During 2011, the Company paid these bonuses to Mr. Nielsen and Mr. Morris in the amounts of $62,500 and $30,000, respectively.  Substantially all of this expense had been previously accrued as bonus expense in 2010 and in the first and second quarters of 2011.

b/ In 2008, the Board’s compensation committee awarded Mr. Nielsen and Mr. Morris each a bonus equal to 40% of their base salary. During 2010, the company paid these bonuses to Mr. Nielsen and Mr. Morris in the amounts of $100,000 and $48,000, respectively. Substantially all of this expense had been previously accrued as bonus expense in 2009 and in the first and second quarters of 2010.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011

The following table sets forth certain information with respect to outstanding stock option and warrant awards of the named executive officers for the fiscal year ended December 31, 2011.

Equity
Incentive Plan
		Number of	Awards:
	Number of	Securities	Number of
	Securities	Underlying	Securities
	Underlying	Unexercised	Underlying
	Unexercised	Options	Unexercised	Option	Option
	Options	Unexercisable	Unearned	Exercise	Expiration
Name	Exercisable (#)(1)	(#)(1)	Options (#)	Price ($)	Date)
Peter Nielsen	1,500,000	0	-	$1.40	Oct 2018
Douglas P. Morris	1,000,000	0	-	$1.40	Oct 2018

(1)       All of the above options granted are fully vested.

Option Exercises

No officer or director exercised any option during the fiscal year ended December 31, 2011.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of our common stock beneficially owned at March 23, 2012 by: (1) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock.

Shareholder	Shares Owned	Percentage

Peter Nielsen (1) (2)	6,664,433	11.1%
Douglas P. Morris (1) (3)	2,633,911	4.4%
Gillian Ivers-Read (1) (4)	317,188	*

MD Anderson 7515 S. Main, Suite 490, Unit 0510 Houston Texas 77030	6,930,025	11.8%

Dr. Tom Garrison 1725 29th Street Ogden, Utah 84403	3,396,767	5.8%

All officers and directors as a group (1)-(4)	9,615,532	15.7%

*Less than 1%

(1)	These are the officers and directors of Bio-Path.

(2)	Includes 5,164,433 shares owned of record and 1,500,000 shares issuable upon the exercise of options that are currently exercisable at $1.40 per share.

(3)	Includes 1,633,911 shares owned of record and 1,000,000 shares issuable upon the exercise of options that are currently exercisable at $1.40 per share.

(4)	Includes 317,188 shares issuable upon exercise of options currently exercisable.

Stock Options

In April of 2008 the Company made stock option grants for services over the next three years to purchase in the aggregate 1,165,000 shares of the Company’s common stock.  Terms of the stock option grants require, among other things, that the individual continues to provide services over the vesting period of the option, which is four or five years from the date that each option granted to the individual becomes effective.  The exercise price of the options is $0.90 a share.  The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule for each stock option award.  For purposes of determining fair value, the Company used an average annual volatility of seventy two percent (72%), which was calculated based upon an average of volatility of similar biotechnology stocks.  The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and interpolated as necessary to match the appropriate effective term for the award.   The total value of stock options granted through December 31, 2011 was determined using this methodology is $3,103,440, which is being expensed over the six years from the date of grant based on the stock option vesting schedule.

In October 2008 we granted our Chief Executive Officer, Peter Nielsen, an option to purchase 1,500,000 shares of our common stock at a price of $1.40 per share.  In October 2008 we also granted our Vice President of Corporate Development, Douglas P. Morris, an option to purchase 1,000,000 shares of our common stock at a price of $1.40 per share.  Each of the options provides that one-half of the option shares are immediately vested and the remaining one-half of the option shares vest in 36 equal monthly increments. All of these options are now fully vested. The options are exercisable for a term of ten years from the date of grant.

In June of 2011 the Company made two stock option grants to purchase in the aggregate 125,000 shares of the Company’s common stock for service as a director of the Company, 25,000 options, and for consulting services, 100,000 options. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is one year from the date of grant for the director service stock option and four years from the date of grant for the consulting service stock option. The exercise price of the options is $0.33 a share, which was the closing price of the common stock at the date of grant.

Equity Compensation Plan Information

We have no Equity Compensation Plans except for our Stock Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As part of the license agreements with MD Anderson, Bio-Path Subsidiary issued M. D.  Anderson 3,138,889 shares of our common stock.  In addition, MD Anderson researchers purchased shares of our subsidiary’s common stock at par value.   These shares issued to MD Anderson and such researchers were converted into a total of 8,858,873 shares of our common stock in the merger.

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

For the fiscal years 2011 and 2010, the Audit Committee pre-approved all services described below   in the captions “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees”.

The aggregate fees billed for professional services by Mantyla McReynolds in fiscal year 2011 and 2010:

Type of Fees	2010	2011
Audit Fees	$36,320	$41,025
Audit-Related Fees	-
Tax Fees	2,046	2,870
All Other Fees	8,445
Total	$46,811	$43,895

ITEM 15.	EXHIBITS

A.	Exhibits

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among Ogden Golf Co. Corporation, a Utah corporation (the registrant), Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 27, 2007).

3.1	Restated Articles of Incorporation (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).

3.2	Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008)

3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).

3.4	Amendment No. 1 to Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on June 21, 2010).

4.1	Specimen Stock certificate (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).

4.2	Form of Warrant issued to Lincoln Park Capital Fund, LLC (incorporated by reference to exhibit 4.1 to the registrant’s current report on Form 8-K filed on June 4, 2010).

10.1+	Employment Agreement – Peter Nielsen (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).

10.2+	Employment Agreement – Douglas P. Morris (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).

10.3	Drug Product Development and Clinical Supply Agreement (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 16, 2008).

10.4+	Amended 2007 Stock Incentive Plan (incorporated by reference to exhibit 4.1 to the registrant’s registration on Form S-8 filed on December 10, 2008).

10.5	Patent and Technology License Agreement (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 24, 2009).

10.6	Purchase Agreement, dated as of June 2, 2010, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 4, 2010).

21.1*	Subsidiaries of Bio-Path Holdings, Inc.

31*	Certificate of Chief Executive Officer/Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

32*	Certificate of Chief Executive Officer/ Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed herewith.

+ Management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  BIO-PATH HOLDINGS, INC.

Dated: March 30, 2012	By:	/s/ Peter Nielsen
Peter Nielsen
President
Chief Executive Officer
Chief Financial Officer Principal Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Title	Signature

March 30, 2012	President/Chief Executive Officer/ Chief Financial Officer/Principal Accounting Officer/	/s/ Peter Nielsen
	Director	Peter Nielsen

March 30, 2012	Secretary and	/s/ Douglas P. Morris
	Director	Douglas P. Morris

March 30, 2012	Director	/s/ Gillian Ivers-Read
Gillian Ivers-Read

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bio-Path Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Bio-Path Holdings, Inc. [a development stage company] as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and stockholders' equity, for the years ended December 31, 2011 and 2010, and the period from inception to December 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Path Holdings, Inc., as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, and the period from inception to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds LLC
Mantyla McReynolds LLC
Salt Lake City, Utah
March 30, 2012

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	December 31,
	2011	2010

ASSETS

Current assets
Cash	$952,252	$238,565
Grants receivable	-	244,479
Prepaid drug product for testing	153,000	88,400
Other current assets	48,439	72,993

Total current assets	1,153,691	644,437

Other assets
Technology licenses - related party	2,868,877	3,043,821
Less Accumulated Amortization	(791,463)	(579,754)
	2,077,414	2,464,067

TOTAL ASSETS	$3,231,105	$3,108,504

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	121,540	88,400
Accounts payable - related party	67,971	-
Accrued expense	46,082	67,841
Accrued expense - related party	41,000	16,300
Accrued license payments - related party	39,538	74,217

Total current liabilities	316,131	246,758

Long term debt	-	-

TOTAL LIABILITIES	316,131	246,758

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized 58,325,169 and 49,400,605 shares issued and outstanding as of 12/31/11 and 12/31/10, respectively	58,325	49,401
Additional paid in capital	12,405,395	9,719,147
Additional paid in capital for shares to be issued a/	-	278,600	a/
Accumulated deficit during development stage	(9,548,746)	(7,185,402)

Total shareholders' equity	2,914,974	2,861,746

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,231,105	$3,108,504

a/ Represents 928,667 shares of common stock

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD

FROM INCEPTION (MAY 10, 2007) THROUGH DECEMBER 31, 2011

			From inception
			05/10/07 to
	2011	2010	12/31/11

Revenue	$-	$-	$-

Operating expense

Research and development a/	596,802	1,158,438	3,192,886
Research and development - related party b/	544,000	41,000	599,750
General & administrative c/	1,224,813	1,126,991	6,073,808

Total operating expense	2,365,615	2,326,429	9,866,444

Net operating loss	$(2,365,615)	$(2,326,429)	$(9,866,444)

Other income
Interest income	2,907	1,302	76,311
Other income	-	244,479	244,479
Other expense	(636)	(852)	(3,092)
Total Other Income	2,271	244,929	317,698

Net Loss Before Income Taxes	(2,363,344)	(2,081,500)	(9,548,746)

Income tax expense	-	-	-

Net Loss	$(2,363,344)	$(2,081,500)	$(9,548,746)

Loss per share

Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.22)

Basic and diluted weighted average number of common shares outstanding	53,844,195	48,153,321	43,200,984

a/	Research and development expense includes stock option expense of $66,098 and $55,249 for the years ending 12/31/2011 and 12/31/2010, respectively; and $369,355 for the period from inception through 12/31/2011. Research and development expense also includes amortization expense of $211,709 and $197,267 for the years ending 12/31/2011 and 12/31/2010, respectively; and $791,463 for the period from inception through 12/31/2011.

b/	Includes $345,000 technology impairment charge for the year ending 12/31/2011 and for the period from inception through 12/31/2011.

c/	General & administrative expense includes stock option expense of $316,820 and $422,107 for the years ending 12/31/2011 and 12/31/2010, respectively; and for the period from inception through 12/31/2011, $2,581,014 for stock option and warrant expense and $300,000 in stock for services.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD

FROM INCEPTION (MAY 10, 2007) THROUGH DECEMBER 31, 2011

			From inception
			05/10/2007 to
	2011	2010	12/31/2011

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(2,363,344)	$(2,081,500)	$(9,548,746)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	211,709	197,268	791,463
Technology impairment	345,000	-	345,000
Common stock issued for services	-	-	300,000
Stock options and warrants	382,918	477,356	2,950,368
(Increase) decrease in assets
Grants receivable	244,479	(244,479)	-
Prepaid drug product for testing	(64,600)	520,040	(153,000)
Other current assets	24,554	1,304	(48,439)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	69,373	(18,145)	316,131

Net cash used in operating activities	(1,149,911)	(1,148,156)	(5,047,223)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license - related party	(170,056)	(229,655)	(859,710)

Net cash used in investing activities	(170,056)	(229,655)	(859,710)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	2,033,654	1,049,127	6,439,185

Net cash from financing activities	2,033,654	1,049,127	6,859,185

NET INCREASE (DECREASE) IN CASH	713,687	(328,684)	952,252

Cash, beginning of period	238,565	567,249	-

Cash, end of period	$952,252	$238,565	$952,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$44	$445
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes	$-	$-	$420,000
Common stock issued to Placement Agent	$179,421	$117,300	$591,566
Common stock issued to M.D. Anderson for technology license	$-	$-	$2,354,167
Due diligence and commitment shares issued to Lincoln	$1,549	$207,456	$209,005

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

		Unaudited			Additional
				Additional	Paid in Capital
		Common Stock		Paid in	Shares to be	Accumulated
Date	Description	Shares	Amount	Capital	Issued	Deficit	Total

May-07	Common stock issued for cash	6,480,994	$6,481	$-	$-	$-	$6,481

Jun-07	Common stock issued for cash	25,000	25				25

	2nd Quarter fund raising expense			(26,773)			(26,773)

	Net loss 2nd Quarter 2007					(56,210)	(56,210)
Balances at June 30, 2007		6,505,994	$6,506	$(26,773)	$-	$(56,210)	$(76,477)

Aug-07	Common stock issued for cash in seed round	3,975,000	3,975	989,775			993,750

Aug-07	Common stock issued for cash in second round	1,333,334	1,333	998,667			1,000,000

Aug-07	Common stock issued to Placement Agent for services	530,833	531	198,844			199,375

	3rd Quarter fund raising expense			(441,887)			(441,887)

	Net loss 3rd Quarter 2007					(81,986)	(81,986)
Balances at September 30, 2007		12,345,161	$12,345	$1,718,626	$-	$(138,196)	$1,592,775

Nov-07	Common stock issued MD Anderson for License	3,138,889	3,139	2,351,028			2,354,167

	4th Quarter fund raising expense			(60,506)			(60,506)

	Net loss 4th Quarter 2007					(143,201)	(143,201)
Balances at December 31, 2007		15,484,050	$15,484	$4,009,148	$-	$(281,397)	$3,743,235

Feb-08	Common stock issued for cash in 3rd round	1,579,400	1,579	1,577,821			1,579,400

Feb-08	Common stock issued to Placement Agent	78,970	79	78,891			78,970

Feb-08	Common stock issued for services	80,000	80	79,920			80,000

Feb-08	Merger with 2.20779528 : 1 exchange ratio	20,801,158	20,801	(20,801)			-

Feb-08	Add merger partner Ogden Golf shareholders	3,600,000	3,600	(3,600)			-

	1st Quarter fund raising expense			(251,902)			(251,902)

	Net loss 1st Quarter 2008					(226,206)	(226,206)
Balances at March 31, 2008		41,623,578	$41,623	$5,469,477	$-	$(507,603)	$5,003,497

Apr-08	Common stock issued to PCS, Inc. in connection with merger	200,000	200	179,800			180,000

Apr-08	Stock option awards			42,216			42,216

Apr-08	Warrants issued for services			36,050			36,050

Apr-08	Share rounding	24					-

	2nd Quarter fund raising expense			(6,243)			(6,243)

	Net loss 2nd Quarter 2008					(496,256)	(496,256)
Balances at June 30, 2008		41,823,602	$41,823	$5,721,300	$-	$(1,003,859)	$4,759,264

	Stock option vesting			30,770			30,770

	3rd Quarter fund raising expense			(12,886)			(12,886)

	Net loss 3rd Quarter 2008					(239,049)	(239,049)
Balances at September 30, 2008		41,823,602	$41,823	$5,739,184	$-	$(1,242,908)	$4,538,099

	Common stock issued for services	100,000	100	39,900			40,000

	Stock option vesting			1,392,202			1,392,202

	4th Quarter fund raising expense			(19,025)			(19,025)

	Net loss 4th Quarter 2008					(1,891,256)	(1,891,256)
Balances at December 31, 2008		41,923,602	$41,923	$7,152,261	$-	$(3,134,164)	$4,060,020

	Stock option vesting			148,727			148,727

	1st Quarter fund raising expense			(4,069)			(4,069)

	Net loss 1st Quarter 2009					(596,694)	(596,694)
Balances at March 31, 2009		41,923,602	$41,923	$7,296,919	$-	$(3,730,858)	$3,607,984

Jun-09	Common stock and warrants for cash 4th round	660,000	660	164,340			165,000

Jun-09	Common stock issued to Placement Agent	66,000	66	16,434			16,500

	Stock option vesting			150,156			150,156

	2nd Quarter fund raising expense			(34,841)			(34,841)

	Net loss 2nd Quarter 2009					(533,049)	(533,049)
Balances at June 30, 2009		42,649,602	$42,649	$7,593,008	$-	$(4,263,907)	$3,371,750

	Stock option vesting			147,685			147,685

	3rd Quarter fund raising expense			(4,891)			(4,891)

	Net loss 3rd Quarter 2009					(407,200)	(407,200)
Balances at September 30, 2009		42,649,602	$42,649	$7,735,802	$-	$(4,671,107)	$3,107,344

	Common stock sold shares to be issued				675,000		675,000

	Stock option vesting			142,288			142,288

	4th Quarter fund raising expense			(75,074)			(75,074)

	Net loss 4th Quarter 2009					(432,795)	(432,795)
Balances at December 31, 2009		42,649,602	$42,649	$7,803,016	$675,000	$(5,103,902)	$3,416,763

Jan-10	Shares issued for common stock sold 4Q09	2,700,000	2,700	672,300	(675,000)		-

Jan-10	Common stock and warrants for cash	900,000	900	224,100			225,000

Jan-10	Common stock issued to Placement Agent	360,000	360	89,640			90,000

May-10	Common stock and warrants for cash	780,000	780	272,220			273,000

May-10	Common stock issued to Placement Agent	78,000	78	27,222			27,300

Jun-10	Due diligence shares issued to Lincoln	12,000	12	4,188			4,200

Jun-10	Common stock and warrants for cash Lincoln	571,429	572	199,428			200,000

Jun-10	Commitment shares issued to Lincoln	566,801	567	197,813			198,380

Jul-10	Common stock for cash Lincoln	375,000	375	149,625			150,000

Jul-10	Commitment shares issued to Lincoln	6,251	7	2,493			2,500

Sep-10	Common stock for cash Lincoln	125,000	125	49,875			50,000

Sep-10	Commitment shares issued to Lincoln	2,084	2	832			834
							-
Oct-10	Common stock for cash Lincoln	135,135	135	49,865			50,000
							-
Oct-10	Commitment Shares issued to Lincoln	2,084	2	769			771
							-
Nov-10	Common stock for cash Lincoln	135,135	135	49,865			50,000
							-
Nov-10	Commitment Shares issued to Lincoln	2,084	2	769			771

Dec-10	Common stock sold shares to be issued				278,600		278,600

Dec-10	Full year 2010 stock option vesting			477,356			477,356

Dec-10	Full year 2010 fund raising expense			(552,229)			(552,229)

Dec-10	Full year 2010 Net Loss					(2,081,500)	(2,081,500)
Balances at December 31, 2010		49,400,605	$49,401	$9,719,147	$278,600	$(7,185,402)	$2,861,746

Feb-11	Common stock sold shares to be issued				332,200		332,200

Mar-11	Common stock sold shares to be issued				431,102		431,102

Apr-11	Common stock sold shares to be issued				454,203		454,203

May-11	Common stock sold shares to be issued				298,100		298,100

Jun-11	Shares issued for common stock sold 4Q10 thru 2Q11	5,980,685	5,980	1,788,225	(1,794,205)		-

Jun-11	Common stock issued to Placement Agent	598,069	598	178,823			179,421

Jun-11	Common stock for cash Lincoln	164,853	165	49,835			50,000
							-
Jun-11	Commitment Shares issued to Lincoln	2,084	2	630			632

Oct-11	Common stock sold for investor warrant exercise	1,920,000	1,920	574,080			576,000

Nov-11	Common stock for cash Lincoln	83,333	84	24,916			25,000

Nov-11	Commitment Shares issued to Lincoln	1,042	1	312			313

Dec-11	Common stock for cash Lincoln	172,414	172	49,828			50,000

Dec-11	Commitment Shares issued to Lincoln	2,084	2	602			604

Dec-11	Full year 2011 stock option vesting			382,918			382,918

Dec-11	Full year 2011 fund raising expense			(363,921)			(363,921)

Dec-11	Full year 2011 net loss					(2,363,344)	(2,363,344)
Balances at December 31, 2011		58,325,169	$58,325	$12,405,395	$-	$(9,548,746)	$2,914,974

Bio-Path Holdings, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

1.	Organization and Business

Bio-Path Holdings, Inc. (“Bio-Path” or the “Company”) is a development stage company with its lead cancer drug candidate, Liposomal Grb-2 (L-Grb-2 or BP-100-1.01), currently in clinical trials. The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and is dedicated to developing novel cancer drugs under an exclusive license arrangement. The Company has drug delivery platform technology with composition of matter intellectual property for systemic delivery of antisense and formulation intellectual property for small interfering RNA (“siRNA”). Bio-Path has also licensed liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense and siRNA drugs under development as well as future liposome-based delivery technology drugs. In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with additional drug candidates in the future. Bio-Path also expects to broaden its technology to include cancer drugs other than antisense and siRNA, including drug candidates licensed from institutions other than MD Anderson.

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

Bio-Path is currently treating patients with its lead cancer drug candidate Liposomal Grb-2 (L-Grb-2 or BP-100-1.01) in a Phase I clinical trial. In March of 2010, Bio-Path received written notification from the U.S. Food and Drug Administration (the “FDA”) that its application for Investigational New Drug (“IND”) status for L-Grb-2 had been granted. This enabled the Company to commence its Phase I clinical trial to study L-Grb-2 in human patients, which began in the third Quarter 2010.

The Phase I clinical trial is a dose-escalating study to determine the safety and tolerance of escalating doses of L-Grb-2. The study will also determine the optimal biologically active dose for further development. The pharmacokinetics of L-Grb-2 in patients will be studied, making it possible to investigate whether the delivery technology performs as expected based on pre-clinical studies in animals. In addition, patient blood samples from the trial will be tested using a new assay developed by the Company to measure down-regulation of the target protein, the critical scientific data that will demonstrate that the delivery technology does in fact successfully deliver the antisense drug substance to the cell and across the cell membrane into the interior of the cell where expression of the target protein is blocked. The trial will evaluate five doses of L-Grb-2 and patients will be enrolled in the study to achieve 18 to 30 evaluable patients. An evaluable patient is a patient who is able to complete the four-week treatment cycle. The clinical trial is being conducted at The University of Texas MD Anderson Cancer Center.

Patients eligible for enrollment into the Phase I clinical trial have refractory or relapsed Acute Myeloid Leukemia (AML), Philadelphia Chromosome Positive Chronic Myelogenous Leukemia (CML) and Acute Lymphoblastic Leukemia (ALL), or Myelodysplastic Syndrome (MDS) and who have failed other approved treatments. These are patients with very advanced stages of the disease, and consequently, not all patients enrolled are able to complete the four-week treatment cycle because of progressive disease, which is unrelated to the treatment with Liposomal-Grb-2. Enrollment continued in the Phase I clinical trial through December 31, 2011.

At the end of July 2011, the Company completed requirements for treating patients in the first cohort. The Company, its medical advisors and the Principal Investigator agreed that the data from the first cohort demonstrated that Liposomal Grb-2 was safe enough to proceed to the next cohort of the trial, which treated patients in the trial with a dose that was double the dose used in the first cohort. As a result of this review, the first cohort was closed and the second cohort was opened for recruiting patients into the clinical trial. In January of 2012, the Company completed requirements for treating patients in the second cohort. The Company, its medical advisors and the Principal Investigator agreed that the data from the second cohort demonstrated that Liposomal Grb-2 was safe enough to proceed to the third cohort of the trial, which is treating patients with a dose of 20 mg/m2, which is double the dose used in the second cohort. At the end of February, 2012, enrollment continued in the third cohort of the clinical trial and patients are being treated.

The Principal Investigator for the Phase I clinical trial, Dr. Jorge Cortes, is a leading expert in the treatment of CML, AML and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the American Hematology Society annual meeting in December. Results from the second cohort also demonstrated potential anti-leukemia benefits in treated patients.

The Company expects that the Phase I clinical trial will be completed during 2012. Since, at the Principal Investigator’s recommendation, some patients who are benefiting from the treatment are being placed on continuing therapy beyond the requirements of the clinical trial, additional expenses may be incurred as the Company is required to supply drug at no charge for the continuing treatment. Additional costs to completion of the Phase I clinical trial are estimated to range from $500,000 to $750,000. Bio-Path believes it has sufficient resources and access to additional resources if needed to meet its obligations in this regard.

An important outcome for the Phase I clinical trial is the ability to assess for the first time the performance of the Company’s delivery technology platform in human patients. The Company has developed two new assays to be able to provide scientific proof of concept of the delivery technology. The first involves a novel detection method for the drug substance in blood samples that will be used to assess the pharmacokinetics of the drug. The second involves a method to measure down-regulation of the target protein in a patient blood sample that was achieved. The latter measurement will provide critical proof that the neutral liposome delivery technology delivered the drug substance to the cell and was able to transport it across the cell membrane into the interior to block cellular production of the Grb-2 protein.

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

At the end of January 2012, the Company’s Board of Directors held a strategic planning session. Among several topics was a discussion of Company’s liposomal siRNA technology. The siRNA discussion covered a broad range of topics including intellectual property, the amount of development that would be needed and the overall impression of diminishing acceptance of siRNA technology by the pharmaceutical industry and equity market investors. The Board compared this to our core liposomal antisense technology, which has a stronger intellectual property position, a method of action blocking expression of disease-causing proteins that is better understood in the scientific community and a much easier path for development than liposomal siRNA technology. Since both antisense and siRNA are means to block expression of disease-causing proteins, the Board concluded that there was no apparent reason to develop a second, higher-risk siRNA method of blocking protein expression when the development of the liposomal antisense method is now much further along and showing promising results. After this discussion the Board decided to discontinue development of the licensed liposomal siRNA technology. The Company intends to discuss this decision with MD Anderson and determine with them whether to modify the license to include other products, postpone the license or simply abandon the license. As an interim step pending final resolution of this matter, the Company is taking a charge of $345,000 to reduce the carrying value of the siRNA license by fifty percent (50%). This amount represents one half of the value of the common stock given to MD Anderson when the original siRNA license was finalized.

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

As of December 31, 2011, Bio-Path had $952,252 in cash on hand. During the fourth quarter of 2011, the Company raised over $0.5 million through investor exercise of warrants to purchase common stock and the sale of common stock to Lincoln Park Capital under the Company’s existing $7 million equity financing arrangement. The Company intends to continue to sell common stock to Lincoln Park Capital for maintenance capital purposes. In addition, the Company plans to initiate a private placement in the second quarter of 2012 to raise up to $2 million through the sale of shares of common stock to accredited investors. Bio-Path plans to begin raising significant amounts of additional development capital at anticipated higher share prices once there is demonstration of proof-of-concept of Bio-Path’s technology in human patients.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of Bio-Path Holdings, Inc., and its wholly-owned subsidiary Bio-Path, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Related Party — Based on its stock ownership in the Company, MD Anderson Cancer Center meets the criteria to be deemed a related party of Bio-Path Holdings. For the years ending December 31, 2011 and 2010, MD Anderson related party research and development expense was $544,000 and $41,000, respectively. MD Anderson related party research and development expense for the year ending December 31, 2011 included clinical trial expense of $149,000, license maintenance fees of $50,000 not capitalized in the technology license other asset and $345,000 in non-cash technology impairment expense related to the Company’s siRNA license (see Note 1.). As of December 31, 2011, the Company had accounts payable of $67,971, $14,538 and $25,000 in accrued license payments payable due to the related party for current and past patent expenses for the Company’s Technology License, and $41,000 in accrued R&D related expense for the clinical trial. See Notes 5, 6 and 7. As of December 31, 2010, the Company had $16,300 in R&D related expense for the clinical trial and accrued license payments payable of $25,000 for license maintenance fee and $49,218 for current and past patent expense due to the related party.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. As a result, as of December 31, 2011, $682,331 of the Company’s cash balances was not covered by the FDIC. As of December 31, 2010 the Company had $238,565 in cash on-hand, all of which was covered by Federal Deposit Insurance Corporation insurance.

Intangible Assets/Impairment of Long-Lived Assets — As of December 31, 2011, Other Assets totals $2,077,414 for the Company’s two technology licenses, comprised of $2,868,877 in value acquiring the Company’s technology licenses and its intellectual property, less accumulated amortization of $791,463. The technology value consists of $859,710 in cash paid or accrued to be paid to MD Anderson, plus 3,138,889 shares of common stock granted to MD Anderson valued at $2,354,167 less $345,000 for impairment expense taken in December of 2011 (see Note 1). This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology licenses became effective. The Company accounts for the impairment and disposition of its long-lived assets in accordance with generally accepted accounting principles (GAAP). Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable. The Company estimates that approximately $200,000 will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022. As of December 31, 2010 Other Assets totaled $2,464,067 comprised of $3,043,821 in value acquiring the Company’s technology licenses and its intellectual property, less accumulated amortization of $579,754.

Research and Development Costs — Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense. For the year 2011, the Company had $596,802 of costs classified as research and development expense and $544,000 of related party research and development expense. Of the research and development expense totaling $596,802, $211,709 was for amortization of the technology license, $66,098 was for stock options expense for individuals involved in research and development activities, $90,866 for drug product material expensed and the balance of approximately $228,129 was for drug product testing, advisory services and other R&D activities. Of the $544,000 related party research and development expense, $149,000 was comprised of costs for clinical trial and hospital costs, $50,000 for technology license maintenance fees not capitalized in technology license-Other Assets and $345,000 in technology license impairment expense (See Note 2. Related Party). For the year 2010, the Company had $1,158,438 of costs classified as research and development expense and $41,000 of related party research and development expense.

Stock-Based Compensation — The Company has accounted for stock-based compensation under the provisions of GAAP.  The provisions require us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Net Loss Per Share – In accordance with GAAP and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2011 and 2010, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2011 and 2010. The calculation of Basic and Diluted earnings per share for 2011 did not include 3,131,043 shares and 1,437,049 shares issuable pursuant to the exercise of vested common stock and vested warrants, respectively, as of December 31, 2011 as the effect would be anti-dilutive. The calculation of Basic and Diluted earnings per share for 2010 did not include 2,671,772 shares and 5,697,049 shares issuable pursuant to the exercise of vested common stock and vested warrants, respectively, as of December 31, 2010 as the effect would be anti-dilutive.  Further, the calculation of Basic and Diluted earnings per share for 2010 did not include 278,600 shares that were issued subsequent to December 31, 2010 in 2011 relating to private placement proceeds received prior to that date, nor did it include the 27,860 shares issued in 2011 to the placement agent once those shares were issued.

Comprehensive Income — Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. At December 31, 2011 and 2010, the Company has no reportable differences between net loss and comprehensive loss.

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

Income Taxes — Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

New Accounting Pronouncements — From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

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

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $153,000 during 2011 pursuant to a Drug Supply Contract (see Note 12) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2011 at cost as Prepaid Drug Product for Testing and was expensed when the drug product was received by the Company in 2012. As of December 31, 2011, the Company had supplies of drug product on hand for use in the clinical trial estimated to be sufficient for requirements through the second quarter of 2012. As of December 31, 2010 the Company had $88,400 of installments of costs carried on the Balance Sheet as Prepaid Drug Product for Testing for the manufacture and delivery of the Company’s drug product for testing in its clinical trial.

5.	Accounts Payable

As of December 31, 2011, Current Liabilities included accounts payable of $121,540 comprised primarily of amounts owed to the Company’s drug contract manufacturer totaling $93,500 and approximately $13,000 to the company providing clinical operations management for Bio-Path’s clinical trial, and accounts payable – related party of $67,971 comprised of patent expenses incurred during 2011. These amounts were subsequently paid in the first quarter of 2012. As of December 31, 2010, Current Liabilities included accounts payable $88,400, which amount was subsequently paid in 2011.

6.	Accrued Expense

As of December 31, 2011, Current Liabilities included accrued expense of $46,082 including approximate amounts for research and development expense for clinical trial operations management of $6,000, $10,000 for advisors and consultants, $23,000 for management bonus accrual and $7,000 in other expenses. Current Liabilities as of December 31, 2011 also included accrued expenses – related party of $41,000 for clinical trial hospital expense. As of December 31, 2010, Current Liabilities included accrued expense of $67,841 and accrued expense – related party of $16,300.

7.	Accrued License Payments – Related Party

Accrued license payments – related party totaling $39,538 and $74,217 were included in Current Liabilities as of December 31, 2011 and 2010, respectively, representing reimbursement of current and past patent expenses incurred by MD Anderson prior to the Bio-Path license.

8.	Convertible Debt

In 2007, the Company issued $435,000 in notes convertible into common stock at a rate of $.25 per common share. In 2007, $15,000 of the convertible notes were repaid in cash and $420,000 of the convertible notes were converted into 1,680,000 shares of Bio-Path common stock and was included in the seed round completed in August of 2007. No interest was recorded because interest was nominal prior to conversion. No beneficial conversion feature existed as of the debt issuance date since the conversion rate was greater than or equal to the fair value of the common stock on the issuance date.

9.	Additional Paid In Capital For Shares To Be Issued

In November and December of 2010, the Company sold shares of common stock for $278,600 in cash to investors pursuant to a private placement memorandum. These shares were not issued by the December 31, 2010 year end. At the end of the second quarter 2011, the Company closed this offering and issued 928,667 shares of common stock to these investors.

10.	Stockholders’ Equity

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

In June of 2010, the Company signed an equity purchase agreement for up to $7 million with Lincoln Park Capital Fund, LLC (“LPC” or “Lincoln”), a Chicago-based institutional investor. Under the terms of the equity purchase agreement, the Company has the right to sell shares of its common stock to LPC from time to time over a 24-month period in amounts between $50,000 and $1,000,000 up to an aggregate amount of $7 million depending upon certain conditions set forth in the purchase agreement including that a registration statement related to the transaction has been declared effective by the U.S. Securities and Exchange Commission (“SEC”). As a result, a registration statement was filed and later declared effective by the SEC on July 12, 2010. Upon signing the agreement, the Company received $200,000 from LPC as an initial purchase in exchange for 571,429 shares (“Initial Purchase Shares”) of the Company’s common stock and warrants to purchase 571,429 shares of the Company’s common stock at an exercise price of $1.50 per share. Subsequent purchases of the Company’s common stock by Lincoln Park under the agreement do not include warrants. In connection with the signing of the LPC financing agreement, the Company issued LPC 12,000 shares of the Company’s common stock for its due diligence efforts and 566,801 shares of the Company’s common stock as a commitment fee for the balance of the $7 million equity purchase commitment.

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

In October of 2011, the Company issued 1,920,000 shares of common stock for $576,000 to investors who exercised warrants from September to October 2011.

In November of 2011, the Company received $25,000 from LPC in exchange for 83,333 shares of the Company’s common stock. LPC was also issued 1,042 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 83,333 shares of common stock. No warrants to purchase additional shares of common stock of the Company were issued to Lincoln in connection with the sale of the common stock.

In December of 2011, the Company received $50,000 from LPC in exchange for 172,414 shares of the Company’s common stock. LPC was also issued 2,084 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 172,414 shares of common stock. No warrants to purchase additional shares of common stock of the Company were issued to Lincoln in connection with the sale of the common stock.

As of December 31, 2011, there were 58,325,169 shares of common stock issued and outstanding. There are no preferred shares outstanding as of December 31, 2011.

11.	Stock-Based Compensation Plans

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

Stock option awards granted for the year 2011 were estimated to have a weighted average fair value per share of $0.34. None of the stock option awards granted in 2011 were made to current management. There were no stock options or compensation-based warrants granted in the years 2010 and 2009. Stock option and compensation-based warrant awards granted for the year 2008 were estimated to have a weighted average fair value per share of $0.86. There were no stock options or warrants granted prior to 2008. The fair value calculation is based on stock options and warrants granted during a period using the Black-Scholes option-pricing model on the date of grant. In addition, for all stock options and compensation-based warrants granted, exercise price was determined based on the fair market value as determined by the closing stock price at the date of the grant. For stock option and compensation-based warrants granted during 2008 and 2011 the following weighted average assumptions were used in determining fair value:

	2008	2011
Risk-free interest rate	3.10%	2.30%
Dividend yield	-%	-%
Expected volatility	80%	163%
Expected term in months	76	81

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

Option activity under the Plan for the year ended December 31, 2011, was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)
Year Ended December 31, 2011
Outstanding at December 31, 2010	3,287,188	$1.27	7.6	$5,000
Granted	145,000	$0.36	9.4
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2011	3,432,188	$1.23	6.8	$2,839
Vested and expected to vest December 31, 2011	3,432,188	$1.23	6.8	$2,839
Exercisable at December 31, 2011	56,771	$0.30	6.3	$2,839

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2011 and 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011 or 2010, respectively. This amount changes based on the fair market value of the Company’s stock.

A summary of options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(Years)

$0.30	56,771	7.3	$0.30	56,771	$0.30
$0.33	125,000	9.5	$0.33	-	-
$0.53	20,000	9.1	$0.33	-	-
$0.90	730,417	7.3	$0.90	-	-
$1.40	2,500,000	7.8	$1.40	-	-
	3,432,188	6.8	$1.23	56,771	$0.30

Warrant activity under the Plan for the year ended December 31, 2011, was as follows:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
(In years)
Year Ended December 31, 2011
Outstanding at December 31, 2010	85,620	$0.90	2.9	$-
Granted	-
Exercised	-
Forfeited/expired	-
Outstanding at December 31, 2011	85,620	$0.90	1.9	$-
Vested and expected to vest December 31, 2011	85,620	$0.90	1.9	$-
Exercisable at December 31, 2011	-	-	-	-

A summary of warrants outstanding and exercisable as of December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(Years)

$0.90	85,620	1.9	$0.90	-	-
	85,620	1.9	$0.90	-	-

The amount of warrants exercisable shown in the above table do not include investor warrants to purchase shares of common stock. The exercise price of the investor warrants is $1.50.

Stock Option Grants - There were no stock option awards granted in 2010. Total stock option expense for the year 2010 totaled $477,356.

In February of 2011, the Company made a stock option grant for services to purchase in the aggregate 20,000 shares of the Company’s common stock. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is four years from the date that the option was granted. The exercise price of the option is $0.53 a share, which was the closing price of the common stock at the date of grant. The stock option grant was not for current management and officers of the Company. The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred sixty six percent (166%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the effective term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total value of the stock option granted was determined using this methodology to be $10,260, which is being expensed over the four years following the date of grant based on the stock option vesting schedule.

In June of 2011, the Company made two stock option grants to purchase in the aggregate 125,000 shares of the Company’s common stock for service as a director of the Company and for consulting services. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is one year from the date of grant for the director service stock option and four years from the date of grant for the consulting service stock option. The exercise price of the options is $0.33 a share, which was the closing price of the common stock at the date of grant. The stock option grants were not for current management of the Company. The Company determined the fair value of the stock options granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred sixty two percent (162%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the effective term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total fair value of the stock option granted was determined using this methodology to be $39,600, which is being expensed following the date of grant based on the stock option vesting schedule.

There were no stock option awards in the third and fourth quarters of 2011.

Total stock option expense for the year 2011 totaled $382,918. Of this amount, $66,098 related to stock options for personnel involved in R&D activities and $316,820 related to stock options for management involved in general and administrative functions and directors. As of December 31, 2011, total unrecognized compensation cost related to nonvested stock option awards amounted to $153,072.

Warrant Grants - There were no warrants for services granted in 2010 and there was no warrant expense for the year 2010. There were no warrants for services granted in the year 2011 and there was no warrant expense for the year 2011. Warrants previously issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

12.	Commitments and Contingencies

Technology License – Related Party - The Company has negotiated exclusive licenses from the MD Anderson Cancer Center to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Related party accounts payable and accrued license payments attributable to the Technology License totaling $107,509 are included in Current Liabilities as of December 31, 2011. Related party accrued expense totaling $41,000 as of December 31, 2011 represent hospital costs for the clinical trial and are not related to the Technology License. As of December 31, 2011, the Company estimates reimbursable past patent expenses will total approximately $75,000 for the antisense license. The Company will be required to pay when invoiced the past patent expenses at the rate of $25,000 per quarter. In addition, the Company has decided to discontinue development of its siRNA technology, and consequently, does not anticipate to incur any significant additional exposure for future siRNA patent expense (See Note 1).

Drug Supplier Project Plan – In June of 2008, Bio-Path entered into a project plan agreement with a contract drug manufacturing supplier for delivery of drug product to support commencement of the Company’s Phase I clinical trial of its first cancer drug product. The Company commenced this trial and was enrolling patients by the end of the second quarter 2010. Previously in 2008 and 2009, the Company paid $608,440 to this manufacturer and its drug substance raw material supplier. During the first quarter 2011, $88,400 previously carried on the balance sheet as of December 31, 2010 as prepaid drug product for testing was charged to R&D expense after the manufacturer delivered the final lot of drug product under this contract to the Company. In June 30, 2011 there were no further obligations under this drug supplier project plan with the contract manufacturer. Subsequently, in October of 2011 the Company entered into a new project plan agreement with its contract manufacturing supplier for a batch of drug product with expected delivery by year end. The project plan requires the Company to pay the supplier $177,440 for this drug product. As of December 2011, $153,000 of this cost was carried on the balance sheet as prepaid drug product for testing. Subsequently in the first quarter of 2012, the finished drug product was delivered to the Company and these amounts were paid and expensed as R&D expense – drug product for testing.

Purchase Order for Drug Substance – In December of 2011 the Company signed a purchase order with a new drug substance supplier for delivery of the active drug ingredient in the Company’s drug product BP-100-1.01 in the second quarter of 2012. Assuming all ordered quantities are delivered, the Company would purchase approximately $100,000 of drug substance material.

13.	Income Taxes

At December 31, 2011, the Company has a net operating loss carryforward for Federal income tax purposes of $5,988,304 which expires in varying amounts during the tax years 2027 and 2031. The Company has a research and development tax credit carryforward of $203,288 for Federal tax purposes with no expiration date. The Company recorded an increase in the valuation allowance of $726,118 for the year ended December 31, 2011.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2011	2010
Current Deferred Tax Assets
Accrued Bonuses	$15,725	$7,863
Noncurrent Deferred Tax Assets
Net Operating Loss (NOL) Carryover	2,036,023	1,506,676
Technology Licenses	119,842	-
Research & Development Tax Credits	203,288	158,802
Share Based Expense	158,229	133,648
Total Deferred Tax Asset	2,533,107	1,806,989
Less: Valuation Allowance	(2,533,107)	(1,806,989)
Net Deferred Tax Asset	$-	$-

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	December 31,
	2011	2010

Loss Before Income Taxes	$(2,363,344)	$(2,081,500)
Tax (Benefit) @ Statutory Tax Rate	(803,537)	(707,710)
Effects of:
Exclusion of ISO Expense	105,612	140,816
R&D Tax Credits	(24,928)	(104,809)
(Increase)/Decrease in Valuation Allowance	726,118	671,744
Other	(3,265)	(41)
Provision (Benefit) for Income Taxes	$-	$-

As of December 31, 2011 and 2010, the Company has no unrecognized income tax benefits. The Company is in process of completing an analysis of its tax credit carryforwards. A reconciliation of our unrecognized tax benefits for the years ending December 31, 2011 and 2010 is presented in the table below:

December 31,
	2011	2010

Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending Balance	$-	$-

The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2011, and 2010 and no interest or penalties have been accrued as of December 31, 2011 and 2010.

The tax years from 2007 and forward remain open to examination by federal and Texas authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

14. Subsequent Events

In the first quarter of 2012, the Company received $50,000 from LPC in exchange for 166,667 shares of the Company’s common stock. LPC was also issued 2,084 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 166,667 shares of common stock. No warrants to purchase additional shares of common stock of the Company were issued to Lincoln in connection with the sale of the common stock.

In the first quarter of 2012, the Company entered into an agreement with PondelWilkinson, Inc., a Beverley Hills based investor relations firm, for services related to a campaign to increase individual and retail investor awareness of the Company. The agreement calls for the Company for services on an hourly basis as they are delivered.

In March of 2012 the Company entered into a Placement Agent Agreement for the sale of up to $2 million in shares of the Company’s common stock through a private placement.

