Form 10-Q
period 2012-03-31
BIO-PATH HOLDINGS INC
filed 2012-05-15
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________

Commission file number: 000-53404

Bio-Path Holdings, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0652870
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification No.)

2626 South Loop, Suite 180, Houston, Texas 77054

(Address of principal executive offices)

Registrant's telephone no., including area code: (832) 971-6616

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

As of May 11, 2012, the Company had 58,868,713 outstanding shares of common stock, no par value.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our anticipated clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. BUSINESS” of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2011, and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash	$576,823	$952,252
Prepaid drug product for testing	21,000	153,000
Other current assets	56,330	48,439

Total current assets	654,153	1,153,691

Other assets
Technology licenses - related party	2,893,877	2,868,877
Less Accumulated Amortization	(839,572)	(791,463)
	2,054,305	2,077,414

TOTAL ASSETS	$2,708,458	$3,231,105

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	58,447	121,540
Accounts payable - related party	-	67,971
Accrued expense	70,910	46,082
Accrued expense - related party	52,700	41,000
Accrued license payments - related party	64,538	39,538

Total current liabilities	246,595	316,131

Long term debt	-	-

TOTAL LIABILITIES	246,595	316,131

Shareholders' Equity
Preferred Stock, $.001 par value
10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized
58,493,920 and 58,325,169 shares issued and outstanding
as of 3/31/12 and 12/31/11, respectively	58,494	58,325
Additional paid in capital	12,474,343	12,405,395
Accumulated deficit during development stage	(10,070,974)	(9,548,746)

Total shareholders' equity	2,461,863	2,914,974

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$2,708,458	$3,231,105

 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	First Quarter		From Inception
	January 1 to March 31		05/10/07 to
	2012	2011	3/31/12

Revenue	$-	$-	$-

Operating expense

Research and development a/	279,613	192,499	3,472,499

Research and development - related party b/	11,700	50,000	611,450

General & administrative c/	231,314	350,238	6,304,678

Total operating expense	522,627	592,737	10,388,627

Net operating loss	$(522,627)	$(592,737)	$(10,388,627)

Other income (expense)
Interest income	529	191	76,839
Other income	-	-	244,479
Other expense	(129)	(180)	(3,665)
Total Other Income (Expense)	400	11	317,653

	$(522,227)	$(592,726)	$(10,070,974)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.23)

Basic and diluted weighted average number
of common shares outstanding	58,381,419	49,400,605	43,972,871

a/	Research and development expense includes stock option expense of $17,406 and $15,205 for the quarters ending 3/31/2012 and 3/31/2011, respectively; and $386,761 for the period from inception through 3/31/2012. Research and development expense also includes amortization expense of $48,109 and $51,756 for the quarters ending 3/31/2012 and 3/31/2011, respectively; and $839,572 for the period from inception through 3/31/2012.

b/	Includes $345,000 technology impairment charge for the period from inception through 3/31/2012.

c/	General & administrative expense includes stock option expense of $1,950 and $104,726 for the quarters ending 3/31/2012 and 3/31/2011, respectively; and for the period from inception through 3/31/2012, $2,582,964 for stock option and warrant expense and $300,000 in stock for services.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

			From inception
	January 1 to March 31		05/10/2007 to
	2012	2011	3/31/2012

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(522,227)	$(592,726)	$(10,070,974)

Adjustments to reconcile net loss
to net cash used in operating activities
Amortization	48,109	51,756	839,572
Technology impairment	-	-	345,000
Common stock issued for services	-	-	300,000
Stock options and warrants	19,356	119,981	2,969,725
(Increase) decrease in assets
Grants receivable	-	244,479	-
Prepaid drug product for testing	132,000	88,400	(21,000)
Other current assets	(7,891)	21,988	(56,330)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(69,536)	(58,849)	246,595

Net cash used in operating activities	(400,189)	(124,971)	(5,447,412)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license - related party	(25,000)	(32,432)	(884,710)

Net cash used in investing activities	(25,000)	(32,432)	(884,710)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	49,760	684,606	6,488,945

Net cash from financing activities	49,760	684,606	6,908,945

NET INCREASE (DECREASE) IN CASH	(375,429)	527,203	576,823

Cash, beginning of period	952,252	238,565	-

Cash, end of period	$576,823	$765,768	$576,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-	$445
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion
of convertible notes	$-	$-	$420,000
Common stock issued to Placement Agent	$-	$-	$591,566
Common stock issued to M.D. Anderson for technology license	$-	$-	$2,354,167
Due diligence and commitment shares issued to Lincoln	$625	$-	$209,630

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements Ending March 31, 2012

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, the “Company”) as of and for the fiscal year ended December 31, 2011. The results of operations for the period ended March 31, 2012, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

Bio-Path Holdings, Inc. (“Bio-Path” or the “Company”) is a development stage company with its lead cancer drug candidate, Liposomal Grb-2 (L-Grb-2 or BP-100-1.01), currently in clinical trials. The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and is dedicated to developing novel cancer drugs under an exclusive license arrangement. The Company has drug delivery platform technology with composition of matter intellectual property for systemic delivery of antisense. Bio-Path also plans to investigate developing liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense. In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with additional drug candidates in the future. Bio-Path also expects to broaden its technology to include cancer drugs other than antisense, including drug candidates licensed from institutions other than MD Anderson.

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

Patients eligible for enrollment into the Phase I clinical trial have refractory or relapsed Acute Myeloid Leukemia (AML), Philadelphia Chromosome Positive Chronic Myelogenous Leukemia (CML) and Acute Lymphoblastic Leukemia (ALL), or Myelodysplastic Syndrome (MDS) and who have failed other approved treatments. These are patients with very advanced stages of the disease, and consequently, not all patients enrolled are able to complete the four-week treatment cycle because of progressive disease, which is unrelated to the treatment with Liposomal-Grb-2. Enrollment continued in the Phase I clinical trial through March 31, 2012.

At the end of July 2011, the Company completed requirements for treating patients in the first cohort. The Company, its medical advisors and the Principal Investigator agreed that the data from the first cohort demonstrated that Liposomal Grb-2 was safe enough to proceed to the next cohort of the trial, which treated patients in the trial with a dose that was double the dose used in the first cohort. As a result of this review, the first cohort was closed and the second cohort was opened for recruiting patients into the clinical trial. In January of 2012, the Company completed requirements for treating patients in the second cohort. The Company, its medical advisors and the Principal Investigator agreed that the data from the second cohort demonstrated that Liposomal Grb-2 was safe enough to proceed to the third cohort of the trial, which is treating patients with a dose of 20 mg/m2, which is double the dose used in the second cohort. At the end of April, 2012, there were three evaluable patients in Cohort 3. As a result, a meeting of the Company’s medical advisory board was being scheduled to close the cohort and proceed to Cohort 4. Significantly, in the third cohort, all three patients completed the treatment cycle and were evaluable and, because of apparent stabilization from treatment with Bio-Path drug candidate Liposomal Grb-2, had received extended treatment cycles or were on hold for additional treatments pending increased supply of drug.

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

The Company expects that the patient testing requirements of the Phase I clinical trial will be completed during 2012. Since, at the Principal Investigator’s recommendation, some patients who are benefiting from the treatment are being placed on continuing therapy beyond the requirements of the clinical trial, additional expenses may be incurred as the Company is required to supply drug at no charge for the continuing treatment. Based on the experience treating patients in Cohort 3, when all three patients benefited from treatment with Liposomal Grb-2 and were apparently stabilized, the assumption for drug requirements for Cohort 4 and beyond have increased significantly. Specifically, the assumption now is that all patients will benefit from treatment with the drug candidate Liposomal Grb-2 and be eligible to receive up to six months of treatments. In this regard, the Company is in the process of increasing the capacity of its drug supply chain, adding new suppliers for the Grb-2 drug substance and for the final drug product. Substantially increased supplies of the drug candidate Liposomal Grb-2 should be available in June of 2012. Additional costs to completion of the Phase I clinical trial are estimated to range from $500,000 to $650,000. Bio-Path believes it has sufficient resources and access to additional resources to meet its obligations in this regard.

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

At the end of January 2012, the Company’s Board of Directors held a strategic planning session. Among several topics was a discussion of Company’s liposomal siRNA technology. The siRNA discussion covered a broad range of topics including intellectual property, the amount of development that would be needed and the overall impression of diminishing acceptance of siRNA technology by the pharmaceutical industry and equity market investors. The Board compared this to our core liposomal antisense technology, which has a stronger intellectual property position, a method of action blocking expression of disease-causing proteins that is better understood in the scientific community and a much easier path for development than liposomal siRNA technology. Since both antisense and siRNA are means to block expression of disease-causing proteins, the Board concluded that there was no apparent reason to develop a second, higher-risk siRNA method of blocking protein expression when the development of the liposomal antisense method is now much further along and showing promising results. After this discussion the Board decided to discontinue development of the licensed liposomal siRNA technology. The Company has commenced discussions regarding this decision with MD Anderson to determine with them whether to modify the license to include other products, postpone the license or simply abandon the license. As an interim step pending final resolution of this matter, the Company took a charge of $345,000 at the end of the fiscal year ending December 31, 2011 to reduce the carrying value of the siRNA license by fifty percent (50%). This amount represents one half of the value of the common stock given to MD Anderson when the original siRNA license was finalized.

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

As of March 31, 2012, Bio-Path had $576,823 in cash on hand. During the first quarter, 2012 the Company raised $50,000 through the sale of shares of its common stock to Lincoln Park Capital. The Company initiated a private placement at the beginning of the second quarter of 2012 to raise up to $2 million through the sale of shares of common stock to accredited investors. Bio-Path plans to begin raising significant amounts of additional development capital at anticipated higher share prices once there is demonstration of proof-of-concept of Bio-Path’s technology in human patients.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.	Related Party

Based on its stock ownership in the Company, MD Anderson Cancer Center meets the criteria to be deemed a related party of Bio-Path Holdings. For the quarters ending March 31, 2012 and 2011, MD Anderson related party research and development expense was $11,700 and $50,000, respectively. MD Anderson related party research and development expense for the quarter ending March 31, 2012 consisted of clinical trial expense of $11,700. As of March 31, 2012, the Company had accrued expense of $52,700 for clinical trial expense for the related party and $64,538 in accrued license payments payable due to the related party for current and past patent expenses for the Company’s Technology License. See Notes 5 and 6. For the quarter ended March 31, 2011, the Company had $50,000 in R&D related party expense for the clinical trial and annual license maintenance fee.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $153,000 during 2011 for the manufacture and delivery of a lot of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2011 at cost as Prepaid Drug Product for Testing and was expensed when the drug product was received by the Company in 2012. During the first quarter of 2012, the Company ordered an additional lot of drug product and incurred $21,000 in charges (see Note 9.). This amount was carried on the Balance Sheet as of March 31, 2012 at cost as Prepaid Drug Product for Testing and will be expensed when manufacturing of the lot has been completed and the drug product has been received by the Company.

4.	Grants Receivable

As of December 31, 2010, Current Assets included grants receivable of $244,479. This represents a grant award that Bio-Path received in October 2010 for its application to receive grant funding from the U.S. Government’s Qualifying Therapeutic Discovery Project Program. The Company received these grant funds during the first week of February 2011.

5.	Accrued Expense

As of March 31, 2012, Current Liabilities included accrued expense of $70,910. This includes approximate amounts for accrued expenses of $11,000 for consultant scientific advisory services, $7,600 for clinical trial operations, stock transfer fees of $2,900 and management bonus accrual totaling $48,000. As of March 31, 2012, Current Liabilities also included accrued expense related party consisting of $52,700 for clinical trial R&D hospital expenses related to MD Anderson treating patients in the Phase I clinical trial (see Note 2.).

6.	Accrued License Payments – Related Party

Accrued license payments – related party totaling $64,538 were included in Current Liabilities as of March 31, 2012. This amount represents current patent expenses of $14,538 and $50,000 for payment of past patent expenses incurred by MD Anderson prior to entering into the license with the Company. It is expected that the accrued license payments will be made to MD Anderson in 2012.

7.	Stockholders’ Equity

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

In March of 2012, the Company received $50,000 from LPC in exchange for 166,667 shares of the Company’s common stock. LPC was also issued 2,084 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 172,414 shares of common stock. No warrants to purchase additional shares of common stock of the Company were issued to Lincoln in connection with the sale of the common stock.

As of March 31, 2012, there were 58,493,920 shares of common stock issued and outstanding. There are no preferred shares outstanding as of March 31, 2012.

8.	Stock Options and Warrants

Stock Options - There were no stock option awards in during the quarter ending March 31, 2012. Total stock option expense for the quarter ending March 31, 2012 was $19,356.

Warrants - There were no warrants for services granted in the first quarter ending March 31, 2012 and there was no warrant expense for the first quarter ending March 31, 2012. Warrants previously issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

9.	Commitments and Contingencies

Technology License – Related Party – The Company has negotiated exclusive licenses from the MD Anderson Cancer Center to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Related party accrued license payments attributable to the Technology License totaling $64,538 are included in Current Liabilities as of March 31, 2012. Related party accrued expense totaling $52,700 as of March 31, 2012 represent hospital costs for the clinical trial and are not related to the Technology License. As of March 31, 2012, the Company estimates reimbursable past patent expenses will total approximately $75,000 for the antisense license. The Company will be required to pay when invoiced the past patent expenses at the rate of $25,000 per quarter. In addition, the Company has decided to discontinue development of its siRNA technology, and consequently, does not anticipate incurring any significant additional exposure for future siRNA patent expense (See Note 1).

Drug Supplier Project Plan - In June of 2008, Bio-Path entered into a project plan agreement with a contract drug manufacturing supplier for delivery of drug product to support commencement of the Company’s Phase I clinical trial of its first cancer drug product. The Company commenced this trial and was enrolling patients by the end of the second quarter 2010. In June 30, 2011 there were no further obligations under this drug supplier project plan with the contract manufacturer. Subsequently, in October of 2011 the Company entered into a new project plan agreement with this contract manufacturing supplier for a batch of drug product, which was delivered to the Company during January of 2012. The project plan required the company to pay the supplier $177,440 for this drug product, and in the first quarter of 2012, this entire amount was paid. In addition, during the first quarter of 2012 the Company entered into a supply agreement with a new drug substance supplier, as part of a plan to upgrade manufacturing output of the drug candidate Liposomal Grb-2 (see Note 1.). The supply agreement calls for a payment of approximately $100,000 for a batch of Grb-2 drug substance. An initial payment of $21,000 was made during the first quarter of 2012 and is carried on the Balance Sheet as of March 31, 2012 as Prepaid Drug Product for Testing.

10.	Subsequent Events

In April of 2012, the Company received $100,000 from Lincoln Park Capital in exchange for 370,625 shares of the Company’s common stock. LPC was also issued 4,168 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 370,625 shares of common stock. No warrants to purchase additional shares of common stock of the Company were issued to Lincoln in connection with the sale of the common stock. Subsequently, at the end of April 2012, the equity purchase agreement with LPC expired. The Company is evaluating whether to replace this equity purchase program.

In April of 2012, the Company entered into a project plan agreement with a new contract manufacturing supplier with substantially greater capacity for a batch of drug product with expected delivery in the second quarter of 2012. This will be the supplier who manufacturers the final drug product, incorporating the Grb-2 drug substance from the new Grb-2 antisense supplier (see Note 9.) with the lipids and other raw materials. The project plan requires the Company to pay the supplier approximately $250,000 for method transfer, engineering run test batch and delivery of the drug product lot for use in the Company’s Phase I clinical trial. See Note 1.

11.	New Accounting Pronouncements

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2011. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Risk Factors” in “Item 1, BUSINESS” in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2011, and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements.

Overview

Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company” or “we,” “us” or “our”) is engaged in the business of developing novel cancer therapeutics licensed to us from The University of Texas MD Anderson Cancer Center (“MD Anderson”) for three lead products and related nucleic acid drug delivery technology, including tumor targeting technology. These licenses specifically provide (i) drug delivery platform technology with composition of matter intellectual property for antisense that enables systemic delivery of antisense, (ii) formulation intellectual property for systemic delivery of small interfering RNA (“siRNA”) and (iii) potentially small molecules for the treatment of cancer. The Company is currently only developing the liposomal antisense technology.

Our business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into authentic therapeutic drug candidates.  Our strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of MD Anderson, to advance these candidates through proof-of-concept into safety study (Phase I), to human efficacy trials (Phase IIA), and then out-license each successful potential drug and/or the drug delivery technology to a pharmaceutical company or, if the final steps to commercialization are within the capabilities of the Company, finalize development and commercialization internally.

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

Our basic drug development concept is to block the expression of proteins that cause disease. RNA is essential in the process of creating proteins. We intend to develop drugs and drug delivery systems that are intended to work by delivering short strands of DNA material that are inserted into a cell to interfere with the production of proteins associated with disease.

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

BP-100-1.01

BP-100-1.01 is our lead lipid delivery antisense drug candidate, which is being clinically tested in patients having Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Myelodysplastic Syndrome (MDS) and Acute Lymphoblastic Leukemia (ALL).  If this outcome is favorable, we expect there will be opportunities to negotiate non-exclusive license applications involving upfront cash payments with pharmaceutical companies developing antisense drugs that need systemic delivery technology.

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

Patients eligible for enrollment into the Phase I clinical trial have refractory or relapsed Acute Myeloid Leukemia (AML), Philadelphia Chromosome Positive Chronic Myelogenous Leukemia (CML) and Acute Lymphoblastic Leukemia (ALL), or Myelodysplastic Syndrome (MDS) and who have failed other approved treatments. These are patients with very advanced stages of the disease, and consequently, not all patients enrolled are able to complete the four-week treatment cycle because of progressive disease, which is unrelated to the treatment with Liposomal-Grb-2. Enrollment continued in the Phase I clinical trial through March 31, 2012.

At the end of July 2011, the Company completed requirements for treating patients in the first cohort. The Company, its medical advisors and the Principal Investigator agreed that the data from the first cohort demonstrated that Liposomal Grb-2 was safe enough to proceed to the next cohort of the trial, which treated patients in the trial with a dose that was double the dose used in the first cohort. As a result of this review, the first cohort was closed and the second cohort was opened for recruiting patients into the clinical trial. In January of 2012, the Company completed requirements for treating patients in the second cohort. The Company, its medical advisors and the Principal Investigator agreed that the data from the second cohort demonstrated that Liposomal Grb-2 was safe enough to proceed to the third cohort of the trial, which is treating patients with a dose of 20 mg/m2, which is double the dose used in the second cohort. At the end of April, 2012, there were three evaluable patients in Cohort 3. As a result, a meeting of the Company’s medical advisory board was being scheduled to close the cohort and proceed to Cohort 4. Significantly, in the third cohort, all three patients completed the treatment cycle and were evaluable and, because of apparent stabilization from treatment with Bio-Path drug candidate Liposomal Grb-2, had received extended treatment cycles or were on hold for additional treatments pending increased supply of drug.

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

The Company expects that the patient testing requirements of the Phase I clinical trial will be completed during 2012. Since, at the Principal Investigator’s recommendation, some patients who are benefiting from the treatment are being placed on continuing therapy beyond the requirements of the clinical trial, additional expenses may be incurred as the Company is required to supply drug at no charge for the continuing treatment. Based on the experience treating patients in Cohort 3, when all three patients benefited from treatment with Liposomal Grb-2 and were apparently stabilized, the assumption for drug requirements for Cohort 4 and beyond have increased significantly. Specifically, the assumption now is that all patients will benefit from treatment with the drug candidate Liposomal Grb-2 and be eligible to receive up to six months of treatments. In this regard, the Company is in the process of increasing the capacity of its drug supply chain, adding new suppliers for the Grb-2 drug substance and for the final drug product. Substantially increased supplies of the drug candidate Liposomal Grb-2 should be available in June of 2012. Additional costs to completion of the Phase I clinical trial are estimated to range from $500,000 to $650,000. Bio-Path believes it has sufficient resources and access to additional resources to meet its obligations in this regard.

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

BP-100-2.01

BP-100-2.01 is an siRNA drug. At the end of January 2012, the Company’s Board of Directors held a strategic planning session. Among several topics was a discussion of BP-100-2.01. The siRNA discussion covered a broad range of topics including intellectual property, the amount of development that would be needed and the overall impression of diminishing acceptance of siRNA technology by the pharmaceutical industry and equity market investors. The Board compared this to our core liposomal antisense technology, which has a stronger intellectual property position, a method of action blocking expression of disease-causing proteins that is better understood in the scientific community and a much easier path for development than liposomal siRNA technology. Since both antisense and siRNA are means to block expression of disease-causing proteins, the Board concluded that there was no apparent reason to develop a second, higher-risk siRNA method of blocking protein expression when the development of the liposomal antisense method is now much further along and showing promising results. After this discussion the Board decided to discontinue development of the licensed liposomal siRNA technology. The Company has commenced discussions regarding this decision with MD Anderson to determine with them whether to modify the license to include other products, postpone the license or simply abandon the license.

 Projected Financing Needs

As of March 31, 2012, we anticipate that we need to raise approximately an additional $8,000,000 to enable us to complete all projected clinical trials for our product candidates and conduct certain additional clinical trials in other Bio-Path drug candidates.

In April of 2012, the Company received $100,000 from Lincoln Park Capital Fund, LLC (“LPC” or “Lincoln”) in exchange for 370,625 shares of the Company’s common stock. Subsequently, at the end of April 2012, the equity purchase agreement with LPC expired. The Company is evaluating whether to replace this equity purchase program.

In April of 2012, the Company entered into a Placement Agent Agreement for the sale of up to $2 million of common stock through a private placement. There can be no guarantees or assurances that we will be successful in raising all or any of such $2 million. This offering capital, plus the cash on hand of approximately $576,000, will achieve our short term objective of the completion of the Phase I trial and, in addition, provide the necessary capital to fund operations through the end of Fiscal Year 2012.

The Company plans to begin raising significant amounts of additional development capital once there is demonstration of proof-of-concept of Bio-Path’s technology in human patients in the Phase I trial. This trial is targeted to be completed by the end of 2012.

The remainder of the Phase I clinical trial of BP-100-1.01 is expected to cost between $500,000 and $650,000. If the Phase I clinical trial in BP-100-1.01 is successful, we expect to follow with a Phase IIa trial in BP-100-1.01, subject to available capital. Successful Phase I and IIA trials of BP-100-1.01 will demonstrate clinical proof-of-concept that BP-100-1.01 is a viable therapeutic drug product for treatment of AML, MDS and CML. The Phase IIA clinical trial in BP-100-1.01 is expected to cost approximately $1,600,000.

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

We have currently budgeted approximately $975,000 out of the approximate $8,000,000 in net proceeds to be raised for additional drug development opportunities.  The balance of the funding is planned to fund patent expenses, licensing fees, pre-clinical costs to MD Anderson’s Pharmaceutical Development Center, consulting fees and management and administration.

In the aggregate, the additional capital requirements of approximately $8,000,000 are expected to fund operations through the second quarter of 2014 including the completion of the Phase I clinical trial of BP-100.1.01 ($500,000) – as of March 31, 2012 the Company has cash of $576,823 to finance the completion of this trial. The Phase I clinical trial of BP-100.1-02 ($2,000,000), the Phase II clinical trial of BP-100-1.01 ($1,600,000), license-related payments to MD Anderson ($365,000), provision to in-license new targets and compounds for development ($975,000) and general and administrative costs for the organization for operations through the second quarter 2014 ($2,660,000).  Costs for personnel directly related to the clinical trial are included in those program estimates.  Timing and costs for this plan are best estimates at this point in time and could vary depending on the availability of capital, the rate of enrollments in clinical trials and other factors not controlled by the Company.

We have generated approximately five full years of financial information and have demonstrated that we have been able to expand our business through an increased investment in our technology and trials. We cannot guarantee that plans as described in this report will be successful or that we can continue to receive additional financing. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or clinical development methods. If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

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

Relationship with MD Anderson

Bio-Path was founded to focus on bringing the capital and expertise needed to translate drug candidates developed at MD Anderson (and potentially other research institutions) into real treatment therapies for cancer patients.  To carry out this mission, Bio-Path negotiated or plans to negotiate several agreements with MD Anderson that will:

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

Bio-Path’s Chief Executive Officer is experienced in working with MD Anderson and its personnel.  Bio-Path believes that if Bio-Path obtains adequate financing, Bio-Path will be positioned to translate current and future MD Anderson technology into treatments for cancer patients.  This in turn is expected to provide a steady flow of cancer drug candidates to commercialize or for out-licensing to pharmaceutical partners.

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

Out-Licenses and Other Sources of Revenue

Subject to demonstrating proof-of-concept for our delivery technology and obtaining adequate capital, we intend to develop a steady series of drug candidates through Phase IIa clinical trials and then to engage in a series of out-licensing transactions to the pharmaceutical and biotechnology companies.  These companies would then conduct later-stage clinical development, regulatory approval, and eventual marketing of the drug.  We expect that such out-license transactions would include upfront license fees, milestone/success payments, and royalties.  We intend to maximize the quality and frequency of these transactions, while minimizing the time and cost to achieve meaningful candidates for out-licensing.

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

Finally, there are technologies for which we anticipate acquiring licenses whose application goes well beyond cancer treatment. The ability to provide a unique and greatly needed solution to the delivery of small molecules, DNA and their efficient uptake by targeted physiological tissues is a very important technological asset that may be commercialized in other areas of medicine.

License Agreements

We have entered into three Patent and Technology License Agreements (the “License Agreements”) with MD Anderson relating to its technology. These License Agreements relate to the following technologies: 1) two single nucleic acid (antisense) drug products; 2) delivery technology platform for nucleic acids, and a siRNA drug product that is currently being evaluated whether to continue with this license. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. A summary of the material terms of the licenses are detailed in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2011.

Business Strategy

Our plan of operation over the next 30 months is focused on achievement of milestones with the intent to demonstrate clinical proof-of concept of our drug delivery technology and lead drug products. Furthermore, subject to adequate capital, we will attempt to validate our business model by in-licensing additional products to broaden our drug product pipeline.

At March 31, 2012, we anticipated that over the next 30 months we would need to raise approximately $8,000,000 to completely implement our current business plan. Over the next three years we expected to raise additional capital to complete our funding plan.  We have previously completed several financings for use in our Bio-Path operations and have received total net proceeds of $6,908,945 as of March 31, 2012. Our short term plan is to achieve the following key milestones:

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

3)	Out-license (non-exclusively) our delivery technology for either antisense to a pharmaceutical partner to speed development of applications of our technology.

We plan to pursue and achieve the above short term milestones by utilizing the following tactics:

1)	Manage trials as if they were being done by Big Pharma: seamless transition; quality systems; documentation; and disciplined program management recognized by Big Pharma diligence teams; trials conducted, monitored and data collected consistent with applicable FDA regulations to maximize Bio-Path’s credibility and value to minimize time to gain registration by partner;

2)	Use our Scientific Advisory Board to supplement our management team to critically monitor existing programs and evaluate new technologies and/or compounds discovered or developed at MD Anderson, or elsewhere, for in-licensing;

3)	Hire a small team of employees or consultants: business development, regulatory management, and project management; and

4)	Outsource manufacturing and regulatory capabilities. Bio-Path will not need to invest its resources in building functions where it does not add substantial value or differentiation. Instead, it will leverage an executive team with expertise in the selection and management of high quality contract manufacturing and regulatory firms.

Manufacturing

We have no manufacturing capabilities and have developed relationships with third party contract manufacturers and suppliers to supply our drug product requirements.  In September of 2008, we executed a Supply Agreement with Althea Technologies, Inc., a cGMP manufacturer of pharmaceutical products, for the supply of drug product needed for Bio-Path’s clinical trial in Liposomal Grb-2 (BP-100-1.01).  Althea has supplied clinical grade Liposomal Grb-2 under this agreement that is currently being used in a Phase I clinical trial.  The Company will continue to evaluate its manufacturing strategy as its product portfolio is developed and demand for future Bio-Path drug products increases. As of June 30, 2011, there were no further obligations under this drug supplier project plan with the contract manufacturer. Subsequently, in October of 2011 the Company entered into a new project plan agreement with this contract manufacturing supplier for a batch of drug product, which was delivered to the Company during January of 2012. The project plan required the company to pay the supplier $177,440 for this drug product, and in the first quarter of 2012, this entire amount was paid. In addition, during the first quarter of 2012 the Company entered into a supply agreement with a new drug substance supplier, as part of a plan to upgrade manufacturing output of the drug candidate Liposomal Grb-2. The supply agreement calls for a payment of approximately $100,000 for a batch of Grb-2 drug substance. An initial payment of $21,000 was made during the first quarter of 2012 and is carried on the Balance Sheet as of March 31, 2012 as Prepaid Drug Product for Testing.

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

Bio-Path’s business model relies on developing drug product candidates through Phase II and either entering into out-license agreements with pharmaceutical licensee partners who will be responsible for post-Phase IIA clinical testing and working with the FDA on necessary regulatory submissions resulting in approval of new drug applications for commercialization or internally developing a drug product candidate through commercialization. For more detailed discussions on the clinical trial processes involvement with the FDA, please refer to Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2011.

In July of 2011, the Company announced that it had relocated its corporate office to Houston, Texas.  This location is located on the south side of the Texas Medical Center near the MD Anderson Cancer Center.

Results of Operations for the three months ended March 31, 2012  and 2011.

Revenues.  We have no operating revenues since our inception.

Research and Development Expenses.   Our research and development expense was $279,613 for the three months ended March 31, 2012; an increase of $87,114 from the three months ended March 31, 2011.  This was primarily the result of an increase in the cost of drug material used in the Company’s clinical trial. Research and development expense – related party was $11,700 for the three months ended March 31, 2012; a decrease of $38,300 from the three months ended March 31, 2011 (see Note 2. of the Notes to the Unaudited Consolidated Financial Statements). This decrease was a result of lower hospital costs for the clinical trial and reduced license maintenance fees compared to the first quarter ending March 31, 2011.

General and Administrative Expenses. Our general and administrative expenses were $231,314 for the three months ended March 31, 2012; a decrease of $118,924 from the three months ended March 31, 2011. This decrease primarily results from a decrease in management salaries and stock option expense for the first quarter 2012 compared to the first quarter ending March 31, 2011.

Net Loss.  Our net loss was $522,227 for the three months ended March 31, 2012, compared to a loss of $592,726 for the three months ended March 31, 2011.  Net loss per share, both basic and diluted was $0.01 and $0.01 for the respective periods.  The primary reason for the decrease in net loss for the quarter ending March 31, 2012 compared to the quarter ending March 31, 2011 was a decrease in administrative expenses for management compensation, offset to some extent by greater research and development expense for drug material used in the Company’s clinical trial.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private placements of our capital stock.  We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, public or private equity offerings and debt financings. Additionally, we are seeking collaborations and license arrangements for our three product candidates.  We are seeking to access the public or private equity markets.

At March 31, 2012, we had cash of $576,823 compared to $952,252 at December 31, 2011.  The decrease in the three month period is from increased operating expenses, offset by the $50,000 in cash received from the sales of shares of common stock to Lincoln. We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the three months ended March 31, 2012 was $400,189 compared to $124,971 for the three months ended March 31, 2011. The primarily reason for the increase in net cash used in operations between the comparable periods is the Company received a grant in the amount of $244,479 in 2011. Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by our cash assets.

Currently all of our cash, with the exception of the grant of $244,479 received in 2011, has been generated from financing activities.   We raised a total of $49,760 in net cash from financing activities for the three months ended March 31, 2012.  Since inception we have net cash from financing activities of $6,908,945. As discussed in the Projected Financing Needs above, we believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through August, 2012.  We need to raise additional capital, in order to fund our operations after the end of August 2012.  There can be no assurance that we will be able to raise cash when it is needed to fund our operations.

The Company in April, 2012 entered into a Private Placement Agreement for the sale of up to $2 million of its common stock through a private placement. There can be no assurances or guarantees that the Company will be successful in raising all or any of such $2 million.

In addition to the private placement, in April, 2012 the Company received $100,000 from the sale of shares of common stock to Lincoln pursuant to the equity purchase agreement with Lincoln. The proceeds from the sale of such shares are being used to fund working capital to continue and expand the Company’s ongoing business.

We believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements up to August 2012. We anticipate that we will need to raise approximately an additional $8,000,000 in net proceeds to completely implement our business plan.  However, we have entered into the Private Placement Agreement to raise up to $2,000,000 through the sale of common stock. We also have several discussions underway with potential investors at this time which could result in us receiving sufficient capital to extend our operations beyond August of 2012 and possibly even 2013. There is no assurance or guarantee that we will raise any additional capital.

Contractual Obligations and Commitments

Bio-Path has entered into the License Agreements with MD Anderson relating to its technology. The Company has decided to discontinue development of its siRNA technology, and consequently, does not anticipate incurring any significant additional exposure for future siRNA patent expense. A summary of certain material terms of each of the License Agreements is detailed in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2011.

In June of 2008, Bio-Path entered into a project plan agreement with a contract drug manufacturing supplier for delivery of drug product to support commencement of the Company’s Phase I clinical trial of its first cancer drug product. The Company commenced this trial and was enrolling patients by the end of the second quarter 2010. In June 30, 2011 there were no further obligations under this drug supplier project plan with the contract manufacturer. Subsequently, in October of 2011 the Company entered into a new project plan agreement with this contract manufacturing supplier for a batch of drug product, which was delivered to the Company during January of 2012. The project plan required the Company to pay the supplier $177,440 for this drug product, and in the first quarter of 2012, this entire amount was paid. In addition, during the first quarter of 2012 the Company entered into a supply agreement with a new drug substance supplier, as part of a plan to upgrade manufacturing output of the drug candidate Liposomal Grb-2 (see Note 1.). The supply agreement calls for a payment of approximately $100,000 for a batch of Grb-2 drug substance. An initial payment of $21,000 was made during the first quarter of 2012 and is carried on the Balance Sheet as of March 31, 2012 as Prepaid Drug Product for Testing.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements.  Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2012, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2012 through March 31, 2012, the Company sold to LPC a total of 166,667 shares of common stock and issued an additional 2,084 shares of common stock as a commitment fee therefor. The Company received net proceeds from these sells of $50,000.

The capital raised from such sales will be used for general working capital purposes. The Company sold these unregistered securities in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

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

Dated: May 15, 2012	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive
Officer, Chief Financial Officer, Principal Financial Officer

