Form 10-Q
period 2012-09-30
BIO-PATH HOLDINGS INC
filed 2012-11-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Registrant's telephone no., including area code: (832) 971 -6616

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

At  November 14, 2012, the Company had 62,219,050 outstanding shares of common stock, no par value.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,	December 31,
	2012	2011

ASSETS

Current assets
Cash	$332,862	$952,252
Prepaid drug product for testing	79,500	153,000
Other current assets	45,395	48,439

Total current assets	457,757	1,153,691

Other assets
Technology licenses - related party	2,500,374	2,868,877
Less Accumulated Amortization	(888,075)	(791,463)
	1,612,299	2,077,414

TOTAL ASSETS	$2,070,056	$3,231,105

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	65,423	121,540
Accounts payable - related party	8,582	67,971
Accrued expense	105,567	46,082
Accrued expense - related party	39,000	41,000
Accrued license payments - related party	50,000	39,538

Total current liabilities	268,572	316,131

Long term debt	-	-

TOTAL LIABILITIES	268,572	316,131

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized 58,918,713 and 58,325,169 shares issued and outstanding as of 9/30/12 and 12/31/11, respectively	58,918	58,325
Additional paid in capital	12,496,929	12,405,395
Additional paid in capital for shares to be issued a/	945,001	-
Accumulated deficit during development stage	(11,699,364)	(9,548,746)

Total shareholders' equity	1,801,484	2,914,974

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$2,070,056	$3,231,105

a/ Represents 3,150,003 shares of common stock

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Third Quarter		Year to Date		From inception
	July 1 to September 30		January 1 to September 30		05/10/07 to
	2012	2011	2012	2011	9/30/12

Revenue	$-	$-	$-	$-	$-

Operating expense

Research and development a/	546,821	127,109	994,459	458,803	4,187,345
Research and development - related party b/	47,582	50,000	426,870	100,000	1,026,620
General & administrative c/	246,086	327,380	729,569	1,002,191	6,802,934

Total operating expense	840,489	504,489	2,150,898	1,560,994	12,016,899

Net operating loss	$(840,489)	$(504,489)	$(2,150,898)	$(1,560,994)	$(12,016,899)

Other income
Interest income	26	870	768	2,171	77,079
Other income	-	-	-	-	244,479
Other expense	(89)	(200)	(487)	(471)	(4,023)
Total Other Income	(63)	670	281	1,700	317,535

Net Loss	$(840,552)	$(503,819)	$(2,150,617)	$(1,559,294)	$(11,699,364)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)	$(0.26)

Basic and diluted weighted average number of common shares outstanding	58,902,046	56,146,296	58,717,393	52,398,690	45,349,410

a/	Research and development expense includes stock option expenses of $11,414 and $17,406 for the quarters ending 9/30/2012 and 9/30/2011, respectively; $42,231 and $48,693 for the nine month periods ending 9/30/2012 and 9/30/2011, respectively; and $411,585 for the period from inception through 9/30/2012. Research and development expense also includes amortization expenses of $48,503 and $53,017 for the quarters ending 9/30/2012 and 9/30/2011, respectively; $145,115 and $157,490 for the nine month periods ending 9/30/2012 and 9/30/2011, respectively; and $936,578 for the period from inception through 9/30/2012.
b/	Includes $345,000 technology impairment charge for the nine month period ending 9/30/2012; and $690,000 for the period from inception through 9/30/2012
c/	General & administrative expense includes stock for services, stock option and warrant expenses of $105,491 for the quarter ending 9/30/2011; $21,750 and $314,869 for the nine month periods ending 9/30/2012 and 9/30/2011, respectively; and for the period from inception through 9/30/2012 $2,584,265 for stock option and warrant expense and $318,500 in stock for services.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

			From inception
	January 1 to September 30		05/10/2007 to
	2012	2011	9/30/2012

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(2,150,617)	$(1,559,294)	$(11,699,364)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	145,115	157,490	936,578
Technology impairment	345,000	-	690,000
Common stock issued for services	18,500	-	318,500
Stock options and warrants	45,481	363,562	2,995,850
(Increase) decrease in assets
Grants receivable	-	244,479	-
Prepaid drug product for testing	73,500	88,400	(79,500)
Other current assets	3,044	20,967	(45,395)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(47,559)	(41,761)	268,572

Net cash used in operating activities	(1,567,536)	(726,157)	(6,614,759)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license - related party	(25,000)	(62,547)	(884,710)

Net cash used in investing activities	(25,000)	(62,547)	(884,710)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	973,146	1,533,425	7,412,331

Net cash from financing activities	973,146	1,533,425	7,832,331

NET INCREASE (DECREASE) IN CASH	(619,390)	744,721	332,862

Cash, beginning of period	952,252	238,565	-

Cash, end of period	$332,862	$983,286	$332,862

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-	$445
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes	$-	$-	$420,000
Common stock issued to Placement Agent	$-	$179,421	$591,566
Common stock issued to M.D. Anderson for technology license	$-	$-	$2,354,167
Due diligence and commitment shares issued to Lincoln	$-	$-	$210,755

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements Ending September 30, 2012

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, the “Company”) as of and for the fiscal year ended December 31, 2011. The results of operations for the period ended September 30, 2012, are not necessarily indicative of the results for a full-year period.

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

The Principal Investigator for the Phase I clinical trial, Dr. Jorge Cortes, is a leading expert in the treatment of CML, AML and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the American Society of Hematology annual meeting in December of 2011. Results from the second cohort also demonstrated potential anti-leukemia benefits in treated patients. The next opportunity for the Bio-Path to present information at the American Hematology Society annual meeting will be when the Company has completed the Phase I clinical trial.

The Company has completed testing of patients of Cohort 4 patients and expects at any time to receive clearance to formally close the Cohort. There has not to date been any signs of significant toxicity from the treatment of patients with Bio-Path’s drug Liposomal Grb-2. This presents an opportunity for testing of Liposomal Grb-2 at even higher doses that could potentially provide even greater and longer duration benefits to patients, thereby increasing chances for an early approval of Bio-Path’s drug candidate Liposomal Grb-2. Bio-Path has also been working with the Principal Investigator to finalize plans for Phase II clinical trials in Liposomal Grb-2. Significantly, these plans include three Phase II trials, one each for CML, AML and MDS, of the drug candidate Liposomal Grb-2 in salvage therapy for very advanced patients. The opportunity for three drug approvals in a relatively moderate timeframe could be very significant for Bio-Path’s shareholders. The Company expects to update investors on its development plans in the very near future. An update for timelines and budgets will be given at that time.

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

An important milestone was achieved for the Company in the second quarter, 2012 when Bio-Path’s common stock began trading on the quality-controlled OTCQX. OTCQX is the highest tier, premier trading platform for OTC companies and Bio-Path is very pleased to have qualified for the OTCQX given its high standards. The Company also announced that it had retained Roth Capital Partners to serve as the Company’s Designated Advisor for Disclosure (“DAD”) on OTCQX, responsible for providing guidance on OTCQX requirements. The OTCQX is a premier platform that distinguishes the best companies traded over-the-counter from the thousands of securities traded on the OTC Bulletin Board who are not required to meet any financial standards or undergo a qualitative review. Bio-Path’s commencement of trading on the OTCQX attests to the quality of the Company’s financial reporting and its technology. In addition, Roth Capital Partners is a firm with a strong life sciences research and investment banking practice and a focus on small-cap companies.

As of September 30, 2012, Bio-Path had $332,862 in cash on hand. During the third quarter, 2012 the Company raised $795,001 through the sale of shares of its common stock to accredited investors through a private placement that the Company initiated at the beginning of the second quarter of 2012. The Company has additional commitments that increase the total amount to $1.7 million. Based on the positive response from investors, the Company has amended the private placement to extend the timeframe of the private placement through December 31, 2012 and increase the maximum amount to be raised to $4 million. Bio-Path plans to begin raising significant amounts of additional development capital at anticipated higher share prices once there is demonstration of proof-of-concept of Bio-Path’s technology in human patients.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2. Related Party

Based on its stock ownership in the Company, MD Anderson Cancer Center meets the criteria to be deemed a related party of Bio-Path Holdings. For the quarters ending September 30, 2012 and 2011, MD Anderson related party research and development expense was $47,582 and $50,000, respectively. MD Anderson related party research and development expense for the quarter ending September 30, 2012 consisted of $39,000 for expenses for treating Cohort 4 patients in the Company’s clinical trial and $8,582 for patent expenses. As of September 30, 2012, the Company had accrued expense of $39,000 for clinical trial expense for the related party, $8,582 in related party accounts payable and $50,000 in accrued license payments payable due to the related party for past patent expenses for the Company’s Technology License. See Notes 5 and 6. For the quarter ended September 30, 2011, the Company had $50,000 in R&D related party expense for clinical trial hospital expense, $100,000 in accrued expense related party for clinical trial hospital expense and $50,000 for accrued license payments related party for past patent expense for the Company’s Technology License.

3. Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $153,000 during 2011 for the manufacture and delivery of a lot of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2011 at cost as Prepaid Drug Product for Testing and was expensed when the drug product was received by the Company in 2012. During the third quarter of 2012, the Company ordered an additional lot of drug substance and an additional lot of drug product and incurred $79,500 in charges (see Note 9.). This amount is carried on the Balance Sheet as of September 30, 2012 at cost as Prepaid Drug Product for Testing and will be expensed when manufacturing of the lot has been completed and the drug product has been received by the Company.

4. Grants Receivable

As of December 31, 2010, Current Assets included grants receivable of $244,479. This represents a grant award that Bio-Path received in October 2010 for its application to receive grant funding from the U.S. Government’s Qualifying Therapeutic Discovery Project Program. The Company received these grant funds during the first week of February 2011.

5. Accrued Expense

As of September 30, 2012, Current Liabilities included accrued expense of $105,567. This includes amounts for accrued expenses of $6,276 for legal fees, consulting fees of $5,500, and management bonus accrual totaling $92,500. As of September 30, 2012, Current Liabilities also included accrued expense related party consisting of $39,000 for clinical trial R&D hospital expenses related to MD Anderson treating patients in the Phase I clinical trial (see Note 2.).

6. Accrued License Payments – Related Party

Accrued license payments – related party totaling $50,000 were included in Current Liabilities as of September 30, 2012. This amount represents payment of past patent expenses incurred by MD Anderson prior to entering into the license with the Company. It is expected that the accrued license payments will be made to MD Anderson in the first half of 2013.

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

In April of 2012, LPC made three separate purchases of the Company’s common stock. The Company received $25,000 from LPC in exchange for 89,286 shares of the Company’s common stock. LPC was also issued 1,042 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 89,286 shares of common stock. The Company received another $25,000 from LPC in exchange for 96,154 shares of the Company’s common stock. LPC was also issued 1,042 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 96,154 shares of common stock. Finally, the Company received $50,000 from LPC in exchange for 185,185 shares of the Company’s common stock. LPC was also issued 2,084 shares of the Company’s common stock as a commitment fee in connection with the purchase of the 185,185 shares of common stock. No warrants to purchase additional shares of common stock of the Company were issued to Lincoln in connection with the sale of the common stock.

In June of 2012, the Company sold $150,000 in shares of its common stock pursuant to a private placement, with shares to be issued, and recognized $18,500 in shares of its common stock for services with shares to be issued.

In August of 2012, the Company issued 50,000 shares of its common stock for the $18,500 shares for services previously recognized in June 2012.

In July through September of 2012, the Company sold $795,001 in shares of its common stock pursuant to a private placement, with shares to be issued.

As of September 30, 2012, there were 58,918,713 shares of common stock issued and outstanding. There are no preferred shares outstanding as of September 30, 2012.

8. Stock Options and Warrants

Stock Options - There were no stock option awards granted in the quarter ending September 30, 2012. Total stock option expense for the nine months ending September 30, 2012 was $45,481.

Warrants - There were no warrants for services granted in the quarter ending September 30, 2012 and there was no warrant expense for the quarter ending September 30, 2012. Warrants previously issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants. All such investor warrants have expired.

9.	Commitments and Contingencies

Technology License – Related Party – The Company has negotiated exclusive licenses from the MD Anderson Cancer Center to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Related party accrued license payments attributable to the Technology License totaling $50,000 are included in Current Liabilities as of September 30, 2012. Related party accrued expense totaling $39,000 as of September 30, 2012 represent hospital costs for the clinical trial and are not related to the Technology License. As of September 30, 2012, the Company estimates reimbursable past patent expenses will total approximately $75,000 for the antisense license. The Company will be required to pay when invoiced the past patent expenses at the rate of $25,000 per quarter. In addition, the Company has decided to discontinue development of its siRNA technology, and consequently, does not anticipate incurring any significant additional exposure for future siRNA patent expense (See Note 1).

Drug Supplier Project Plan - In August of 2012, Bio-Path entered into a project plan agreement with the Company’s drug substance manufacturer for delivery of drug substance for a batch of final drug product scheduled to be manufactured in the fourth quarter 2012. In September of 2012, the Company entered into a project plan for the delivery of final drug product incorporating the drug substance for expected delivery in the fourth quarter of 2012. Taken together, these two project plans will require the Company to pay approximately $340,000 once manufacturing has been completed and drug product delivered to the Company. Of this amount, $79,500 has been paid for by the Company, which is carried on the Balance Sheet as Prepaid Drug Product for Testing. This amount substantially represents the entire financial commitments to the drug substance and the drug product manufacturers for the new batch of drug material.

10. Subsequent Events

In October of 2012, the Company amended its current private placement to extend the period of the offering through December 31, 2012 and increase the maximum amount of the offering from $2 million to $4 million.

Through mid-November 2012 the Company raised approximately $1.7 million through its private placement. Approximately $1 million of this amount has been brought into the Company, while approximately $700,000 remains in escrow or various stages of completing necessary documentation. It is expected that $100,000 to $300,000 of this amount will be brought into the Company as of the time of filing this third quarter 2012 10Q document.

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

At the end of July 2011, the Company completed requirements for treating patients in the first cohort. The Company, its medical advisors and the Principal Investigator agreed that the data from the first cohort demonstrated that Liposomal Grb-2 was safe enough to proceed to the next cohort of the trial, which treated patients in the trial with a dose that was double the dose used in the first cohort. As a result of this review, the first cohort was closed and the second cohort was opened for recruiting patients into the clinical trial. In January 2012, the Company completed requirements for treating patients in the second cohort. The Company, its medical advisors and the Principal Investigator agreed that the data from the second cohort demonstrated that Liposomal Grb-2 was safe enough to proceed to the third cohort of the trial, which is treating patients with a dose of 20 mg/m 2 , which is double the dose used in the second cohort. The Company, its medical advisors and the Principal Investigator agreed that the data from the third cohort demonstrated that Liposomal Grb-2 was safe enough to proceed to the fourth cohort of the trial, which is treating patients with a dose of 40 mg/m 2 , which is double the dose used in the third cohort. Significantly, in the third cohort, all three patients completed the treatment cycle and were evaluable and, because of apparent stabilization from treatment with Bio-Path drug candidate Liposomal Grb-2, had received or anticipated to receive extended treatment cycles.

Based on the experience treating patients in Cohort 3, when all three patients benefited from treatment with Liposomal Grb-2 and were apparently stabilized, the assumption for drug requirements for Cohort 4 and beyond have increased significantly. Specifically, the assumption now is that all patients will benefit from treatment with the drug candidate Liposomal Grb-2 and be eligible to receive up to six months of treatments. In this regard, the Company increased the capacity of its drug supply chain, adding new suppliers for the Grb-2 drug substance and for the final drug product. Substantially increased supplies of the drug candidate Liposomal Grb-2 were delivered in July 2012.

The Company has completed testing of Cohort 4 patients and expects at any time to receive clearance to formally close the Cohort. There has not to date been any signs of significant toxicity from the treatment of patients with Bio-Path’s drug Liposomal Grb-2. This presents an opportunity for testing of Liposomal Grb-2 at even higher doses that could potentially provide even greater and longer duration benefits to patients, thereby increasing chances for an early approval of Bio-Path’s drug candidate Liposomal Grb-2. Bio-Path has also been working with the Principal Investigator to finalize plans for Phase II clinical trials in Liposomal Grb-2. Significantly, these plans include three Phase II trials, one each for CML, AML and MDS, of the drug candidate Liposomal Grb-2 in salvage therapy for very advanced patients. The opportunity for three drug approvals in a relatively moderate timeframe could be very significant for Bio-Path’s shareholders. The Company expects to update investors on its development plans in the very near future. An update for timelines and budgets will be given at that time.

The Principal Investigator for the Phase I clinical trial, Dr. Jorge Cortes, is a leading expert in the treatment of CML, AML and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the American Hematology Society annual meeting in December 2011. Results from the second cohort also demonstrated potential anti-leukemia benefits in treated patients. The next opportunity for the Bio-Path to present information at the American Hematology Society annual meeting will be when the Company has completed the Phase I clinical trial.

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

BP-100-2.01

BP-100-2.01 is a small interfering RNA ("siRNA") drug. At the end of January 2012, the Board of Directors (the “Board”) of the Company held a strategic planning session. Among several topics of discussion was a discussion of the Company’s liposomal siRNA technology. The siRNA discussion covered a broad range of topics including intellectual property, the amount of development that would be needed and the overall impression of diminishing acceptance of siRNA technology by the pharmaceutical industry and equity market investors. The Board compared this to our core liposomal antisense technology, which has a stronger intellectual property position, a method of action blocking expression of disease-causing proteins that is better understood in the scientific community and a much easier path for development than liposomal siRNA technology. Since both antisense and siRNA are means to block expression of disease-causing proteins, the Board concluded that there was no apparent reason to develop a second, higher-risk siRNA method of blocking protein expression when the development of the liposomal antisense method is now much further along and showing promising results. After this discussion, the Board decided to discontinue development of the licensed liposomal siRNA technology. The Company has commenced discussions regarding this decision with MD Anderson to determine whether to modify the license to include other products, postpone the license or abandon the license. As an interim step pending final resolution of this matter, the Company took a charge of $345,000 at the end of the fiscal year ending December 31, 2011 to reduce the carrying value of the siRNA license by fifty percent (50%). This amount represents one half of the value of the common stock given to MD Anderson when the original siRNA license was finalized. In June 2012, the Company decided to write-off the balance of the carrying value of the siRNA license, or $345,000, and cancel the license.

An important milestone was achieved for the Company in the second quarter of 2012 when Bio-Path’s common stock began trading on the quality-controlled OTCQX. OTCQX is the highest tier, premier trading platform for OTC companies and Bio-Path is very pleased to have qualified for the OTCQX given its high standards. The OTCQX is a premier platform that distinguishes the best companies traded over-the-counter from the thousands of securities traded on the OTC Bulletin Board who are not required to meet any financial standards or undergo a qualitative review. Bio-Path’s commencement of trading on the OTCQX attests to the quality of the Company’s financial reporting and its technology. The Company also announced that it had retained Roth Capital Partners to serve as the Company’s Designated Advisor for Disclosure (“DAD”) on OTCQX. Roth Capital Partners is a firm with a strong life sciences research and investment banking practice and a focus on small-cap companies and will be responsible for providing guidance on OTCQX requirements.

On October 1, 2012, the Company’s Board increased the size of the Board from three to four members and elected Michael J. Garrison as a director of the Company to fill the vacancy created by such increase. In connection with Mr. Garrison’s election to the Board, he will be granted an option to purchase 25,000 shares of the Company’s common stock at an exercise price equal to the closing price per share for the Company’s common stock on the OTCQX on the date of such election. Such option will vest and become exercisable on the first anniversary date of such grant, based on continuing service to the Company.

Projected Financing Needs

As of September 30, 2012, we anticipate that we need to raise approximately an additional $7,000,000 to enable us to complete all projected clinical trials for our product candidates and conduct certain additional clinical trials in other Bio-Path drug candidates.

In April 2012, the Company entered into a Placement Agent Agreement for the sale of up to $2 million of common stock through a private placement. In October, 2012, the Board in conjunction with the Placement Agent decided to increase the sale of up to $2 million to $4 million of common stock, and extend the expiration date of the private placement through December 31, 2012. There can be no guarantees or assurances that we will be successful in raising all $4 million. Through mid-November 2012 the Company received commitments for approximately $1.7 million through its private placement. Approximately $1 million of this amount has been brought into the Company, while approximately $700,000 remains at various stages of finalization. It is expected that $100,000 to $300,000 of this amount will be brought into the Company as of the time of filing this quarterly report on Form 10-Q. The Company intends to continue selling its common stock through this private placement with a goal of raising $4 million. This offering capital, plus the cash on hand of $332,862, will achieve our short term objective of the completion of the Phase I trial and, in addition, provide the necessary capital to fund operations through the end of Fiscal Year 2012.

The Company plans to begin raising significant amounts of additional development capital once there is demonstration of proof-of-concept of Bio-Path's technology in human patients in the Phase I trial. This trial is targeted to be completed by the end of 2012, however, the opportunity to utilize higher doses may extend the trial an additional one or two quarters.

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

We have currently budgeted approximately $975,000 out of the approximate $7,000,000 in net proceeds to be raised for additional drug development opportunities.  The balance of the funding is planned to fund patent expenses, licensing fees, laboratory testing services including potentially to MD Anderson's Pharmaceutical Development Center, consulting fees and management and administration.

In the aggregate, the additional capital requirements of approximately $7,000,000 are expected to fund operations through the second quarter of 2014 including the completion of the Phase I clinical trial of BP-100.1.01 ($500,000). As of September 30, 2012, the Company has cash of $332,862, plus the additional cash expected from the ongoing private placement described herein, to finance the completion of this trial. The Phase I clinical trial of BP-100.1-02 ($2,000,000), the Phase II clinical trial of BP-100-1.01 ($1,600,000), license-related payments to MD Anderson ($365,000), provision to in-license new targets and compounds for development ($975,000) and general and administrative costs for the organization are anticipated for operations through the second quarter of 2014 ($2,660,000).  Costs for personnel directly related to the clinical trial are included in those program estimates.  Timing and costs for this plan are best estimates at this point in time and could vary depending on the availability of capital, the rate of enrollments in clinical trials and other factors not controlled by the Company. Expanding the Phase II clinical trial of BP-100-1.01 into Phase II trials for three separate diseases has not been factored into the current budget plan. However, the three-disease Phase II plan would add an estimated $3 million to our budget.

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

At September 30, 2012, we anticipated that over the next 24 months we will need to raise approximately $7,000,000 to completely implement our current business plan.  We have previously completed several financings for use in our operations and have received total net proceeds of $7,832,331 as of September 30, 2012. Our short term plan is to achieve the following key milestones:

(1)	Complete the Phase I clinical trial of our lead drug BP-100-1.01, which if successful, will validate our liposomal delivery technology for nucleic acid drug products. In this Phase I trial, we will leverage MD Anderson's pre-clinical and clinical development capabilities, including using the PDC for pre-clinical studies as well as clinical pharmacokinetics and pharmacodynamics and the institution's world-renowned clinics, particularly for early clinical trials. This should allow us to develop our drug candidates with experienced professional staff at a reduced cost compared to using external contract laboratories. This should also allow us to operate in an essentially virtual fashion, thereby avoiding the expense of setting up and operating laboratory facilities, without losing control over timing or quality or IP contamination. Effective July 29, 2010, we began dosing of patients of this lead drug - BP-100-1.01 at MD Anderson and we have since completed the fourth cohort and shortly will begin enrolling patients in the fifth cohort thereunder;

(2)	Prepare a master protocol to conduct three Phase II trials of BP-101-1.01 for diseases CML, AML and MDS. Recruit three additional cancer centers in addition to MD Anderson to enable four site Phase II clinical trials to be conducted and prepare necessary documentation to receive approval of the Phase II protocol and FDA approval to proceed with the trials.

(3)	Perform necessary pre-clinical studies in our second liposomal antisense drug candidate, BP-100-1.02 to enable the filing of an IND for a Phase I clinical trial; and

(4)	Out-license (non-exclusively) our delivery technology to a pharmaceutical partner to speed development of applications of our technology.

We plan to pursue and achieve the above short term milestones by utilizing the following tactics:

(5)	Manage trials as if they were being done by Big Pharma: seamless transition; quality systems; documentation; and disciplined program management recognized by Big Pharma diligence teams; trials conducted, monitored and data collected consistent with applicable FDA regulations to maximize Bio-Path's credibility and value to minimize time to gain registration by partner;

(6)	Use our Scientific Advisory Board to supplement our management team to critically monitor existing programs and evaluate new technologies and/or compounds discovered or developed at MD Anderson, or elsewhere, for in-licensing;

(7)	Hire a small team of employees or consultants: business development, regulatory management, and project management; and

(8)	Outsource manufacturing and regulatory capabilities. Bio-Path will not need to invest its resources in building functions where it does not add substantial value or differentiation. Instead, it will leverage an executive team with expertise in the selection and management of high quality contract manufacturing and regulatory firms.

Manufacturing

We have no manufacturing capabilities and have developed relationships with third party contract manufacturers and suppliers to supply our drug product requirements. In August 2012, Bio-Path entered into a project plan agreement with the Company’s drug substance manufacturer for delivery of a drug substance for a batch of final drug product scheduled to be manufactured in the fourth quarter of 2012. In September 2012, the Company entered into a project plan for the delivery of final drug product incorporating the drug substance for expected delivery in the fourth quarter of 2012. Taken together, these two project plans will require the Company to pay approximately $340,000 once manufacturing has been completed and the drug product has been delivered to the Company. Of this amount, $79,500 has been paid for by the Company, which is carried on the Balance Sheet as Prepaid Drug Product for Testing. This amount substantially represents the entire financial commitments to the drug substance and the drug product manufacturers for the new batch of drug material.

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

Results of Operations for the three and nine months ended September 30, 2012  and 2011.

Revenues.  We have no operating revenues since our inception.

Research and Development Expenses.  Our research and development expense was $546,821 for the three months ended September 30, 2012; an increase of $419,712 over the three months ended September 30, 2011.  The increase in research and development expense for three months ending September 30, 2012 compared to the comparable period ending September 30, 2011 was primarily due to $410,055 expense for drug product material to be used in our clinical trial. The Company incurred installments from its contract drug manufacturing and raw material suppliers for a lot of the Company’s drug product for testing in its Phase I clinical trial, which amounts were carried on the Balance Sheet as Prepaid Drug Product for Testing and expensed during the quarter upon delivery of the drug product to the company. See Note 3. Our research and development expense was $994,459 for the nine months ended September 30, 2012; an increase of $535,656 of over the nine month period ended September 30, 2011.  The increase in research and development expense for the nine month period ending September 30, 2012 was primarily due to increased drug product expense used in the Company’s Phase I clinical trial. Research and development expense – related party for the three months ending September 30, 2012 was essentially flat with the comparable period ending September 30, 2011. Research and development expense – related party for the nine month period ending September 30, 2012 was $426,870, an increase of $326,870 from the comparable nine month period ending September 30, 2011. The increase in research and development expense – related party for the nine month period ending September 30, 2012 versus the comparable period in 2011 was primarily due to expense related to the Company’s decision to halt development of liposomal siRNA technology.

General and Administrative Expenses. Our general and administrative expenses were $246,086 for the three months ended September 30, 2012; a decrease of $81,294 compared to the three month period ended September 30, 2011. The decrease in general and administrative expense for the quarter ending September 30, 2012 compared to the quarter ending September 30, 2011 was due to lower stock option expense. General and administrative expenses were $729,569 for the nine months ended September 30, 2012; a decrease of $272,622 compared to the nine month period ended September 30, 2011.  The decrease in general and administrative expenses for the nine month period ending September 30, 2012 compared to the nine month period ending September 30, 2011 was the result of a $314,869 decrease in stock option expense, which decrease was more significant than the offsetting results of increased expenses of being a public company, insurance and corporate communications.

Net Loss. Our net loss was $840,552 for the three months ended September 30, 2012, compared to a loss of $503,819 for the three months ended September 30, 2011.  The increase in the net loss for the quarter ending September 30, 2012 compared to the quarter ending September 30, 2011 was due to an increase in research and development expense more than offsetting a decrease in general administrative expense during the same periods. Net loss per share, both basic and diluted was $0.01 per share, was the same for the respective three month periods.  Our net loss was $2,150,617 for the nine months ended September 30, 2012, compared to a loss of $1,559,294 for the nine month period ended September 30, 2011. The increase in net loss for the nine month period ending September 30, 2012 compared to the comparable period ending September 30, 2011 was due to increases in research and development and research and development-related party expenses more than offsetting lower general and administrative expense. Net loss per share, both basic and diluted, was $0.04 per share for the nine month period ending September 30, 2012 and $0.03 per share for the comparable nine month period ending September 30, 2011.

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

At September 30, 2012, we had cash of $332,862 compared to $952,252 at December 31, 2011.  The decrease in cash balances during the nine month period ending September 30, 2012 results from $1,567,536 in cash used in operations and a $25,000 purchase related to the Company’s exclusive license with the related party, offset by $973,146 in net proceeds received from the sale of shares of the Company’s common stock.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the nine months ended September 30, 2012 was $1,567,536 compared to $726,157 for the nine months ended September 30, 2011. Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by our cash assets.

With the exception of a $244,479 grant received from the United States Government, currently all of our cash is, and has been, generated from financing activities.   We raised a total of $973,146 in net cash from financing activities for the nine months ended September 30, 2012.  Since inception we have net cash from financing activities of $7,832,331. As discussed in Projected Financing Needs above, we believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements through March 2013.  We will need to raise additional capital in order to fund our operations subsequent to March 2013.  There can be no assurance that we will be able to raise cash when it is needed to fund our operations.

We believe that our available cash will be sufficient to fund our liquidity and capital expenditure requirements up to March 2013. We anticipate that we will need to raise approximately an additional $7 million in net proceeds to completely implement our business plan.  We believe the Company will be successful in raising a total of $4 million in the current private placement offering. However, there can be no assurances that we will be successful in raising this total amount. We also have several discussions underway with potential investors at this time which could result in us receiving sufficient capital to extend our operations beyond 2013 and possibly even 2014. There is no assurance or guarantee that we will raise any additional capital.

Contractual Obligations and Commitments

Bio-Path has entered into two patent and technology license agreements (the “Licenses”) with MD Anderson relating to its technology. A summary of certain material terms of each of the Licenses is detailed in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2011.

As a result of the continuing Phase I trial, the Company believed it was in the best interest of the Company to enter into a new agreement with a larger capacity manufacturer. Consequently, in August 2012 the Company entered into a new project plan agreement with its contract manufacturing supplier for a batch of drug product with expected delivery by year end. The project plan requires the Company to pay the supplier $340,000 for this drug product, of which a total of $79,500 has been paid to date.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2012, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2012 through September 30, 2012, the Company sold to accredited investors a total of 2,650,003 shares of common stock. The Company received net proceeds from these sales of $795,001.

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

Dated: November 14, 2012	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive
Officer, Chief Financial Officer, Principal Financial Officer

