Form 10-K/A
period 2011-12-31
BIO-PATH HOLDINGS INC
filed 2013-01-23
CIK 1133818

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

As of March 23, 2012, there were 58,493,920 of the Issuer’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $11,560,635 as of June 30, 2011, the last business day of the Issuer’s most recently completed second fiscal quarter, based on the last sales price of the Issuer’s common stock as reported on the OTCBB on such date of $0.30 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the Issuer’s common stock are assumed to be affiliates..

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of amending and restating Item 13 “Certain Relationships and Related Party Transactions” of Part III of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Form 10-K”), in response to communications received from the SEC. In addition, pursuant to the rules of the SEC, Item 15 “Exhibits” of Part III of the Original Form 10-K has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The referenced certifications are attached to this Form 10-K/A as Exhibits 31 and 32, respectively.

Except for the foregoing information that was specifically amended and restated, this Form 10-K/A and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K nor does it change any other disclosures contained in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our filings made with the SEC subsequent to the filing of the Original Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company has negotiated exclusive licenses from MD Anderson to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Based on its stock ownership in the Company, MD Anderson meets the criteria to be deemed a related party of the Company. For the year ended December 31, 2011, MD Anderson related party research and development expense was $544,000, consisting of (i) clinical trial expense of $149,000, (ii) license maintenance fees of $50,000 not capitalized in the technology license other asset and (iii) $345,000 in non-cash technology impairment expense related to the Company’s siRNA license (see Note 1.). As of December 31, 2011, the Company had (a) accounts payable and accrued license payments for current and past patent expenses to MD Anderson totaling $107,509 and (b) $41,000 in accrued related party research and development expense for the clinical trial (see Notes 5, 6 and 7).

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

ITEM 15. EXHIBITS

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

BIO-PATH HOLDINGS, INC.

Dated: January 22, 2013	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer

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