Form 10-Q
period 2013-03-31
BIO-PATH HOLDINGS INC
filed 2013-05-15
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 8, 2013, the Company had 63,729,050 outstanding shares of common stock, no par value.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our anticipated clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. BUSINESS” of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012, and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,		December 31,
	2013		2012

ASSETS

Current assets
Cash	$288,707		$534,046
Prepaid drug product for testing	96,000		195,000
Other current assets	53,924		42,575

Total current assets	438,631		771,621

Other assets
Technology licenses - related party	2,500,374		2,500,374
Less Accumulated Amortization	(968,387)		(928,231)
	1,531,987		1,572,143

TOTAL ASSETS	$1,970,618		$2,343,764

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	71,875		57,000
Accounts payable - related party	-		8,582
Accrued expense	153,541		137,662
Accrued expense - related party	15,000		26,000
Accrued license payments - related party	50,000		100,000

Total current liabilities	290,416		329,244

Long term debt	-		-

TOTAL LIABILITIES	290,416		329,244

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-		-
Common Stock, $.001 par value, 200,000,000 shares authorized 62,219,050 shares issued and outstanding as of 3/31/13 and 12/31/12	62,218		62,218
Additional paid in capital	13,296,560		13,321,075
Additional paid in capital for shares to be issued a/ & b/	1,108,711	a/	762,510	b/
Accumulated deficit during development stage	(12,787,287)		(12,131,283)

Total shareholders' equity	1,680,202		2,014,520

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$1,970,618		$2,343,764

a/ Represents 3,695,702 shares of common stock

b/ Represents 2,541,700 shares of common stock

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

			From inception
	January 1 to March 31		05/10/07 to
	2013	2012	3/31/13

Revenue	$-	$-	$-

Operating expense

Research and development a/	401,099	279,613	4,726,696

Research and development - related party b/	15,000	11,700	1,078,620

General & administrative c/	239,811	231,314	7,299,273

Total operating expense	655,910	522,627	13,104,589

Net operating loss	$(655,910)	$(522,627)	$(13,104,589)

Other income (expense)
Interest income	124	529	77,213
Other income	-	-	244,479
Other expense	(216)	(129)	(4,390)
Total Other Income (Expense)	(92)	400	317,302

Net Loss	$(656,002)	$(522,227)	$(12,787,287)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.27)

Basic and diluted weighted average number of common shares outstanding	62,219,050	58,381,419	46,728,530

a/	Research and development expense includes stock option expense of $11,414 and $17,406 for the quarters ending 3/31/2013 and 3/31/2012, respectively; and $434,412 for the period from inception through 3/31/2013. Research and development expense also includes amortization expense of $40,156 and $48,109 for the quarters ending 3/31/2013 and 3/31/2012, respectively; and $1,016,891 for the period from inception through 3/31/2013.

b/	Includes $690,000 technology impairment charge for the period from inception through 3/31/2013.

c/	General & administrative expense includes stock option expense of $4,605 and $1,950 for the quarters ending 3/31/2013 and 3/31/2012, respectively; and for the period from inception through 3/31/2013, $2,595,361 for stock option and warrant expense and $318,500 in stock for services.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

			From inception
	January 1 to March 31		05/10/2007 to
	2013	2012	3/31/2013

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(656,002)	$(522,227)	$(12,787,287)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	40,156	48,109	1,016,891
Technology impairment	-	-	690,000
Common stock issued for services	-	-	318,500
Stock options and warrants	16,019	19,356	3,029,773
(Increase) decrease in assets
Prepaid drug product for testing	99,000	132,000	(96,000)
Other current assets	(11,349)	(7,891)	(53,924)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(38,828)	(69,536)	290,416

Net cash used in operating activities	(551,004)	(400,189)	(7,591,631)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license - related party	-	(25,000)	(884,710)

Net cash used in investing activities	-	(25,000)	(884,710)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	305,665	49,760	8,345,048

Net cash from financing activities	305,665	49,760	8,765,048

NET INCREASE (DECREASE) IN CASH	(245,339)	(375,429)	288,707

Cash, beginning of period	534,046	952,252	-

Cash, end of period	$288,707	$576,823	$288,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-	$445
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes	$-	$-	$420,000
Common stock issued to Placement Agent	$-	$-	$591,566
Common stock issued to M.D. Anderson for technology license	$-	$-	$2,354,167
Due diligence and commitment shares issued to Lincoln	$-	$625	$210,755

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements Ending March 31, 2013

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company”) as of and for the fiscal year ended December 31, 2012. The results of operations for the period ended March 31, 2013, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

Bio-Path is a development stage company with its lead cancer drug candidate, Liposomal Grb-2 (L-Grb-2 or BP-100-1.01), currently in clinical trials. The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and is dedicated to developing novel cancer drugs under an exclusive license arrangement. The Company has drug delivery platform technology with composition of matter intellectual property for systemic delivery of antisense. Bio-Path also plans to investigate developing liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense. In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with additional drug candidates in the future. Bio-Path also expects to broaden its technology to include cancer drugs other than antisense, including drug candidates licensed from institutions other than MD Anderson.

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

In November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company was proceeding with requesting the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with Bio-Path’s Board of Directors, advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of Liposomal Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company has enrolled and is currently treating three patients in Cohort 5 at a dose of 60 mg/m2. The Company expects all three patients to have completed their treatment cycle successfully by the end of May of 2013. The clinical trial is being conducted at The University of Texas MD Anderson Cancer Center.

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

As of March 31, 2013, Bio-Path had $288,707 in cash on hand. After March 31, 2013, the Company received an additional $2.26 million in cash from the sale of shares of common stock in a private placement that was subsequently closed. Bio-Path plans to begin raising significant amounts of additional development capital at anticipated higher share prices once there is demonstration of proof-of-concept of Bio-Path’s technology in human patients.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.	Related Party

Based on its stock ownership in the Company, MD Anderson Cancer Center meets the criteria to be deemed a related party of Bio-Path Holdings. For the quarters ending March 31, 2013 and 2012, MD Anderson related party research and development expense was $15,000 and $11,700, respectively. MD Anderson related party research and development expense for the quarter ending March 31, 2013 was comprised of MD Anderson clinical trial hospital expense of $15,000 and $50,000 in accrued license payments payable due to the related party for past patent expenses for the Company’s Technology License. See Notes 5, 6 and 7. As of March 31, 2012, the Company had $11,700 in research and development related party expense for the MD Anderson clinical trial hospital expense, related party accounts payable of $8,582 for current patent expenses, $26,000 in accrued expenses related party for MD Anderson clinical trial hospital expense, and $100,000 in accrued license payments payable due to the related party for past patent expenses and the annual maintenance fee for the Company’s Technology License.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $195,000 during 2012 pursuant to a Drug Supply Contract (see Note 11) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2012 at cost as Prepaid Drug Product for Testing. This product was delivered to the Company in the first quarter of 2013 and costs associated with this drug batch were expensed. Another drug batch is scheduled for May 2013 and installment costs totaling $96,000 are carried on the Balance Sheet as of March 31, 2013 as Prepaid Drug Product for Testing (see Note 11).

4.	Accounts Payable

As of March 31, 2013, Current Liabilities included accounts payable of $71,875 comprised primarily of approximate amounts owed to the Company’s drug contract manufacturers totaling $10,600, $15,900 to the company providing clinical operations management for Bio-Path’s clinical trial and $45,400 to the Company’s attorneys and auditors for work on the Annual 10K report. As of December 31, 2012, Current Liabilities included accounts payable $57,000 and accounts payable related party of $8,582, which amounts were subsequently paid in 2013.

5.	Accrued Expense

As of March 31, 2013, Current Liabilities included accrued expense of $153,541 including approximate amounts for research and development expense for clinical trial operations management of $8,000, $5,500 for advisors and consultants and $138,750 for management bonus accrual. Current Liabilities as of March 31, 2013 also included accrued expenses related party of $15,000 for MD Anderson clinical trial hospital expense. As of December 31, 2012, Current Liabilities included accrued expense of $137,662 and accrued expense related party of $26,000.

6.	Accrued License Payments – Related Party

Accrued license payments related party totaling $50,000 and $100,000 were included in Current Liabilities as of March 31, 2013 and December 31, 2012, respectively. The amount included for March 31, 2013 represents reimbursement of past patent expenses incurred by MD Anderson prior to the Bio-Path license.

7.	Additional Paid In Capital For Shares To Be Issued

During 2012 and the quarter ending March 31, 2013, the Company sold shares of common stock for cash to investors in a private placement. As of March 31, 2013, there were 3,695,702 shares of common stock remaining to be issued, representing $1,108,711 in sales to accredited investors. The Company has closed this offering at the end of the first quarter 2013 and is in the process of issuing the shares of common stock to these investors.

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

As of December 31, 2012 the Company issued 3,300,337 shares of its common stock to investors who purchased shares of common stock from the period June through September of 2012.

In February and March of 2013, the Company sold $346,201 in shares of its common stock pursuant to a private placement, with shares to be issued.

As of March 31, 2013, there were 62,219,050 shares of common stock issued and outstanding. There are no preferred shares outstanding as of March 31, 2013.

9.	Stock Options and Warrants

Stock Option - There were no stock option awards during the quarter ending March 31, 2013. Total stock option expense for the quarter ending March 31, 2013 was $16,019.

Warrant - There were no warrants for services granted during the quarter ending March 31, 2013.

10.	Commitments and Contingencies

Technology License – Related Party - The Company has negotiated exclusive licenses from the MD Anderson Cancer Center to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Related party accounts payable and accrued license payments attributable to the Technology License totaling $50,000 are included in Current Liabilities as of March 31, 2013. Related party accrued expense totaling $15,000 as of March 31, 2013 represents hospital costs for the clinical trial and are not related to the Technology License. As of March 31, 2013, the Company estimates reimbursable past patent expenses will total approximately $75,000 for the Technology License. The Company will be required to pay when invoiced the past patent expenses at the rate of $25,000 per quarter. In addition, the Company decided to discontinue development of its siRNA technology and subsequently canceled its siRNA license in June of 2012 (See Note 1).

Drug Supplier Project Plan - In August of 2012, Bio-Path entered into two project plan agreements with the Company’s drug substance manufacturer and its final drug product manufacturer for the manufacture and delivery of final drug product incorporating the drug substance for expected delivery in the fourth quarter of 2012, with delivery subsequently revised to the first quarter of 2013. The project plans required the Company to pay approximately $340,000 in various stages as the drug substance and product are manufactured and delivered to the Company. Of this amount, $195,000 was paid for by the Company and was carried on the Balance Sheet as of December 31, 2012 as Prepaid Drug Product for Testing. The drug product was delivered to the Company in the first quarter of 2013 and the Balance Sheet item Prepaid Drug Product for Testing totaling $195,000 was expensed in the first quarter 2013. Amounts owed to the Company’s manufacturers for this drug batch have been paid subsequent to year end. In addition, the Company signed another supply agreement in the first quarter of 2013 for a subsequent batch of drug product. Installment payments paid to the Company’s drug manufacturer totaling $96,000 are being carried at cost on the Balance Sheet as of March 31, 2013 as Prepaid Drug Product for testing.

11.	Subsequent Events

In the second quarter of 2013, the Company received an additional $2.26 million from the closeout of its private placement. Over an approximate twelve month period ending March 31, 2013 the Company sold $4 million in shares of its common stock to accredited investors in a private placement.

Certain accredited investors contemplated participating in such prior offering; however, such investors were unable to participate due to certain technical issues. In an effort to permit such investors the opportunity to complete their investment, in April of 2013 the Company executed agreements to sell an additional $550,000 of shares of its common stock in a private placement to these investors, of which the balance of $102,000 is expected to be received by May 31, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Risk Factors” in “Item 1, BUSINESS” in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012, and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission. See “Forward Looking Statements” for additional discussion regarding risks associated with forward-looking statements.

Overview

Bio-Path Holdings, Inc. (together with its subsidiary, "Bio-Path" or the "Company" or "we," "us" or "our") is a development stage company with its lead cancer drug candidate, Liposomal Grb-2 (“L-Grb-2” or “BP-100-1.01”), currently in clinical trials. The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and is dedicated to developing novel cancer drugs under an exclusive license arrangement. The Company has drug delivery platform technology with composition of matter intellectual property for systemic delivery of antisense. Bio-Path also plans to investigate developing liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense. In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with additional drug candidates in the future. Bio-Path also expects to broaden its technology to include cancer drugs other than antisense, including drug candidates licensed from institutions other than MD Anderson.

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

The IND for BP-100-1.01 was submitted to the U.S. Food and Drug Administration (“FDA”) in February 2008 and included all in vitro testing, animal studies and manufacturing and chemistry control studies completed.  The FDA requested some changes be made to the application submission.  We resubmitted information to the FDA in response to such request. On March 12, 2010, we issued a press release announcing  that the FDA had allowed an Investigational New Drug (“IND”) for Bio-Path's lead cancer drug candidate liposomal BP-100-1.01 to proceed into clinical trials.  The IND review process was performed by the FDA's Division of Oncology Products and involved a comprehensive review of data submitted by us covering pre-clinical studies, safety, chemistry, manufacturing, and controls, and the protocol for the Phase I clinical trial.  The primary objective of the Phase I clinical trial, as in any Phase I clinical trial, is the safety of the drug for treatment of human patients.  Additional key objectives of the trial are to demonstrate the effectiveness of our drug delivery technology similar to that experienced in pre-clinical treatment of animals and to assess whether the drug candidate test article produces a favorable impact on the cancerous condition of the patient at the dose levels of the study.

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

At the end of July 2011, the Company completed requirements for treating patients in the first cohort. The Company, its medical advisors and the Principal Investigator agreed that the data from the first cohort demonstrated that Liposomal Grb-2 was safe enough to proceed to the next cohort of the trial, which treated patients in the trial with a dose that was double the dose used in the first cohort. As a result of this review, the first cohort was closed and the second cohort was opened for recruiting patients into the clinical trial. In January 2012, the Company completed requirements for treating patients in the second cohort. The Company, its medical advisors and the Principal Investigator agreed that the data from the second cohort demonstrated that Liposomal Grb-2 was safe enough to proceed to the third cohort of the trial, which treated patients with a dose of 20 mg/m 2 , double the dose used in the second cohort. Significantly, in the third cohort, all three patients completed the treatment cycle and were evaluable and, because of apparent stabilization from treatment with Liposomal Grb-2, had received or anticipated to receive extended treatment cycles. The Company, its medical advisors and the Principal Investigator agreed that the data from the third cohort demonstrated that Liposomal Grb-2 was safe enough to proceed to the fourth cohort of the trial, which treated patients with a dose of 40 mg/m 2 , double the dose used in the third cohort.

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

In November 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company was proceeding with requesting the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with the Board, advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of Liposomal Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company has enrolled and is currently treating three patients in Cohort 5 at a dose of 60 mg/m2. The Company expects all three patients to have completed their treatment cycle successfully by the end of May of 2013. The clinical trial is being conducted at The University of Texas MD Anderson.

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

Projected Financing Needs

As of March 31, 2013, we anticipate that we need to raise approximately an additional $12,700,000 to complete our planned clinical trials for our product candidates.

The remaining cost of the Phase I clinical trial of BP-100-1.01 is expected to be approximately $500,000, provided that the trial is completed after the next two dose levels.   If the Phase I clinical trial in BP-100-1.01 is successful, we expect to follow with multi-site Phase II trials in BP-100-1.01.  Successful Phase I and II trials of BP-100-1.01 is expected to provide clinical evidence to support BP-100-1.01 as a potential therapeutic drug product for treatment of AML, MDS and CML.  The Phase II clinical trials in BP-100-1.01 are expected to cost approximately $2,000,000 each, or approximately $6,000,000 for all three.

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

We have generated approximately five full years of financial information and have demonstrated that we have been able to expand our business through an increased investment in our technology and trials. We cannot guarantee that plans as described in this quarterly report will be successful or that we can continue to receive additional capital investment. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or clinical development methods. If financing is not available on satisfactory terms or at all, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

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

Licenses

We currently maintain an exclusive license agreement with MD Anderson (the “License Agreement”). We intend to use our relationship with MD Anderson to develop drug compounds covered by such License Agreement through Phase IIa clinical trials, the point at which we will have demonstrated proof-of-concept of the efficacy and safety for our product candidates in cancer patients.  At such time, we may seek a development and marketing partner in the pharmaceutical or biotechnology industry.  In certain cases, we may choose to complete development and market the products ourselves. Our basic guide to a decision of whether or not to obtain a license for a potential drug candidate is as follows:

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

License Agreements

We are currently maintaining the License Agreement with MD Anderson. The License Agreement relates to the delivery technology platform for antisense nucleic acids including two single nucleic acid (antisense) drug products. The License Agreement requires, among other things, that we reimburse MD Anderson for ongoing patent expense. Accrued license payments totaling $50,000 for accrued past patent expenses and the license annual maintenance fee are included in Current Liabilities as of March 31, 2013.  Past patent expenses represent patent expenses incurred by MD Anderson prior to executing the License Agreement with Bio-Path that is being amortized in quarterly payments. As of March 31, 2013, the Company estimates remaining reimbursable past patent expenses total approximately $75,000 for the antisense license.  The Company will be required to pay when invoiced these patent expenses at the rate of $25,000 per quarter when invoiced by MD Anderson. In addition, accrued expense-related party of $15,000 was included in current liabilities as of March 31, 2013 representing accrued hospital expense for MD Anderson services treating patients in Bio-Path’s clinical trial of BP-100-1.01. This expense is unrelated to the License Agreement.

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

Business Strategy

Previously, we developed a business plan with milestones that we currently anticipate will require us to raise approximately $7,000,000 to completely implement such business plan. The milestones include completion of the Phase I clinical trial of L-Grb-2, a Phase I clinical trial in an additional liposomal antisense drug product in addition to the drug product L-Grb-2 currently in a Phase I clinical trial and a multi-site Phase II clinical trial of L-Grb-2. In addition, our previous plan of operation included funds to in-license up to four new protein targets for development as liposomal antisense drug product candidates to add to our product pipeline for development. However, the results seen to date in the Phase I clinical trial of Liposomal Grb-2 have created the opportunity to conduct multi-site Phase II clinical trials of Liposomal Grb-2 in three separate blood cancers (specifically, AML, MDS and CML), a significant opportunity for the Company. We also believe that the opportunity to develop, in conjunction with MD Anderson, our lead cancer drug Liposomal Grb-2 to treat triple negative breast cancer (TNBC) and inflammatory breast cancer (IBC), two cancers characterized by formation of aggressive tumors and relatively high mortality rates, is promising. As a result of these two developments over the past year, Bio-Path has revised its business plan over the next 30 months to include (i) milestones for the additional two Phase II clinical trials for Liposomal Grb-2 and (ii) development of Liposomal Grb-2 treatments for triple negative and inflammatory breast cancer, including a pre-clinical program and a Phase I clinical trial. The Company believes that the potential to enhance the value of the Company from these two project additions is significant; however, these projects are expected to cause the capital requirements for the Company over the next 30 months to increase to $12,700,000.

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

Bio-Path's business model relies on developing drug product candidates through Phase II and either entering into out-license agreements with pharmaceutical licensee partners who will be responsible for post-Phase II clinical testing and working with the FDA on necessary regulatory submissions resulting in approval of new drug applications for commercialization, or internally developing a drug product candidate through commercialization. For more detailed discussions on the clinical trial processes involvement with the FDA, please refer to Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012.

Results of Operations for the three months ended March 31, 2013 and 2012.

Revenues.  We have no operating revenues since our inception.

Research and Development Expenses. Our research and development expense was $401,099 for the three month period ended March 31, 2013, an increase of $121,486 over the three month period ended March 31, 2012.  The increase in research and development expense for the three months ended March 31, 2013 compared to the comparable period ended March 31, 2012 was primarily due to a $96,110 increase in drug material used in the clinical trial and a $20,842 increase in clinical trial operations expense. Research and development expense-related party was $15,000 for the three month period ended March 31, 2013, an increase of $3,300 compared to the comparable three month period ended March 31, 2012. The increase in research and development expense-related party was due primarily to a marginally higher increase in patient-related hospital costs for the clinical trial.

General and Administrative Expenses. Our general and administrative expenses were $239,811 for the three month period ended March 31, 2013, an increase of $8,497 compared to the three month period ended March 31, 2012. The increase in general and administrative expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due to higher expenses from being a public company, including increased legal expense, offset to some extent by lower healthcare expense.

Net Loss.  Our net loss was $(656,002) for the three month period ended March 31, 2013 compared to a loss of $(522,227) for the three month period ended March 31, 2012.  The increase in the net loss for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due to an increase in research and development expense during the same periods. Net loss per share, both basic and diluted, was $(0.01) per share for the respective three month periods.

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

At March 31, 2013, we had cash of $288,707 compared to $534,046 at December 31, 2012.  The decrease in cash balances during the three month period ended March 31, 2013 results from $551,004 in cash used in operations, offset by $305,665 in net proceeds received from the sale of shares of the Company’s common stock.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the three months ended March 31, 2013 was $551,004 compared to $400,189 for the three months ended March 31, 2012. Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by proceeds from the sale of the shares of the Company’s common stock and other capital raising efforts.

Net cash provided by financing activities in during the three month period ended March 31, 2013 was $305,665 compared to $49,760 for the three month period ended March 31, 2012.  Since inception through March 31, 2013, we have net cash provided from financing activities of $8,765,048. We believe that our available cash and our ongoing capital raising efforts will be sufficient to fund our liquidity and capital expenditure requirements through the third quarter of 2013. In this regard, in April and early May of 2013, we received in excess of $2 million from the closeout of our latest private placement fund raising program (see Item 2 of Part II of this quarterly report). We believe that we will need to raise approximately $12,700,000 in net proceeds to completely implement our current business plan over the next 30 months.

Contractual Obligations and Commitments

Bio-Path has entered into the License Agreement with MD Anderson. A summary of certain material terms of the License Agreement is detailed in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012.

In the first quarter of 2013, Bio-Path entered into a supply agreement with its drug product manufacturer for the manufacture of the Company’s drug product for delivery in May 2013. The agreement calls for the Company to pay approximately $150,000 in various stages until the final drug product is manufactured, successfully tested and delivered to the Company.

In April 2009, we entered into an agreement with ACORN CRO, a full service, oncology focused clinical research organization, to provide Bio-Path with a contract medical advisor and potentially other clinical trial support services. Concurrent with signing the agreement, Bradley G. Somer, M.D., served as Bio-Path’s Medical Officer and medical liaison for the conduct of the Company’s Phase I clinical study of liposomal BP-100-1.01 in refractory or relapsed Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Acute Lymphoblastic Leukemia (ALL) and Myelodysplastic Syndrome (MDS).

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements.  Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2013, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2013, the Company completed its private offering of up to $4 million of the Company’s common stock (the “Prior Offering”). From January 1, 2013 through March 31, 2013, the Company agreed to issue and sell, at a price of $0.30 per share, an aggregate of 6,667,327 shares (the “Prior Offering Shares”) of the Company’s common stock to certain “accredited investors” (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”)). The Company agreed to pay cash commissions to its placement agent equal to ten percent of the aggregate purchase price of the Prior Offering Shares. In addition, the Company agreed to issue to its placement agent one share of the Company’s common stock for every ten Prior Offering Shares sold as additional compensation.

Certain accredited investors contemplated participating in the Prior Offering; however, such accredited investors were unable to participate due to certain technical issues. In an effort to permit such accredited investors the opportunity to complete their investment, on April 19, 2013, the Company, agreed to issue and sell, at a price of $0.30 per share, an aggregate of 1,850,000 shares (the “Direct Shares”) of the Company’s common stock to such accredited investors, pursuant to the terms and conditions of a securities purchase agreement with each such accredited investor (the “Purchase Agreements”). The Company has closed the sale of 1,510,000 Direct Shares and the Company anticipates closing the sale of the remaining 340,000 Direct Shares by May 31, 2013. The Company agreed to pay cash commissions to its commission agent equal to ten percent of the aggregate purchase price of the Direct Shares. In addition, the Company agreed to issue to its commission agent one share of the Company’s common stock for every ten Direct Shares sold as additional compensation. The foregoing description of the Purchase Agreements does not purport to be complete and is qualified in its entirety by reference to the complete text of the form of Purchase Agreement, a copy of which is attached hereto as Exhibit 10.3 and incorporated herein by reference.

The securities described above in this Item 2 will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Such securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

See Item 2 of Part II of this quarterly report.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among Ogden Golf Co. Corporation, a Utah corporation (the registrant), Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 27, 2007).
3.1	Restated Articles of Incorporation (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
3.2	Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).

3.4	Amendment No. 1 to Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on June 21, 2010).
4.1	Specimen Stock certificate (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
10.1*	Patent and Technology License Agreement, dated as of November 2, 2007, by and between the Company and the Board of Regents of The University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center.
10.2*	Amendment No. 1 to the Patent and Technology Agreement, dated as of May 11, 2009, by and between the Company and the Board of Regents of the University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center.
10.3*	Form of Purchase Agreement by and between the Company and certain investors party thereto.
31*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2013	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Chief Executive Officer, President/Principal Executive
Officer, Chief Financial Officer, Principal Financial Officer

