Form 10-Q
period 2013-06-30
BIO-PATH HOLDINGS INC
filed 2013-08-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August 5, 2013, the Company had 75,380,214 outstanding shares of common stock, no par value.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2013	2012

ASSETS

Current assets
Cash	$1,927,226	$534,046
Prepaid drug product for testing	279,180	195,000
Other current assets	46,411	42,575

Total current assets	2,252,817	771,621

Other assets
Technology licenses - related party	2,500,374	2,500,374
Less Accumulated Amortization	(1,008,544)	(928,231)
	1,491,830	1,572,143

TOTAL ASSETS	$3,744,647	$2,343,764

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	165,897	57,000
Accounts payable - related party	10,017	8,582
Accrued expense	4,892	137,662
Accrued expense - related party	37,050	26,000
Accrued license payments - related party	50,000	100,000

Total current liabilities	267,856	329,244

Long term debt	-	-

TOTAL LIABILITIES	267,856	329,244

Shareholders' Equity
Preferred Stock, $.001 par value	-	-
10,000,000 shares authorized, no shares issued and outstanding
Common Stock, $.001 par value, 200,000,000 shares authorized	75,380	62,218
75,380,214 and 62,219,050 shares issued and outstanding as of
6/30/13 and 12/31/12, respectively
Additional paid in capital	16,615,942	13,321,075
Additional paid in capital for shares to be issued a/	-	762,510	a/
Accumulated deficit during development stage	(13,214,531)	(12,131,283)

Total shareholders' equity	3,476,791	2,014,520

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,744,647	$2,343,764

a/ Represents 2,541,700 shares of common stock

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Second Quarter		Year to Date		From inception
	April 1 to June 30		January 1 to June 30		05/10/07 to
	2013	2012	2013	2012	6/30/13

Revenue	$-	$-	$-	$-	$-

Operating expense

Research and development a/	156,036	168,026	557,135	447,639	4,882,732
Research and development - related party b/	32,067	367,588	47,067	379,288	1,110,687
General & administrative c/	240,543	252,168	480,354	483,482	7,539,817

Total operating expense	428,646	787,782	1,084,556	1,310,409	13,533,236

Net operating loss	$(428,646)	$(787,782)	$(1,084,556)	$(1,310,409)	$(13,533,236)

Other income (expense)
Interest income	1,531	213	1,655	742	78,744
Other income	-	-	-	-	244,479
Other expense	(129)	(269)	(345)	(398)	(4,518)
Total Other Income (Expense)	1,402	(56)	1,310	344	318,705

Net Loss	$(427,244)	$(787,838)	$(1,083,246)	$(1,310,065)	$(13,214,531)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.28)

Basic and diluted weighted average number of common shares outstanding	66,606,105	58,868,713	64,412,577	58,625,066	47,534,377

a/	Research and development expense includes stock option expenses of $8,220 and $13,411 for the quarters ending 6/30/2013 and 6/30/2012, respectively; $19,633 and $30,817 for the six month periods ending 6/30/2013 and 6/30/2012, respectively; and $442,632 for the period from inception through 6/30/2013

b/	Includes $345,000 technology impairment charge for the quarter and six month periods ending 6/30/12; and $690,000 for the period from inception through 6/30/2013

c/	General & administrative expense includes stock for services, stock option and warrant expenses of $5,318 and $1,300 for the quarters ending 6/30/2013 and 6/30/2012, respectively; $9,923 and $3,250 for the six month periods ending 6/30/2013 and 6/30/2012, respectively; and $2,600,679 for the period from inception through 6/30/2013 for stock options and warrants and $318,500 in stock for services.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

			From inception
	January 1, to June 30		05/10/2007 to
	2013	2012	6/30/2013

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(1,083,246)	$(1,310,065)	$(13,214,531)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	80,312	96,612	1,057,047
Technology impairment	-	345,000	690,000
Common stock issued for services	-	18,500	318,500
Stock options and warrants	29,557	34,067	3,043,311
(Increase) decrease in assets
Prepaid drug product for testing	(84,180)	(142,477)	(279,180)
Other current assets	(3,836)	1,950	(46,411)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(61,388)	(73,108)	267,856

Net cash used in operating activities	(1,122,781)	(1,029,521)	(8,163,408)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license - related party	-	(25,000)	(884,710)

Net cash used in investing activities	-	(25,000)	(884,710)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	2,515,961	264,709	10,555,344

Net cash from financing activities	2,515,961	264,709	10,975,344

NET INCREASE (DECREASE) IN CASH	1,393,180	(789,812)	1,927,226

Cash, beginning of period	534,046	952,252	-

Cash, end of period	$1,927,226	$162,440	$1,927,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-	$445
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes	$-	$-	$420,000
Common stock issued to Placement Agent	$448,950	$-	$1,040,516
Common stock issued to M.D. Anderson for technology license	$-	$-	$2,354,167
Due diligence and commitment shares issued to Lincoln	$-	$1,750	$210,755

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements Ending June 30, 2013

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company”) as of and for the fiscal year ended December 31, 2012. The results of operations for the period ended June 30, 2013, are not necessarily indicative of the results for a full-year period.

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

Bio-Path believes that its core technology, if successful, will enable it to be at the center of emerging genetic and molecular target-based therapeutics that require systemic delivery of DNA and RNA-like material. The Company’s two lead liposomal antisense drug candidates are targeted to treat acute myeloid leukemia, myelodysplastic syndrome, chronic myelogenous leukemia, acute lymphoblastic leukemia and follicular lymphoma, and if successful, could potentially be used in treating many other indications of cancer. For example, recently in July of 2013 Bio-Path announced that it was initiating development of its lead cancer drug Liposomal Grb-2 to treat triple negative breast cancer (TNBC) and inflammatory breast cancer (IBC), two cancers characterized by formation of aggressive tumors and relatively high mortality rates.

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

The original IND granted by the FDA in March of 2010 allowed the Company to proceed with a Phase I clinical trial having five (5) cohorts culminating in a maximum dose of 50 mg/m2. However, in November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company was proceeding with requesting the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with Bio-Path’s Board of Directors, advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of Liposomal Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company announced in June of 2013 that it completed Cohort 5, successfully treating three patients at a dose 60 mg/m2, which had been increased from 50 mg/m2in the revised protocol. The Company has enrolled three patients in Cohort 6 for treatment at a dose of 90 mg/m2.

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

The Principal Investigator for the Phase I clinical trial, Jorge Cortes, M.D., is a leading expert in the treatment of CML, AML, MDS and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the American Society of Hematology annual meeting in December of 2011. Results that demonstrated potential anti-leukemia benefits in treated patients were included in the presentation. The Principal Investigator is currently preparing an abstract of updated information for presentation at the American Society of Hematology annual meeting in December of 2013.

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

In this regard, in August of 2013 Bio-Path made a major announcement that its liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with its drug candidate BP-100-1.01 inhibits the Grb-2 disease-causing target protein in patients with blood cancers. Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for Liposomal Grb-2 to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease, which has a disease causing protein, as a chronic disorder. This accomplishment is potentially a significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and get the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principal for our delivery technology may lead to licensing and business development opportunities, furthering our business model.

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

The Phase I clinical trial is typically ended when a maximum tolerated dose (MTD) is encountered. However, due to the lack of toxicity of the drug to date, it is not expected that a MTD will be encountered. As a result, the optimal biological dose will be determined and this dose will be used in the following Phase II clinical trial. The Company plans to evaluate patients at the close of Cohort 6 to evaluate whether the Phase I clinical trial should be ended at that time. It is expected that the down regulation assay will be a factor in the evaluation of whether we have reached optimal inhibition. It is noted, however, that the lack of toxicity is a major advantage for the drug candidate BP-100-1.01 since it allows higher levels of drug to be administered to the patient, increasing the potential therapeutic benefit.

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

As of June 30, 2013, Bio-Path had $1,927,226 in cash on hand. During the second quarter of 2013, the Company received approximately $2.5 million in cash from the sale of shares of common stock in a private placement and direct offering that have both been closed. The Company has since opened a new private placement in the second quarter of 2013 with the goal of raising up to $4 million from the sales of shares of its common stock. Bio-Path plans to begin raising significant amounts of additional development capital at anticipated higher share prices once there is demonstration of proof-of-concept of Bio-Path’s technology in human patients.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.	Related Party

Based on its stock ownership in the Company, MD Anderson Cancer Center meets the criteria to be deemed a related party of Bio-Path Holdings. For the quarters ending June 30, 2013 and 2012, MD Anderson related party research and development expense was $32,067 and $367,588, respectively. MD Anderson related party research and development expense for the quarter ending June 30, 2013 was comprised of MD Anderson clinical trial hospital expense of $22,050 and $10,017 in technology license patent maintenance fees. As of June 30, 2013 accounts payable related party was $10,017 for patent maintenance fees, accrued expense related party was $37,050 for MD Anderson clinical trial hospital expense (See Notes 4., 5. and 6.), and accrued license payments related party of $50,000 for past patent expenses. As of June 30, 2012, the Company had $367,588 in research and development expense related party expense comprised of $345,000 for technology license impairment expense (See Note 1.) and $22,588 for siRNA patent expense.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $195,000 during 2012 pursuant to a Drug Supply Contract (See Note 10.) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2012 at cost as Prepaid Drug Product for Testing. This product was delivered to the Company in the first quarter of 2013 and costs associated with this drug batch were expensed. Another drug batch was produced in the second quarter of 2013 and installment costs totaling $279,180 are carried on the Balance Sheet as of June 30, 2013 as Prepaid Drug Product for Testing (See Note 10.).

4.	Accounts Payable

As of June 30, 2013, Current Liabilities included accounts payable of $165,897 comprised primarily of approximate amounts owed to the Company’s drug contract manufacturers totaling $114,200, $13,900 to several companies involved in research and development testing, $6,800 in fees for an industry conference at which the Company will be making a corporate presentation, $6,000 to outside consultants and $15,900 to the Company’s attorneys and auditors. As of June 30, 2013 Current Liabilities included accounts payable related party totaling $10,017 comprised of Technology License patent maintenance fees. (See Note 2.). As of December 31, 2012, Current Liabilities included accounts payable $57,000 and accounts payable related party of $8,582, which amounts were subsequently paid in 2013.

5.	Accrued Expense

As of June 30, 2013, Current Liabilities included accrued expense of $4,892 for clinical trial operations management. Current Liabilities as of June 30, 2013 also included accrued expense related party of $37,050 for MD Anderson clinical trial hospital expense. (See Note 2.). As of December 31, 2012, Current Liabilities included accrued expense of $137,662 and accrued expense related party of $26,000.

6.	Accrued License Payments – Related Party

Accrued license payments related party totaling $50,000 and $100,000 were included in Current Liabilities as of June 30, 2013 and December 31, 2012, respectively. The amount included for June 30, 2013 represents reimbursement of past patent expenses incurred by MD Anderson prior to the Bio-Path license.

7.	Additional Paid In Capital For Shares To Be Issued

During 2012 the Company sold shares of common stock for cash to investors in a private placement. As of December 31, 2012, there were 2,541,700 shares of common stock remaining to be issued, representing $762,510 in sales to accredited investors. The Company has closed this offering at the end of the first quarter 2013 and subsequently issued the shares of common stock to these investors in the second quarter of 2013.

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

In April and May of 2013, the Company sold $2,000,198 in shares of its common stock pursuant to a private placement, with shares to be issued, and $489,501 in shares of its common stock pursuant in a direct offering, with shares to be issued.

In June of 2013, the Company issued 11,664,665 shares of common stock to investors in connection with the private placement and direct offering. In June of 2013 the Company issued 1,496,499 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors. No warrants to purchase additional shares of common stock of the Company were issued to these investors or to the Placement Agent in connection with the sale of the common stock.

As of June 30, 2013, there were 75,380,214 shares of common stock issued and outstanding. There are no preferred shares outstanding as of June 30, 2013.

9.	Stock Options and Warrants

Stock Option - In April of 2013, the Company made a stock option grant to purchase 25,000 shares of the Company’s common stock for service as a director of the Company. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is one year from the date of grant for the director service stock option. The exercise price of the option is $0.54 a share, which was the closing price of the common stock at the date of grant being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred seventy five percent (175%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the effective term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total fair value of the stock option granted was determined using this methodology to be $12,975, which is being expensed following the date of grant based on the stock option vesting schedule.

The stock option grant in April of 2013 was not for current management of the Company and there were no other stock option awards during the quarter ending June 30, 2013. Total stock option expense for the quarter ending June 30, 2013 was $13,538.

Warrant - There were no warrants for services granted during the quarter ending June 30, 2013.

10.	Commitments and Contingencies

Technology License – Related Party - The Company has negotiated exclusive licenses from the MD Anderson Cancer Center to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Related party accounts payable of $10,017 for patent expenses for the Technology License, and accrued license payments attributable to the Technology License totaling $50,000 are included in Current Liabilities as of June 30, 2013. Related party accrued expense totaling $37,050 as of June 30, 2013 represents hospital costs for the clinical trial and are not related to the Technology License. As of June 30, 2013, the Company estimates reimbursable past patent expenses will total approximately $75,000 for the Technology License. The Company will be required to pay when invoiced the past patent expenses at the rate of $25,000 per quarter. In addition, the Company decided to discontinue development of its siRNA technology and subsequently canceled its siRNA license in June of 2012 (See Note 1).

Drug Supplier Project Plan - In August of 2012, Bio-Path entered into two project plan agreements with the Company’s drug substance manufacturer and its final drug product manufacturer for the manufacture and delivery of final drug product incorporating the drug substance for expected delivery in the fourth quarter of 2012, with delivery subsequently revised to the first quarter of 2013. The project plans required the Company to pay approximately $340,000 in various stages as the drug substance and product are manufactured and delivered to the Company. Of this amount, $195,000 was paid for or owed by the Company and was carried on the Balance Sheet as of December 31, 2012 as Prepaid Drug Product for Testing. The drug product was delivered to the Company in the first quarter of 2013 and the Balance Sheet item Prepaid Drug Product for Testing totaling $195,000 was expensed in the first quarter 2013. Amounts owed to the Company’s manufacturers for this drug batch have been paid subsequent to year end. In addition, the Company signed another supply agreement in the first quarter of 2013 for a subsequent batch of drug product and a supply agreement with the drug substance supplier in the second quarter of 2013. Installment payments paid or in accounts payable to the Company’s drug manufacturers totaling $279,180 are being carried at cost on the Balance Sheet as of June 30, 2013 as Prepaid Drug Product for testing. A new supply agreement was signed for drug product for delivery in the fourth quarter of 2013, which is estimated to cost $165,000.

11.	Subsequent Events

In the third quarter of 2013, the Company received a shipment of drug product and the related costs will be expensed in the quarter. Costs associated with this drug batch have been substantially paid.

In July of 2012 the Company entered into a Placement Agent Agreement for the sale of up to $4 million in shares of the Company’s common stock to accredited investors through a private placement.

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

BP-100-1.01

Indications for Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Myelodysplastic Syndrome (MDS) and Acute Lymphoblastic Leukemia (ALL)

BP-100-1.01 is our lead lipid delivery antisense drug candidate, which is being clinically tested in patients having Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Myelodysplastic Syndrome (MDS) and Acute Lymphoblastic Leukemia (ALL).  If the results of the clinical tests are favorable, we expect there will be opportunities to negotiate non-exclusive license applications involving upfront cash payments with pharmaceutical companies developing antisense drugs that need systemic delivery technology.

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

The original IND granted by the FDA in March of 2010 allowed the Company to proceed with a Phase I clinical trial having five (5) cohorts culminating in a maximum dose of 50 mg/m2. However, in November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company was proceeding with requesting the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with Bio-Path’s Board of Directors, advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of Liposomal Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company announced in June of 2013 that it completed Cohort 5, successfully treating three patients at a dose 60 mg/m2, which had been increased from 50 mg/m2in the revised protocol. The Company has enrolled three patients in Cohort 6 for treatment at a dose of 90 mg/m2.

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

The Principal Investigator for the Phase I clinical trial, Dr. Jorge Cortes (the “Principal Investigator”), is a leading expert in the treatment of CML, AML, MDS and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort and he presented such results at the annual meeting of the American Society of Hematology in December of 2011. Results from the second cohort also demonstrated potential anti-leukemia benefits in treated patients and such results were included in the presentation to the American Society of Hematology. The Principal Investigator is currently preparing an abstract of updated information for presentation at the American Society of Hematology annual meeting in December of 2013.

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

In this regard, in August of 2013 Bio-Path made a major announcement that its liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with its drug candidate BP-100-1.01 inhibits the Grb-2 disease-causing target protein in patients with blood cancers. Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for Liposomal Grb-2 to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease, which has a disease causing protein, as a chronic disorder. This accomplishment is potentially a significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and get the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principal for our delivery technology may lead to licensing and business development opportunities, furthering our business model.

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

The Phase I clinical trial is typically ended when a maximum tolerated dose (MTD) is encountered. However, due to the lack of toxicity of the drug to date, it is not expected that a MTD will be encountered. As a result, the optimal biological dose will be determined and this dose will be used in the following Phase II clinical trial. The Company plans to evaluate patients at the close of Cohort 6 to evaluate whether the Phase I clinical trial should be ended at that time. It is expected that the down regulation assay will be a factor in the evaluation of whether we have reached optimal inhibition. It is noted, however, that the lack of toxicity is a major advantage for the drug candidate BP-100-1.01 since it allows higher levels of drug to be administered to the patient, increasing the potential therapeutic benefit.

Bio-Path has also been working with the Principal Investigator to finalize plans for Phase II clinical trials in Liposomal Grb-2. Significantly, these plans include three Phase II trials, one each for CML, AML and MDS, of the drug candidate Liposomal Grb-2 in salvage therapy for very advanced patients.

Indications for Triple Negative Breast Cancer (TNBC) and Inflammatory Breast Cancer (IBC)

On July 22, 2013, we announced that we were initiating preclinical testing of BP-100-1.01 into two additional indications: Triple Negative Breast Cancer (“TNBC”) and Inflammatory Breast Cancer (“IBC”). TNBC tumors do not express estrogen receptors, progesterone receptors, and low Human Epidermal growth factor Receptor 2 (“HER2”). These negative results mean that the growth of the cancer is not supported by the hormones estrogen and progesterone, or by the presence of too many HER2 receptors. Therefore, TNBC does not respond to hormonal therapy or therapies that target HER2 receptors. In addition, TNBC tumors are very aggressive. Approximately 15 to 20 percent of breast cancers are triple-negative. IBC is a rare and very aggressive disease in which cancer cells block lymph vessels in the skin of the breast. This type of breast cancer is called “inflammatory” because the breast often looks swollen and red, or “inflamed.” IBC accounts for two to five percent of all breast cancers. IBC tumors are very aggressive and are frequently hormone receptor negative, which means hormone therapies may not be effective. Five year survival rate for IBC is approximately 40% versus approximately 87% for all breast cancers combined, making IBC a priority area for development of new treatments.

Our plan is to develop BP-100-1.01 as a targeted therapy against TNBC and IBC. Treatment goals are two-pronged: the first being to develop BP-100-1.01 as a tumor reduction agent in combination with other approved drugs in pre-operative settings, and the second is to develop BP-100-1.01 as a drug to treat and control or eliminate cancer metastasis in TNBC and IBC patients. Both of these treatment goals address high need situations for patients. Following successful completion of the preclinical studies, we expect to start a Phase I clinical trial in TNBC and IBC in 2014. We believe that the observations that we learn from the on-going Phase I trial will allow us to progress relatively quickly in such Phase I trial in TNBC and IBC, as the toxicity profile of BP-100-1.01 is currently being established.

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

Projected Financing Needs

As of June 30, 2013, we anticipate that we need to raise approximately an additional $6,950,000 to complete our core clinical trials for our product candidates. This includes funds to complete the Phase I clinical trial for BP-100-1.01, one Phase II trial in BP-100-1.01, a Phase I clinical trial for BP-100-1.02, license and patent maintenance costs and general and administrative expense. However, including opportunities for two additional Phase II clinical trials for BP-100-1.01 and a Phase I clinical trial for breast cancer would add the requirement to raise an additional $5,500,000. Consequently, funding all of our opportunities for clinical trials would require us to raise as much as $12,450,000.

The remaining cost of the Phase I clinical trial of BP-100-1.01 is expected to be approximately $300,000, provided that the trial is completed after the next dose level.   If the Phase I clinical trial in BP-100-1.01 is successful, we expect to follow with multi-site Phase II trials in BP-100-1.01.  Successful Phase I and II trials of BP-100-1.01 are expected to provide clinical evidence to support BP-100-1.01 as a potential therapeutic drug product for treatment of AML, MDS and CML.  The Phase II clinical trials in BP-100-1.01 are expected to cost approximately $2,000,000 each, or approximately $6,000,000 for all three.

Development of BP-100-1.01 to treat TNBC and IBC over the 30 month plan horizon is expected to require approximately $1,500,000. This amount is expected to fund the preclinical program and the Phase I clinical trial. It is anticipated that the Phase I clinical trial will cost less than a typical Phase I trial because the safety profile will have already been established upon conclusion of BP-100-1.01’s current clinical trial. This is expected to result in fewer patients being tested and a more efficient progression to an optimal biological dose.

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

Approximately $300,000 has been allocated to identifying other protein targets for development into liposomal antisense drug candidates. The balance of the $12,450,000 in funding needs from our revised plan over 30 months is approximately $2,350,000, which is planned to fund patent expenses, licensing fees, pre-clinical costs, consulting fees and management and administration. Of the projected total of $12,450,000 in funding needs, approximately $10,000,000 in project costs is projected to be spent on clinical trials of our drug candidates and developing new drug candidates, and the balance is projected to be spent on period costs for professionals, management and license costs.

The scientific evidence that our liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with its drug candidate BP-100-1.01 inhibits the Grb-2 disease-causing target protein in patients with blood cancers could potentially be very significant in helping to meet future funding needs. The Company envisions that it might be able to enter into licensing/development agreements with potential pharmaceutical company partners seeking systemic antisense drug treatments, which could potentially provide funding from the partner to Bio-Path to develop their liposomal antisense drug candidate, with residual milestone payments and potential back-end royalty payments if the drug candidate became an FDA approved drug. There are many potential licensing/development structures, which would vary in terms of favorability to the Company.

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

License Agreement

We are currently maintaining the License Agreement with MD Anderson. The License Agreement relates to the delivery technology platform for antisense nucleic acids including two single nucleic acid (antisense) drug products. The License Agreement requires, among other things, that we reimburse MD Anderson for ongoing patent expense. Accounts payable – related party totaling $10,017 for current patent expenses are included in Current Liabilities as of June 30, 2013. Accrued license payments totaling $50,000 for accrued past patent expenses are included in Current Liabilities as of June 30, 2013.  Past patent expenses represent patent expenses incurred by MD Anderson prior to executing the License Agreement with Bio-Path that are being amortized in quarterly payments. As of June 30, 2013, the Company estimates remaining reimbursable past patent expenses total approximately $75,000 for the antisense license.  The Company will be required to pay these patent expenses at the rate of $25,000 per quarter when invoiced by MD Anderson. In addition, accrued expense-related party of $37,050 was included in current liabilities as of June 30, 2013 representing accrued hospital expense for MD Anderson services treating patients in Bio-Path’s clinical trial of BP-100-1.01. This expense is unrelated to the License Agreement.

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

Business Strategy

Previously, we developed a business plan with milestones that we currently anticipate will require us to raise approximately $7,000,000 to completely implement such business plan. The milestones include completion of the Phase I clinical trial of L-Grb-2, a Phase I clinical trial in an additional liposomal antisense drug product in addition to the drug product L-Grb-2 currently in a Phase I clinical trial and a multi-site Phase II clinical trial of L-Grb-2. In addition, our previous plan of operation included funds to in-license up to four new protein targets for development as liposomal antisense drug product candidates to add to our product pipeline for development. However, the results seen to date in the Phase I clinical trial of Liposomal Grb-2 have created the opportunity to conduct multi-site Phase II clinical trials of Liposomal Grb-2 in three separate blood cancers (specifically, AML, MDS and CML), a significant opportunity for the Company. We also believe that the opportunity to develop, in conjunction with MD Anderson, our lead cancer drug Liposomal Grb-2 to treat TNBC and IBC, two cancers characterized by formation of aggressive tumors and relatively high mortality rates, is promising. As a result of these two developments over the past year, Bio-Path has revised its business plan over the next 30 months to include (i) milestones for the additional two Phase II clinical trials for Liposomal Grb-2 and (ii) development of Liposomal Grb-2 treatments for TNBC and IBC, including a pre-clinical program and a Phase I clinical trial. The Company believes that the potential to enhance the value of the Company from these two project additions is significant; however, these projects are expected to cause the capital requirements for the Company over the next 30 months to increase to $12,450,000.

In order to capitalize on the growing need for new drug candidates by the pharmaceutical industry, and recognizing the value of clinical data, we have developed our commercialization strategy based on the following concepts:

☐	Develop in-licensed compounds to proof-of-concept in patients through Phase II.

☐	Manage trials as if they were being done by Big Pharma: seamless transition; quality systems; documentation; and disciplined program management recognized by Big Pharma diligence teams; trials conducted, monitored and data collected consistent with applicable FDA regulations to maximize Bio-Path’s credibility and value to minimize time to gain registration by partner.

☐	Leverage outside testing firms for pre-clinical capabilities and MD Anderson for clinical development capabilities. Outside testing firms perform pre-clinical studies as well as clinical pharmacokinetics and pharmacodynamics while MD Anderson’s world-renowned clinics will be used for clinical trials, particularly for early clinical trials. This should allow us to develop our drug candidates with experienced professional staff at a reduced cost compared to using external contract research organizations to run clinical trials. This should also allow us to operate in an essentially virtual fashion, thereby avoiding the expense of setting up and operating laboratory facilities, and without losing control over timing, quality or IP contamination.

☐	Use our Medical Advisory Board and the Board to supplement our Management Team to critically monitor existing programs and evaluate new technologies and/or compounds discovered or developed at MD Anderson, or elsewhere, for in-licensing.

☐	Hire a small team of employees or consultants: business development, regulatory management, and project management.

☐	Outsource manufacturing and regulatory capabilities. Bio-Path will not need to invest its resources in building functions where it does not add substantial value or differentiation. Instead, it will leverage an executive team with expertise in the selection and management of high quality contract manufacturing and regulatory firms. Future manufacturing capabilities may be developed at a later date as a means to control the technology and ensure adequate supplies of our future internally developed drug products and for out-licensed drug products.

Manufacturing

We have no manufacturing capabilities and intend to outsource the manufacturing function in the near future.  The most likely outcome of the out-license of a Bio-Path drug to a pharmaceutical partner will be that the pharmaceutical partner will be responsible for manufacturing drug product requirements.  However, in the event Bio-Path is required to supply a drug product to a distributor or pharmaceutical partner for commercial sale, Bio-Path will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. There are a limited number of manufacturers that operate under the FDA’s current good manufacturing practices (cGMP) regulations capable of manufacturing our future products. As noted previously, future manufacturing capabilities may be developed at a later date as a means to control the technology and ensure adequate supplies of our future internally developed drug products and for out-licensed drug products.

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

Results of Operations for the three and six months ended June 30, 2013 and 2012.

Revenues.  We have no operating revenues since our inception.

Research and Development Expenses. Our research and development expense was $156,036 for the three month period ended June 30, 2013, a decrease of $11,990 from the three month period ended June 30, 2012.  The decrease in research and development expense for the three months ended June 30, 2013 compared to the comparable period ended June 30, 2012 was primarily due to a $8,347 decrease in amortization expense and a decrease of $5,191 in stock option expense for personnel involved in research and development activities. Research and development expense-related party was $32,067 for the three month period ended June 30, 2013, a decrease of $335,521 compared to the comparable three month period ended June 30, 2012. The decrease in research and development expense-related party was due primarily to technology impairment expense that was recognized in the three month period ended June 30, 2012.

Our research and development expense was $557,135 for the six months ended June 30, 2013, an increase of $109,496 from the six months ended June 30, 2012.  This increase was primarily the result of a drug batch that was received and expensed in the six month period ended June 30, 2013. Research and development expense - related party was $47,067 for the six months ended June 30, 2013, a decrease of $332,221 from the six months ended June 30, 2012. This decrease was a result of technology impairment expense that was recognized in the six month period ended June 30, 2012.

General and Administrative Expenses. Our general and administrative expenses were $240,543 for the three month period ended June 30, 2013, a decrease of $11,625 compared to the three month period ended June 30, 2012. The decrease in general and administrative expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was due to stock for services expense in the quarter ended June 30, 2012 that did not occur in the quarter ended June 30, 2013.

Our general and administrative expenses were $480,354 for the six month period ended June 30, 2013, a decrease of $3,128 from the six months ended June 30, 2012. The decrease in general and administrative expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due to stock for services expense in the six months ended June 30, 2012 that did not occur in the six month period ended June 30, 2013.

Net Loss.  Our net loss was $ (427,244) for the three month period ended June 30, 2013 compared to a loss of $ (787,838) for the three month period ended June 30, 2012.  The decrease in the net loss for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was due to research and development expense related party being higher in the quarter ended June 30, 2012 due to a $345,000 write-down to the carrying value of a certain technology license which resulted from the Company’s decision to abandon development of siRNA technology. Net loss per share, both basic and diluted, was $ (0.01) per share for the respective three month periods.

Our net loss was $ (1,083,246) for the six months ended June 30, 2013, compared to a loss of $ (1,310,065) for the six months ended June 30, 2012.  Net loss per share, both basic and diluted, was $ (0.02) and $ (0.02) for the respective periods.  The primary reason for the decrease in net loss for the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012 was research and development expense related party being higher in the six months ended June 30, 2012 due to a $345,000 write-down to the carrying value of a certain technology license which resulted from the Company’s decision to abandon development of siRNA technology.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private placements and direct private sales of our capital stock.  We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, public or private equity offerings and debt financings. Additionally, we will be seeking collaborations and license arrangements for our three product candidates.  We may seek to access the public or private equity markets whenever conditions are favorable.

At June 30, 2013, we had cash of $1,927,226 compared to $534,046 at June 30, 2012.  The increase in cash balances during the six month period ended June 30, 2013 results from $(1,122,781) in cash used in operations, offset by $2,515,961 in net proceeds received from the sale of shares of the Company’s common stock.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the six months ended June 30, 2013 was $(1,122,781) compared to $(1,029,521) for the six months ended June 30, 2012. Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by proceeds from the sale of the shares of the Company’s common stock and other capital raising efforts.

Net cash provided by financing activities during the six month period ended June 30, 2013 was $2,515,961 compared to $264,709 for the six month period ended June 30, 2012.  Since inception through June 30, 2013, we have net cash provided from financing activities of $10,975,344. We believe that our available cash and our ongoing capital raising efforts will be sufficient to fund our liquidity and capital expenditure requirements through the fourth quarter of 2013. We believe that we will need to raise approximately $12,450,000 in net proceeds to completely implement our current business plan over the next 30 months.

Contractual Obligations and Commitments

Bio-Path has entered into the License Agreement with MD Anderson. A summary of certain material terms of the License Agreement is detailed in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012.

In the first quarter of 2013, Bio-Path entered into a supply agreement with its drug product manufacturer for the manufacture of the Company’s drug product for delivery in May 2013. In addition, the Company signed a supply agreement with the drug substance supplier in the second quarter of 2013. Installment payments paid or in accounts payable to the Company’s drug manufacturers totaling $279,180 are being carried at cost on the Balance Sheet as of June 30, 2013 as Prepaid Drug Product for testing. The manufactured drug batch was subsequently completed and delivered to the Company after the end of the second quarter. Amounts owed for this batch have been substantially paid. In addition, a new supply agreement was signed for drug product for delivery in the fourth quarter of 2013, which is estimated to cost $165,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2013, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 1, 2013 through June 30, 2013, the Company issued and sold, at a price of $0.30 per share, an aggregate of 1,631,670 shares (the “Direct Shares”) of the Company’s common stock to certain “accredited investors” (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”)) resulting in gross proceeds from the sale thereof of approximately $490,000. The Company agreed to pay cash commissions to its placement agent equal to ten percent of the aggregate purchase price of the Direct Shares. In addition, the Company agreed to issue to its placement agent one share of the Company’s common stock for every ten Direct Shares sold as additional compensation.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On August 8, 2013, Peter H. Nielsen, our President and Chief Executive Officer, and Douglas P. Morris, our Vice President of Corporate Development, were granted options to purchase 1,500,000 shares and 1,000,000 shares, respectively, of our common stock at an exercise price equal to the closing price per share for our common stock on the OTCQX on the date of such grant. One-half of such options vested immediately and the remaining one-half of such options will vest on an equal monthly basis over the following three years, based on continuing service to the Company.

In connection with such grants to Mr. Nielsen and Mr. Morris, our board of directors approved an amendment to our 2007 stock incentive plan to increase the number of shares in respect of awards granted thereunder to any participant in a calendar year from 500,000 to 1,500,000.  The foregoing description of the amendment to our 2007 stock incentive plan is qualified in its entirety by reference to such amendment, a copy of which is filed as Exhibit 10.1 to this quarterly report and is incorporated by reference herein.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among Ogden Golf Co. Corporation, a Utah corporation (the registrant), Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 27, 2007).
3.1	Restated Articles of Incorporation (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
3.2	Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).
3.4	Amendment No. 1 to Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on June 21, 2010).
4.1	Specimen Stock certificate (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
10.1*	First Amendment to First Amended 2007 Stock Incentive Plan.
31*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2013	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen,
Chief Executive Officer, President/Principal Executive
Officer, Chief Financial Officer, Principal Financial Officer

