Form 10-Q
period 2013-09-30
BIO-PATH HOLDINGS INC
filed 2013-11-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 12, 2013, the Company had 84,237,872 outstanding shares of common stock, no par value.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,		December 31,
	2013		2012
ASSETS

Current assets
Cash	$4,100,841		$534,046
Prepaid drug product for testing	148,301		195,000
Other current assets	49,713		42,575

Total current assets	4,298,855		771,621

Other assets
Technology licenses - related party	2,500,374		2,500,374
Less Accumulated Amortization	(1,048,700)		(928,231)
	1,451,674		1,572,143

TOTAL ASSETS	$5,750,529		$2,343,764

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	43,578		57,000
Accounts payable - related party	-		8,582
Accrued expense	28,125		137,662
Accrued expense - related party	52,050		26,000
Accrued license payments - related party	50,000		100,000

Total current liabilities	173,753		329,244

Long term debt	-		-

TOTAL LIABILITIES	173,753		329,244

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-		-
Common Stock, $.001 par value, 200,000,000 shares authorized 75,380,214 and 62,219,050 shares issued and outstanding as of 9/30/13 and 12/31/12, respectively	75,380		62,218
Additional paid in capital	16,888,167		13,321,075
Additional paid in capital for shares to be issued a/ & b/	3,220,967	a/	762,510	b/
Accumulated deficit during development stage	(14,607,738)		(12,131,283)

Total shareholders' equity	5,576,776		2,014,520

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$5,750,529		$2,343,764

a/ Represents 8,052,416 shares of common stock

b/ Represents 2,541,700 shares of common stock

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Third Quarter		Year to Date		From inception
	July 1 to September 30		January 1 to September 30		05/10/07 to
	2013	2012	2013	2012	9/30/13

Revenue	$-	$-	$-	$-	$-

Operating expense

Research and development a/	568,576	546,821	1,125,711	994,459	5,451,308
Research and development - related party b/	15,000	47,582	62,067	426,870	1,125,687
General & administrative c/	810,152	246,086	1,290,506	729,569	8,349,969

Total operating expense	1,393,728	840,489	2,478,284	2,150,898	14,926,964

Net operating loss	$(1,393,728)	$(840,489)	$(2,478,284)	$(2,150,898)	$(14,926,964)

Other income (expense)
Interest income	837	26	2,492	768	79,581
Other income	-	-	-	-	244,479
Other expense	(316)	(89)	(661)	(487)	(4,834)
Total Other Income (Expense)	521	(63)	1,831	281	319,226

Net Loss	$(1,393,207)	$(840,552)	$(2,476,453)	$(2,150,617)	$(14,607,738)

Loss per share

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)	$(0.30)

Basic and diluted weighted average number of common shares outstanding	75,380,214	58,902,046	68,068,456	58,717,393	48,619,280

a/ Research and development expense includes stock option expenses of $6,623 and $11,414 for the quarters ending 9/30/2013 and 9/30/2012, respectively; $26,256 and $42,231 for the nine month periods ending 9/30/2013 and 9/30/2012, respectively; and $449,255 for the period from inception through 9/30/2013.

Research and development expense also includes amortization expenses of $40,156 and $48,503 for the quarters ending 9/30/2013 and 9/30/2012, respectively; $120,469 and $145,115 for the nine month periods ending 9/30/2013 and 9/30/2012, respectively; and $1,097,203 for the period from inception through 9/30/2013.

b/ Includes $345,000 technology impairment charge for the nine month period ending 9/30/2012; and $690,000 for the period from inception through 9/30/2013

c/ General & administrative expense includes stock for services, stock option and warrant expenses of $599,424 for the quarter ending 9/30/2013; $609,347 and $3,250 for the nine month periods ending 9/30/2013 and 9/30/2012, respectively; and for the period from inception through 9/30/2013 $3,200,103 for stock option and warrant expense and $318,500 in stock for services.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

			From inception
	January 1, to September 30		05/10/2007 to
	2013	2012	9/30/2013
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(2,476,453)	$(2,150,617)	$(14,607,738)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	120,469	145,115	1,097,203
Technology impairment	-	345,000	690,000
Common stock issued for services	-	18,500	318,500
Stock options and warrants	635,603	45,481	3,649,357
(Increase) decrease in assets
Prepaid drug product for testing	46,699	73,500	(148,301)
Other current assets	(7,138)	3,044	(49,713)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(155,491)	(47,559)	173,753

Net cash used in operating activities	(1,836,311)	(1,567,536)	(8,876,939)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license - related party	-	(25,000)	(884,710)

Net cash used in investing activities	-	(25,000)	(884,710)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	5,403,106	973,146	13,442,489

Net cash from financing activities	5,403,106	973,146	13,862,490

NET INCREASE (DECREASE) IN CASH	3,566,795	(619,390)	4,100,841

Cash, beginning of period	534,046	952,252	-

Cash, end of period	$4,100,841	$332,862	$4,100,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-	$445
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes	$-	$-	$420,000
Common stock issued to Placement Agent	$448,950	$-	$1,040,516
Common stock issued to M.D. Anderson for technology license	$-	$-	$2,354,167
Due diligence and commitment shares issued to Lincoln	$-	$-	$210,755
		$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements Ending September 30, 2013

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company”) as of and for the fiscal year ended December 31, 2012. The results of operations for the period ended September 30, 2013, are not necessarily indicative of the results for a full-year period.

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

The original IND granted by the FDA in March of 2010 allowed the Company to proceed with a Phase I clinical trial having five (5) cohorts culminating in a maximum dose of 50 mg/m2. However, in November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company was proceeding with requesting the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with Bio-Path’s Board of Directors, advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of Liposomal Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company announced in June of 2013 that it completed Cohort 5, successfully treating three patients at a dose 60 mg/m2, which had been increased from 50 mg/m2in the revised protocol. The Company has enrolled three patients in Cohort 6 for treatment at a dose of 90 mg/m2 and currently has two evaluable patients. The Company is currently awaiting drug resupply to complete Cohort 6.

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

In this regard, in August of 2013 Bio-Path announced that its liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with its drug candidate BP-100-1.01 inhibits the Grb-2 disease-causing target protein in patients with blood cancers. Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for Liposomal Grb-2 to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease, which has a disease causing protein, as a chronic disorder. This accomplishment is potentially a significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and get the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principal for our delivery technology may lead to licensing and business development opportunities, furthering our business model.

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

The Principal Investigator for the Phase I clinical trial, Dr. Jorge Cortes (the “Principal Investigator”), is a leading expert in the treatment of CML, AML, MDS and ALL. In the continuing effort to keep the leukemia oncology community apprised of the development of Liposomal Grb-2, the Principal Investigator submitted an abstract to the American Society of Hematology (ASH) to be considered for presentation at ASH’s annual meeting in December of 2013. The abstract was accepted and a poster updating the progress in the Phase I clinical trial will be presented at the ASH annual meeting. A major part of the update on the Liposomal Grb-2 Phase I trial will be the inclusion of the results of testing of patient blood samples, which demonstrates significant inhibition of the disease causing protein Grb-2. This is a significant development which suggests the potential of Liposomal Grb-2 to inhibit AML and MDS in patients.

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

As of September 30, 2013, Bio-Path had $4,100,841 in cash on hand. During the third quarter of 2013, the Company received approximately $2.8 million in cash net of placement agent commissions from the sale of shares of common stock in a private placement.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.	Related Party

Based on its stock ownership in the Company, MD Anderson Cancer Center meets the criteria to be deemed a related party of Bio-Path Holdings. For the quarters ending September 30, 2013 and 2012, MD Anderson related party research and development expense was $15,000 and $47,582, respectively. MD Anderson related party research and development expense for the quarter ending September 30, 2013 was comprised of MD Anderson clinical trial hospital expense of $15,000. As of September 30, 2013 accrued expense related party was $52,050 for MD Anderson clinical trial hospital expense and accrued license payments related party of $50,000 for past patent expenses (See Notes 4., 5. and 6.). For the quarter ending September 30, 2012 related party research and development expense consisted of $39,000 for expenses for treating patients in the Company’s clinical trial and $8,582 for patent expenses. As of September 30, 2012, the Company had accrued expense of $39,000 for clinical trial expense for the related party, $8,582 in related party accounts payable and $50,000 in accrued license payments payable due to the related party for past patent expenses for the Company’s Technology License. See Notes 5 and 6.

3. Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $195,000 during 2012 pursuant to a Drug Supply Contract (See Note 10.) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2012 at cost as Prepaid Drug Product for Testing. This product was delivered to the Company in the first quarter of 2013 and costs associated with this drug batch were expensed. Another drug batch was in the process of starting to be produced in the third quarter of 2013 and installment costs totaling $148,301 are carried on the Balance Sheet as of September 30, 2013 as Prepaid Drug Product for Testing (See Note 10.).

4. Accounts Payable

As of September 30, 2013, Current Liabilities included accounts payable of $43,578 comprised primarily of approximate amounts owed to the Company’s drug substance manufacturer totaling $9,900, $8,100 for consultants and advisors to the Company, $6,900 in services as the Company commenced development of a data management system for clinical trial patient data, $9,300 for legal fees and $9,400 for communications, miscellaneous drug development and clinical trial expense. As of December 31, 2012, Current Liabilities included accounts payable $57,000 and accounts payable related party of $8,582, which amounts were subsequently paid in 2013.

5. Accrued Expense

As of September 30, 2013, Current Liabilities included accrued expense of $28,125 for clinical trial operations management and management bonus accrual. Current Liabilities as of September 30, 2013 also included accrued expense related party of $52,050 for MD Anderson clinical trial hospital expense. (See Note 2.). As of December 31, 2012, Current Liabilities included accrued expense of $137,662 and accrued expense related party of $26,000.

6. Accrued License Payments – Related Party

Accrued license payments related party totaling $50,000 and $100,000 were included in Current Liabilities as of September 30, 2013 and December 31, 2012, respectively. The amount included for September 30, 2013 represents reimbursement of past patent expenses incurred by MD Anderson prior to the Bio-Path license.

7. Additional Paid In Capital For Shares To Be Issued

During 2012 the Company sold shares of common stock for cash to investors in a private placement. As of December 31, 2012, there were 2,541,700 shares of common stock remaining to be issued, representing $762,510 in sales to accredited investors. The Company has closed this offering at the end of the first quarter 2013 and subsequently issued the shares of common stock to these investors in the second quarter of 2013. During the third quarter of 2013 the Company sold shares of common stock for cash to investors in another private placement. As of September 30, 2013, there were 8,052,416 shares of common stock to be issued, representing $3,220,967 in sales to accredited investors. The Company closed this offering during September of 2013.

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

In August and September of 2013, the Company sold $3,220,966 in shares of its common stock pursuant to a private placement, with shares to be issued.

As of September 30, 2013, there were 75,380,214 shares of common stock issued and outstanding. There are no preferred shares outstanding as of September 30, 2013.

9. Stock Options and Warrants

Stock Option - In August of 2013 the Company made stock option grants to management and officers to purchase in the aggregate 2,500,000 shares of the Company’s common stock. The previous grant of stock options to management and officers was made in 2008. Terms of the stock option grants require that the individuals continue employment with the Company over the vesting period of the option, fifty percent (50%) of which vested upon the date of the grant of the stock options and fifty percent (50%) of which will vest over 3 years from the date that the options were granted. The exercise price of the option is $0.46 per share, which was the closing price of the common stock at the date of the grants being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred eighty nine percent (189%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and the effective term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total value of stock options granted to management and officers was determined using this methodology to be $1,125,000, half of which was expensed at the date of grant and the balance will be expensed over the next three years based on the stock option service period.

Warrant - There were no warrants for services granted during the quarter ending September 30, 2013.

10.	Commitments and Contingencies

Technology License – Related Party - The Company has negotiated exclusive licenses from the MD Anderson Cancer Center to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Related party accrued license payments attributable to the Technology License totaling $50,000 are included in Current Liabilities as of September 30, 2013. Related party accrued expense totaling $52,050 as of September 30, 2013 represents hospital costs for the clinical trial and are not related to the Technology License. As of September 30, 2013, the Company estimates reimbursable past patent expenses will total approximately $75,000 for the Technology License. The Company will be required to pay when invoiced the past patent expenses at the rate of $25,000 per quarter. In addition, the Company decided to discontinue development of its siRNA technology and subsequently canceled its siRNA license in June of 2012 (See Note 1).

Drug Supplier Project Plan - In August of 2012, Bio-Path entered into two project plan agreements with the Company’s drug substance manufacturer and its final drug product manufacturer for the manufacture and delivery of final drug product incorporating the drug substance for expected delivery in the fourth quarter of 2012, with delivery subsequently revised to the first quarter of 2013. The project plans required the Company to pay approximately $340,000 in various stages as the drug substance and product are manufactured and delivered to the Company. Of this amount, $195,000 was paid for or owed by the Company and was carried on the Balance Sheet as of December 31, 2012 as Prepaid Drug Product for Testing. The drug product was delivered to the Company in the first quarter of 2013 and the Balance Sheet item Prepaid Drug Product for Testing totaling $195,000 was expensed in the first quarter 2013. Amounts owed to the Company’s manufacturers for this drug batch have been paid subsequent to year end. The Company signed a supply agreement in the third quarter of 2013. Installment payments paid or in accounts payable to the Company’s drug manufacturers totaling $148,301 are being carried at cost on the Balance Sheet as of September 30, 2013 as Prepaid Drug Product for testing.

11. Subsequent Events

Subsequent to September 30, 2013, the Company is committed to issue 8,052,416 shares of common stock pursuant to the private placement disclosed in Note 8.  In connection with this private placement, the Company is also committed to issue 805,242 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors.

On November 5, 2013, the Company filed a registration statement on Form S-3 with the SEC, which has not yet been declared effective. The shelf registration statement has been filed to register the offering and sale of up to $100 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction. There can be no assurance that the shelf registration statement will be declared effective.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Risk Factors” in “Item 1, BUSINESS” in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012, and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission. See “Note Regarding Forward Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for additional discussion regarding risks associated with forward-looking statements.

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

The Investigational New Drug (“IND”) for BP-100-1.01 was submitted to the U.S. Food and Drug Administration (“FDA”) in February 2008 and included all in vitro testing, animal studies and manufacturing and chemistry control studies completed.  The FDA requested some changes be made to the application submission.  We resubmitted information to the FDA in response to such request. On March 12, 2010, we issued a press release announcing  that the FDA had allowed an IND for Bio-Path's lead cancer drug candidate liposomal BP-100-1.01 to proceed into clinical trials.  The IND review process was performed by the FDA's Division of Oncology Products and involved a comprehensive review of data submitted by us covering pre-clinical studies, safety, chemistry, manufacturing, and controls, and the protocol for the Phase I clinical trial.  The primary objective of the Phase I clinical trial, as in any Phase I clinical trial, is the safety of the drug for treatment of human patients.  Additional key objectives of the trial are to demonstrate the effectiveness of our drug delivery technology similar to that experienced in pre-clinical treatment of animals and to assess whether the drug candidate test article produces a favorable impact on the cancerous condition of the patient at the dose levels of the study.

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

The original IND granted by the FDA in March of 2010 allowed the Company to proceed with a Phase I clinical trial having five (5) cohorts culminating in a maximum dose of 50 mg/m 2. However, in November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company was proceeding with requesting the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with Bio-Path’s Board of Directors, advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of Liposomal Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company announced in June of 2013 that it completed Cohort 5, successfully treating three patients at a dose 60 mg/m 2 , which had been increased from 50 mg/m 2 in the revised protocol. The Company has enrolled three patients in Cohort 6 for treatment at a dose of 90 mg/m 2 and currently has two evaluable patients. The Company is currently awaiting drug resupply to complete Cohort 6.

Patients eligible for enrollment into the Phase I clinical trial have refractory or relapsed Acute Myeloid Leukemia (“AML”), Philadelphia Chromosome Positive Chronic Myelogenous Leukemia (“CML”) and Acute Lymphoblastic Leukemia (“ALL”), or Myelodysplastic Syndrome (“MDS”) and have failed other approved treatments. These are patients with very advanced stages of the disease, and consequently, not all patients enrolled are able to complete the four-week treatment cycle because of progressive disease, which is unrelated to the treatment with Liposomal-Grb-2.

The Principal Investigator for the Phase I clinical trial, Dr. Jorge Cortes (the “Principal Investigator”), is a leading expert in the treatment of CML, AML, MDS and ALL. In the continuing effort to keep the leukemia oncology community appraised of the development of Liposomal Grb-2, the Principal Investigator submitted an abstract to the American Society of Hematology (“ASH”) to be considered for presentation at ASH’s annual meeting in December of 2013. The abstract was accepted and a poster updating the progress in the Phase I clinical trial will be presented at the ASH annual meeting. A major part of the update on the Liposomal Grb-2 Phase I trial will be the inclusion of the results of testing of patient blood samples, which demonstrates significant inhibition of the disease causing protein Grb-2. This is a significant development which suggests the potential of Liposomal Grb-2 to inhibit AML and MDS in patients.

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

In this regard, in August of 2013 Bio-Path announced that its liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with its drug candidate BP-100-1.01 inhibits the Grb-2 disease-causing target protein in patients with blood cancers. Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for Liposomal Grb-2 to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease, which has a disease causing protein, as a chronic disorder. This accomplishment is potentially a significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and get the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principal for our delivery technology may lead to licensing and business development opportunities, furthering our business model.

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

Projected Financing Needs

As of September 30, 2013, we anticipate that we need to raise approximately an additional $6,780,000 to complete our core clinical trials for our product candidates. This includes funds to complete the Phase I clinical trial for BP-100-1.01, one Phase II trial in BP-100-1.01, a Phase I clinical trial for BP-100-1.02, license and patent maintenance costs and general and administrative expense. However, including opportunities for two additional Phase II clinical trials for BP-100-1.01 and a Phase I clinical trial for breast cancer would add the requirement to raise an additional $5,500,000. Consequently, funding all of our opportunities for clinical trials would require us to raise as much as $12,280,000.

The remaining cost of the Phase I clinical trial of BP-100-1.01 is expected to be approximately $300,000, provided that the trial is completed after the next dose level.   If the Phase I clinical trial in BP-100-1.01 is successful, we expect to follow with multi-site Phase II trials in BP-100-1.01.  Successful Phase I and II trials of BP-100-1.01 are expected to provide clinical evidence to support BP-100-1.01 as a potential therapeutic drug product for treatment of AML, MDS and CML.  The Phase II clinical trials in BP-100-1.01 are expected to cost approximately $2,000,000 each, or approximately $6,000,000 for all three to complete the basic treatment for the estimated number of patients.

Development of BP-100-1.01 to treat TNBC and IBC over the 27 month plan horizon is expected to require approximately $1,500,000. This amount is expected to fund the preclinical program and the Phase I clinical trial. It is anticipated that the Phase I clinical trial will cost less than a typical Phase I trial because the safety profile will have already been established upon conclusion of BP-100-1.01’s current clinical trial. This is expected to result in fewer patients being tested and a more efficient progression to an optimal biological dose.

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

Approximately $200,000 has been allocated to identifying other protein targets for development into liposomal antisense drug candidates. The balance of the $12,280,000 in funding needs from our revised plan over 27 months is approximately $2,080,000, which is planned to fund patent expenses, licensing fees, pre-clinical costs, consulting fees and management and administration. Of the projected total of $12,280,000 in funding needs, approximately $10,000,000 in project costs is projected to be spent on clinical trials of our drug candidates and developing new drug candidates, and the balance is projected to be spent on period costs for professionals, management and license costs.

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

We have generated approximately five full years of financial information and have demonstrated that we have been able to expand our business through an increased investment in our technology and trials. We cannot guarantee that plans as described in this quarterly report will be successful or that we can continue to receive additional capital investment. Our business is subject to risks inherent in growing an enterprise, including, but not limited to, limited capital resources and possible rejection of our new products and/or clinical development methods. If financing is not available on satisfactory terms or at all, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

There can be no assurance of the following:

(1)	That the actual costs of a particular trial will come within our budgeted amount.

(2)	That any trials will be successful or will result in drug commercialization opportunities.

(3)	That we will be able to raise the sufficient funds to allow us to complete our planned clinical trials.

Background Information about MD Anderson

We anticipate that our initial drug development efforts will be pursuant to our exclusive license agreement with MD Anderson. MD Anderson's stated vision is to “make cancer history” (www.mdanderson.org).  Achieving that goal begins with integrated programs in cancer treatment, clinical trials, educational programs and cancer prevention.  MD Anderson is one of the largest and most widely recognized cancer centers in the world: U.S. News & World Report's America's "Best Hospitals" survey has ranked MD Anderson as one of the top two best hospitals in the nation since the survey began in 1990. MD Anderson will treat more than 100,000 patients this year, of which approximately 11,000 will participate in therapeutic clinical research exploring novel treatments which is the largest such program in the nation. MD Anderson employs more than 15,000 people including more than 1,000 medical doctors and Ph.D clinicians and researchers, and is routinely conducting more than 700 clinical trials at any one time.

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

Relationship with MD Anderson

Bio-Path was founded to focus on bringing the capital and expertise needed to translate drug candidates developed at MD Anderson (and potentially other research institutions) into real treatment therapies for cancer patients.  To carry out this mission, Bio-Path negotiated or plans to negotiate several agreements with MD Anderson that will:

☐	allow Bio-Path to develop MD Anderson's neutral lipid delivery technology;
☐	give Bio-Path access if needed to MD Anderson's Pharmaceutical Development Center for drug development;
☐	provide rapid communication to Bio-Path of new drug candidate disclosures in the Technology Transfer Office;
☐	standardize clinical trial programs sponsored by Bio-Path; and
☐	standardize sponsored research under a master agreement addressing intellectual property sharing.

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

License Agreement

We are currently maintaining the License Agreement with MD Anderson. The License Agreement relates to the delivery technology platform for antisense nucleic acids including two single nucleic acid (antisense) drug products. The License Agreement requires, among other things, that we reimburse MD Anderson for ongoing patent expense. Accrued license payments totaling $50,000 for accrued past patent expenses are included in Current Liabilities as of September 30, 2013.  Past patent expenses represent patent expenses incurred by MD Anderson prior to executing the License Agreement with Bio-Path that are being amortized in quarterly payments. As of September 30, 2013, the Company estimates remaining reimbursable past patent expenses total approximately $75,000 for the antisense license.  The Company will be required to pay these patent expenses at the rate of $25,000 per quarter when invoiced by MD Anderson. In addition, accrued expense-related party of $52,050 was included in current liabilities as of September 30, 2013 representing accrued hospital expense for MD Anderson services treating patients in Bio-Path’s clinical trial of BP-100-1.01. This expense is unrelated to the License Agreement.

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

Business Strategy

Previously, we developed a business plan with milestones that we currently anticipate will require us to raise approximately $6,780,000 to completely implement such business plan. The milestones include completion of the Phase I clinical trial of L-Grb-2, a Phase I clinical trial in an additional liposomal antisense drug product in addition to the drug product L-Grb-2 currently in a Phase I clinical trial and a multi-site Phase II clinical trial of L-Grb-2. In addition, our previous plan of operation included funds to in-license up to four new protein targets for development as liposomal antisense drug product candidates to add to our product pipeline for development. However, the results seen to date in the Phase I clinical trial of Liposomal Grb-2 have created the opportunity to conduct multi-site Phase II clinical trials of Liposomal Grb-2 in three separate blood cancers (specifically, AML, MDS and CML), a significant opportunity for the Company. We also believe that the opportunity to develop, in conjunction with MD Anderson, our lead cancer drug Liposomal Grb-2 to treat TNBC and IBC, two cancers characterized by formation of aggressive tumors and relatively high mortality rates, is promising. As a result of these two developments over the past year, Bio-Path has revised its business plan over the next 27 months to include (i) milestones for the additional two Phase II clinical trials for Liposomal Grb-2 and (ii) development of Liposomal Grb-2 treatments for TNBC and IBC, including a pre-clinical program and a Phase I clinical trial. The Company believes that the potential to enhance the value of the Company from these two project additions is significant; however, these projects are expected to cause the capital requirements for the Company over the next 27 months to increase to $12,280,000.

In order to capitalize on the growing need for new drug candidates by the pharmaceutical industry, and recognizing the value of clinical data, we have developed our commercialization strategy based on the following concepts:

☐	Develop in-licensed compounds to proof-of-concept in patients through Phase II.

☐	Manage trials as if they were being conducted by Big Pharma: seamless transition; quality systems; documentation; and disciplined program management recognized by Big Pharma diligence teams; trials conducted, monitored and data collected consistent with applicable FDA regulations to maximize Bio-Path’s credibility and value to minimize time to gain registration by partner.

☐	Leverage outside testing firms for pre-clinical capabilities and MD Anderson for clinical development capabilities. Outside testing firms perform pre-clinical studies as well as clinical pharmacokinetics and pharmacodynamics while MD Anderson’s world-renowned clinics will be used for clinical trials, particularly for early clinical trials. This should allow us to develop our drug candidates with experienced professional staff at a reduced cost compared to using external contract research organizations to run clinical trials. This should also allow us to operate in an essentially virtual fashion, thereby avoiding the expense of setting up and operating laboratory facilities, and without losing control over timing, quality or IP contamination.

☐	Use our Medical Advisory Board and the Board to supplement our Management Team to critically monitor existing programs and evaluate new technologies and/or compounds discovered or developed at MD Anderson, or elsewhere, for in-licensing.

☐	Hire a small team of employees or consultants: business development, regulatory management, and project management.

☐	Outsource manufacturing and regulatory capabilities. Bio-Path will not need to invest its resources in building functions where it does not add substantial value or differentiation. Instead, it will leverage an executive team with expertise in the selection and management of high quality contract manufacturing and regulatory firms. Future manufacturing capabilities may be developed at a later date as a means to control the technology and ensure adequate supplies of our future internally developed drug products and for out-licensed drug products.

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

Bio-Path's business model relies on developing drug product candidates through Phase II and either entering into out-license agreements with pharmaceutical licensee partners who will be responsible for post-Phase II clinical testing and working with the FDA on necessary regulatory submissions resulting in approval of new drug applications for commercialization, or internally developing a drug product candidate through commercialization. For more detailed discussions on the clinical trial processes involvement with the FDA, please refer to “Part I, Item 1. Description of Business - Government Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations for the three and nine months ended September 30, 2013 and 2012.

Revenues.  We have no operating revenues since our inception.

Research and Development Expenses. Our research and development expense was $568,576 for the three month period ended September 30, 2013, an increase of $21,755 from the three month period ended September 30, 2012.  The increase in research and development expense for the three months ended September 30, 2013 compared to the comparable period ended September 30, 2012 was primarily due to an approximate $37,000 increase from development costs for a clinical trial data management system, offset to some extent by lower expense for drug material used and drug testing services. Research and development expense-related party was $15,000 for the three month period ended September 30, 2013, a decrease of $32,582 compared to the comparable three month period ended September 30, 2012. The decrease in research and development expense-related party was due primarily to lower clinical trial hospital expense in the three month period ended September 30, 2013.

Our research and development expense was $1,125,711 for the nine months ended September 30, 2013, an increase of $131,252 from the nine months ended September 30, 2012.  This increase in the nine month period ended September 30, 2013 was primarily the result of higher costs for data management system development, drug material used and drug testing services, offset to some extent by lower expense for advisory services. Research and development expense - related party was $62,067 for the nine months ended September 30, 2013, a decrease of $364,803 from the nine months ended September 30, 2012. This decrease was a result of technology impairment expense that was recognized in the nine month period ended September 30, 2012.

General and Administrative Expenses. Our general and administrative expenses were $810,152 for the three month period ended September 30, 2013, an increase of $564,066 compared to the three month period ended September 30, 2012. The increase in general and administrative expense for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to an approximate $595,000 stock option expense resulting from a stock option grant made during the three month period ending September 30, 2013 to officers and management. The amount of expense from the stock options granted to officers and management does not represent an expenditure of cash but instead represents the imputed value of the stock options granted determined using the Black Scholes model, half of which was expensed at the date of grant during the three month period ending September 30, 2013. See Note 9. of the Notes to the Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q. The last grant of stock options to officers and management was in 2008. Excluding the expense from the stock option grant to officers and directors, administrative expense for the three month period ending September 30, 2013 was lower by approximately $31,000 than the comparable three month period in 2012.

Our general and administrative expenses were $1,290,506 for the nine month period ended September 30, 2013, an increase of $560,937 from the nine months ended September 30, 2012. The increase in general and administrative expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to stock option expense of approximately $595,000 non-cash expense resulting from a stock option grant made to officers and directors in the nine month period ended September 30, 2013. Excluding the stock option expense attributable to the grant of stock options to officers and directors, general and administrative expense for the nine months ending September 30, 2013 was lower by approximately $34,000 than the comparable nine month period in 2012.

Net Loss.  Our net loss was $1,393,207 for the three month period ended September 30, 2013 compared to a net loss of $840,552 for the three month period ended September 30, 2012. The increase in the net loss for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to general and administrative expense being higher in the quarter ended September 30, 2013 due to non-cash expense of approximately $595,000 resulting from a stock option grant made to officers and management. Excluding the non-cash stock option expense during the three month period ending September 30, 2013, net loss for the three month period ending September 30, 2013 was approximately $42,000 lower than from the comparable three month period ending September 30, 2012. Net loss per share, both basic and diluted, was $0.02 per share for the three month period ending September 30, 2013 and $0.01 for the three month period ending September 30, 2012.

Our net loss was $2,476,453 for the nine months ended September 30, 2013, compared to a loss of $2,150,617 for the nine months ended September 30, 2012.  Net loss per share, both basic and diluted, was $0.04 for the respective periods.  The primary reason for the increase in net loss for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2013 was due to general and administrative expense being higher in the nine months ended September 30, 2012 due to non-cash expense of approximately $595,000 resulting from a stock option grant made to officers and management. Excluding the non-cash stock option expense during the nine month period ending September 30, 2013, net loss for the nine month period ending September 30, 2013 was approximately $269,164 lower than for the comparable nine month period ending September 30, 2012.

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

At September 30, 2013, we had cash of $4,100,841 compared to $534,046 at December 31, 2012.  The increase in cash balances during the nine month period ended September 30, 2013 results from $1,836,311 in cash used in operations, offset by $5,403,106 in net proceeds received from the sale of shares of the Company’s common stock.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the nine months ended September 30, 2013 was $1,836,311 compared to $1,567,536 for the nine months ended September 30, 2012. Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by proceeds from the sale of the shares of the Company’s common stock and other capital raising efforts.

Net cash provided by financing activities during the nine month period ended September 30, 2013 was $5,403,106 compared to $973,146 for the nine month period ended September 30, 2012.  Since inception through September 30, 2013, we have net cash provided from financing activities of $13,862,490. We believe that our available cash and our ongoing capital raising efforts will be sufficient to fund our liquidity and capital expenditure requirements through the second quarter of 2014. We believe that we will need to raise approximately $12,280,000 in net proceeds to completely implement our current business plan over the next 27 months.

On November 5, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which has not yet been declared effective. The shelf registration statement has been filed to register the offering and sale of up to $100 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.  There can be no assurance that the shelf registration statement will be declared effective. If the shelf registration statement is declared effective, we may use proceeds from an offering and sale of such securities for working capital and general corporate purposes unless otherwise indicated.

Contractual Obligations and Commitments

Bio-Path has entered into the License Agreement with MD Anderson. A summary of certain material terms of the License Agreement is detailed in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012.

In the first quarter of 2013, Bio-Path entered into a supply agreement with its drug product manufacturer for the manufacture of the Company’s drug product for delivery in May 2013. In addition, the Company signed a supply agreement with the drug substance supplier in the second quarter of 2013. Installment payments paid or in accounts payable to the Company’s drug manufacturers totaling $148,301 are being carried at cost on the Balance Sheet as of September 30, 2013 as Prepaid Drug Product for Testing. The manufactured drug batch was subsequently completed and delivered to the Company after the end of the second quarter. Amounts owed for this batch have been substantially paid. Another drug batch was in the process of starting to be produced in the third quarter of 2013 and installment costs totaling $148,301 are carried on the Balance Sheet as of September 30, 2013 as Prepaid Drug Product for Testing.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2013, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2013 through September 30, 2013, the Company agreed to issue, at a price of $0.40 per share, an aggregate of 8,052,416 shares (the “Shares”) of the Company’s common stock to certain “accredited investors” (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”)) resulting in gross proceeds from the sale thereof of approximately $3.22 million. The Company agreed to pay cash commissions to its placement agent equal to ten percent of the aggregate purchase price of the Shares. In addition, the Company agreed to issue to its placement agent one share of the Company’s common stock for every ten Shares sold as additional compensation.

The Shares will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Such Shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among Ogden Golf Co. Corporation, a Utah corporation (the registrant), Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 27, 2007).
3.1	Restated Articles of Incorporation (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
3.2	Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).
3.4	Amendment No. 1 to Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on June 21, 2010).
4.1	Specimen Stock certificate (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
10.1	First Amendment to First Amended 2007 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2013).
31*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1*	Temporary Hardship Exemption.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document
*	Filed herewith.
**	To be furnished by amendment pursuant to the Temporary Hardship Exemption provided by Rule 201 of Regulation S-T.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2013	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Chief Executive Officer, President/Principal Executive
Officer, Chief Financial Officer, Principal Financial Officer

