Form 10-Q/A
period 2013-09-30
BIO-PATH HOLDINGS INC
filed 2013-11-18
CIK 1133818

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

EXPLANATORY NOTE

Bio-Path Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013 (“Form 10-Q”), for the sole purpose of furnishing the interactive data files marked as Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE and formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks only as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to such original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

PART III

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
31*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1*	Temporary Hardship Exemption
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

* Previously filed as an exhibit to the Form 10-Q.

** Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 18, 2013	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Chief Executive Officer, President/Principal Executive
Officer, Chief Financial Officer, Principal Financial Officer