Form 10-K
period 2013-12-31
BIO-PATH HOLDINGS INC
filed 2014-03-31
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53404

BIO-PATH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0652870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2626 South Loop, Suite 180, Houston, Texas 77054

(Address of principal executive offices)

Registrant's telephone number, including area code: (832) 971-6616

Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 24, 2014, there were 89,237,872 of the registrant's common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,018,291 as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on the OTCQX on such date of $0.51 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the shares of the registrant’s common stock are assumed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Unless the context requires otherwise, references in this annual report on Form 10-K to “we,” “our,” “us,” “Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary.  Our wholly-owned subsidiary, Bio-Path, Inc., is sometimes hereafter referred to as “Bio-Path Subsidiary”.

Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management, and may include, but are not limited to statements regarding:

•	the potential benefits and commercial potential of our potential products,
•	our clinical trials, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies in other countries,
•	our ability to obtain additional financing,
•	the safety and efficacy of our product candidates,
•	estimates of the potential markets and estimated trial dates,
•	any changes in the current or anticipated market demand or medical need of our potential products,
•	need for additional research and testing,
•	the uncertainties involved in the drug development process and manufacturing,
•	our future research and development activities,
•	assessment of competitors and potential competitors,
•	potential costs resulting from product liability or other third-party claims,
•	the sufficiency of our existing capital resources and projected cash needs,
•	assessment of impact of recent accounting pronouncements, and
•	government regulation and approvals.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include, but are not limited to, those discussed later in this annual report on Form 10-K under the section entitled “Risk Factors.”  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”).

ITEM 1.  DESCRIPTION OF BUSINESS

The Company is a development stage company with its lead cancer drug candidate, Liposomal Grb-2 (“L-Grb-2” or “BP-100-1.01”), currently in clinical trials. The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and is dedicated to developing novel cancer drugs under an exclusive license arrangement. The Company has drug delivery platform technology with composition of matter intellectual property for systemic delivery of antisense. Bio-Path also plans to investigate developing liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense. In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with additional drug candidates in the future. Bio-Path also expects to broaden its technology to include cancer drugs other than antisense, including drug candidates licensed from institutions other than MD Anderson.

Bio-Path believes that its core technology, if successful, will enable it to be at the center of emerging genetic and molecular target-based therapeutics that require systemic delivery of DNA and RNA-like material. The Company’s two lead liposomal antisense drug candidates are targeted to treat Acute Myeloid Leukemia (“AML”), Myelodysplastic Syndrome (“MDS”), Chronic Myelogenous Leukemia (“CML”), Acute Lymphoblastic Leukemia (“ALL”) and Follicular Lymphoma, and if successful, could potentially be used in treating many other indications of cancer.

Research and Development

Our research and development is currently conducted through agreements we have with MD Anderson. We have added a new research and development relationship for pre-clinical testing and anticipate that new research and development relationships will be added in the future for clinical trials that require multiple sites for patient testing. Research and development related expenses incurred for the years ended December 31, 2013 and December 31, 2012 were $1,518,885 and $1,132,712, respectively.

Recent Updated Information

On November 5, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on January 13, 2014. The shelf registration statement was filed to register the offering and sale of up to $100 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units.

On January 15, 2014, we entered into a securities purchase agreement, as amended, with two dedicated healthcare funds (collectively, the “Sabby Investors”) that are managed by Sabby Management, pursuant to which the Company agreed to sell an aggregate of 5,000,000 shares of its common stock and warrants to purchase a total of 2,500,000 shares of its common stock to the Sabby Investors for gross proceeds of approximately $15,000,000. The net proceeds to the Company from the registered direct public offering, after deducting the placement agent’s fees and expenses, the Company’s estimated offering expenses, and excluding the proceeds from the exercise of the warrants issued in the offering, were approximately $13,750,000. We will use the net proceeds from this offering and sale of securities for working capital and general corporate purposes.

On March 5, 2014, the NASDAQ Stock Market LLC informed the Company that it had approved the listing of the Company’s common stock on the NASDAQ Capital Market. The Company’s common stock ceased trading on the OTCQX and commenced trading on the NASDAQ Capital Market on March 10, 2014 under the ticker symbol “BPTH.”

Effective March 26, 2014, the Board of Directors (the “Board”) of the Company appointed Ulrich W. Mueller, Ph.D., as the Company’s Chief Operating Officer.

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

Strategy

The Company’s strategy consists of five principle steps:

(1)	Complete the Phase I clinical trial of the Company’s lead liposomal antisense drug candidate to provide scientific data that will demonstrate the effectiveness of the neutral lipid delivery technology in delivering an antisense drug substance through the human body to a diseased cell, enabling the drug substance to be delivered across the cell’s membrane into the interior of the cell where it can block the cell’s production of the target disease protein. Utilize proprietary new assays developed by the Company to measure down-regulation of the drug substance target protein and pharmacokinetics as the principle way of demonstrating effectiveness of the delivery technology.

(2)	Capitalize on the results of Liposomal Grb-2 in the Phase I trial to build value in the Company quickly, through Phase II development plans of AML, MDS and CML that offer the potential for rapid clinical approval and development plans for additional treatments for other types of cancer that build on Liposomal Grb-2’s established safety profile.

(3)	After demonstrating proof of principle of the delivery technology in human patients, expand the number of patented drugs in the Company’s pipeline by applying the composition of matter delivery technology template to new protein targets that meet scientific, preclinical and commercial criteria. These efforts may include collaboration and will likely include developing drug candidates for diseases other than cancer.

(4)	Initiate a wide-ranging, proactive licensing program after proof of principle of the delivery technology that will include a wide range of licensing arrangements including co-development of a specific liposomal antisense drug candidate, sub-licensing the delivery template for outside development of one or more liposomal antisense drug candidates or an out-license of a partially developed drug for final development and marketing.

(5)	Enter into a licensing business development transaction in the near term as a means to develop the cash flow to fund burn rate and minimize future dilution.

Our plan of operation over the next 18 months is focused on achievement of milestones with the intent to demonstrate clinical proof-of-concept of our drug delivery technology and lead drug products. Furthermore, subject to adequate capital, we will attempt to validate our business model by in-licensing additional protein targets for development as liposomal antisense products to broaden our drug product pipeline. We also now have raised sufficient capital to capitalize on the results seen to date in our lead drug candidate Liposomal Grb-2 by aggressively pursuing Phase II clinical trials and developing Liposomal Grb-2 treatments for other cancer types.

Previously, we developed a business plan with milestones that we anticipated would require us to raise approximately $7,330,000 to completely implement such current business plan. The milestones include completion of the Phase I clinical trial of L-Grb-2, a Phase I clinical trial in an additional liposomal antisense drug product in addition to the drug product L-Grb-2 currently in a Phase I clinical trial and a multi-site Phase II clinical trial of L-Grb-2.  In addition, our previous plan of operation included funds to in-license up to four new protein targets for development as liposomal antisense drug product candidates to add to our product pipeline for development. However, as previously noted, the results seen to date in the Phase I clinical trial of Liposomal Grb-2 have created the opportunity to conduct multi-site Phase II clinical trials of Liposomal Grb-2 in three separate blood cancers (specifically, AML, MDS and CML), a significant opportunity for the Company. We also believe that the opportunity to develop, in conjunction with MD Anderson, our lead cancer drug Liposomal Grb-2 to treat triple negative breast cancer (TNBC) and inflammatory breast cancer (IBC), two cancers characterized by formation of aggressive tumors and relatively high mortality rates, is promising. As a result of these two developments over the past year, Bio-Path has revised its business plan over the next 18 months to include (i) milestones for the additional two Phase II clinical trials for Liposomal Grb-2 and (ii) development of Liposomal Grb-2 treatments for triple negative and inflammatory breast cancer, including a pre-clinical program and a Phase I clinical trial. The Company believes that the potential to enhance the value of the Company from these two project additions is significant; however, these projects were expected to cause the capital requirements to be raised by the Company over the next 18 months to increase to $12,830,000. Since then, in January 2014, we sold shares of common stock and warrants to an institutional investor in a registered direct offering that provided us with approximately $13,750,000 in net proceeds. Actual spending of these funds is expected to be spread over the next 27 months.

In addition to the registered direct offering completed in January 2014, we have completed several financings for use in our operations and have received total net proceeds of $13,370,331 through December 31, 2013. Our near term plan is to achieve four key milestones:

(1)	conduct and conclude a Phase I clinical trial of our lead drug BP-100-1.01. We anticipate completing the Phase I clinical trial in early summer of 2014, assuming that only one additional dose level is required.

(2)	complete plans to initiate Phase II clinical trials in our lead drug BP-100-1.01 and initiate pre-clinical development of BP-100-1.01 for triple negative and inflammatory breast cancers.

(3)	proof of concept that validated our delivery technology was achieved in 2013, which enables us to begin developing additional drug candidates for development and a program to out-license (non-exclusively) or co-develop our delivery technology with a pharmaceutical partner for development of a specific liposomal antisense drug candidate to generate cash flow to cover burn rate and avoid shareholder dilution, as well as to speed development applications of our technology.

(4)	commence building a core organization in the second quarter of 2014 that can develop the Phase II clinical programs and several new drug candidates.

Basic Technical Information

Ribonucleic acid (“RNA”) is a biologically significant type of molecule consisting of a chain of nucleotide units. Each nucleotide consists of a nitrogenous base, a ribose sugar, and a phosphate. Although similar in some ways to DNA, RNA differs from DNA in a few important structural details.   RNA is transcribed from DNA by enzymes called RNA polymerases and is generally further processed by other enzymes. RNA is central to protein synthesis. DNA carries the genetic information of a cell and consists of thousands of genes. Each gene serves as a recipe on how to build a protein molecule. Proteins perform important tasks for the cell functions or serve as building blocks. The flow of information from the genes determines the protein composition and thereby the functions of the cell.

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

The historical perspective of cancer treatments has been the use of drugs that affect the entire body.  Advances in the past decade have shifted to treating the tumor tissue itself.  One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease causing proteins while having little or no effect on other healthy tissue.  Nucleic acid drug products, specifically antisense, are a promising field of targeted therapy.  Development of antisense, however, has been limited by the lack of a suitable method to deliver these drugs to the diseased cells with high uptake into the cell and without causing toxicity.  Bio-Path’s currently licensed neutral-lipid based liposome technology is designed to accomplish this.  Studies have shown a 10-fold to 30-fold increase in tumor cell uptake with this technology compared to other delivery methods.

BP-100-1.01

Indications for Acute Myeloid Leukemia, Chronic Myelogenous Leukemia, Myelodysplastic Syndrome and Acute Lymphoblastic Leukemia

BP-100-1.01 is our lead liposome delivered antisense drug candidate, which is being clinically tested in patients having AML, CML, MDS and ALL.  If the results of the clinical tests are favorable, we expect there will be opportunities to negotiate non-exclusive license applications involving upfront cash payments with pharmaceutical companies developing antisense drugs that need systemic delivery technology.

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

The Phase I clinical trial is a dose-escalating study to determine the safety and tolerance of escalating doses of L-Grb-2. The study will also determine the optimal biologically active dose for further development. The pharmacokinetics of L-Grb-2 in patients will be studied, making it possible to investigate whether the delivery technology performs as expected based on pre-clinical studies in animals. In addition, patient blood samples from the trial will be tested using a new assay developed by the Company to measure down-regulation of the target protein, the critical scientific data that will demonstrate that the delivery technology does in fact successfully deliver the antisense drug substance to the cell and across the cell membrane into the interior of the cell where expression of the target protein is blocked. The clinical trial is being conducted at MD Anderson.

The original IND granted by the FDA in March of 2010 allowed the Company to proceed with a Phase I clinical trial having five (5) cohorts culminating in a maximum dose of 50 mg/m 2. However, in November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company requested the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with the Board, advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of Liposomal Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company announced in June of 2013 that it completed Cohort 5, successfully treating three patients at a dose 60 mg/m 2, which had been increased from 50 mg/m 2 in the revised protocol. The Company has enrolled three patients in Cohort 6 for treatment at a dose of 90 mg/m 2 and currently has two evaluable patients. The Company is currently awaiting drug resupply to complete Cohort 6. To date, there has been no evidence of significant toxicity from treatment of patients with L-Grb-2 in our Phase I clinical trial.

Patients eligible for enrollment into the Phase I clinical trial have refractory or relapsed AML, CML ALL, or MDS and have failed other approved treatments. These are patients with very advanced stages of the disease, and consequently, not all patients enrolled are able to complete the four-week treatment cycle because of progressive disease, which is unrelated to the treatment with Liposomal-Grb-2.

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

The Principal Investigator for the Phase I clinical trial, Jorge Cortes, M.D. (the “Principal Investigator”), is a leading expert in the treatment of CML, AML, MDS and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the American Society of Hematology (“ASH”) annual meeting in December of 2011. Results that demonstrated potential anti-leukemia benefits in treated patients were included in the presentation. Subsequently, in fall of 2013 the Principal Investigator prepared an abstract of updated information on the results of the clinical trial through Cohort 5, which was accepted for presentation at the ASH annual meeting in December of 2013. Highlights from the presentation prepared by the Principal Investigator for the meeting included:

Data from the Phase I clinical trial

•	Among 18 evaluable patients, nine experienced at least a 50 percent reduction in peripheral or bone marrow blasts from baseline.
•	Five patients demonstrated transient improvement and/or stable disease, three of whom received a total of five cycles each.
•	Two patients, in addition to achieving market blast percentage declines, also experienced transient improvements in leukemia cutis lesions.

Disease Stabilization in MDS and AML

•	Two patients with MDS, a 53-year old male and a 72-year old female, both achieved disease stabilization and continued therapy for five cycles before disease progression.
•	A 54-year old HIV positive male with AML achieved stable disease and marked reduction in peripheral blasts, continuing therapy for five cycles before disease progression.

Experience in CML-Blast Phase

•	Patient with myeloid blast crisis of CML.
•	Prior therapies consist of: imatinib, dastinib, nilotinib, DCC-2036, Cytarabine + Fludarabine + Dasatinib + Gemtuzumab, PHA-739358, Clofarabine + Dasatinib.
•	Upon start of BP-100-1.01 patient showed a significant reduction in blasts from 81 percent to 5 percent but due to leptomeningeal disease progression discontinued therapy before full cycle.

Inhibition of Target Grb-2 Protein

•	Grb-2 levels were compared to baseline prior to treatment.
•	On day 15, BP-100-1.01 decreased Grb-2 in five of eight samples tested (average reduction 55 percent).
•	End of treatment day15, BP-100-1.01 decreased Grb-2 levels in eight out of nine patients (average reduction 45 percent).

Being platform technology, a successful demonstration of the delivery technology in this study will allow the Company to begin expanding Bio-Path’s drug candidates by simply applying the delivery technology template to multiple new drug product targets. In this manner, Bio-Path can quickly build an attractive drug product pipeline with multiple drug product candidates for treating cancer as well as treating other important diseases including diabetes, cardiovascular conditions and neuromuscular disorders. Currently, the Company is researching potential targets for which it can apply its liposomal antisense drug delivery technology and has already identified one new candidate.

The Phase I clinical trial is typically ended when a maximum tolerated dose (“MTD”) is encountered. However, due to the lack of toxicity of the drug to date, it is not expected that a MTD will be encountered. As a result, the optimal biological dose will be determined and this dose will be used in the following Phase II clinical trial. The Company plans to evaluate patients at the close of Cohort 6 to evaluate whether the Phase I clinical trial should be ended at that time. It is expected that the down regulation assay will be a factor in the evaluation of whether we have reached optimal inhibition. It is noted, however, that the lack of toxicity is a major advantage for the drug candidate BP-100-1.01 since it allows higher levels of drug to be administered to the patient, increasing the potential therapeutic benefit.

As noted previously, the Company has completed two of the three evaluable patients required to close Cohort 6. Once Cohort 6 is completed, the Company and the Principal Investigator will determine whether the optimal biological dose has been reached, which would allow the Phase I trial to be ended. Since there has been no toxicity to date in the trial and none is expected even at a higher dose in a potential seventh cohort, the trade-off is ending the clinical trial sooner after Cohort 6 or waiting to complete a seventh cohort with a higher dose and potentially even better anti-leukemia benefits in the patient. Also previously noted, the Company is waiting for the arrival of the next drug batch, expected to be mid-second quarter of 2014. This has been slowed by the drug substance manufacturer’s backlog, which was lengthened somewhat after being acquired in the summer of 2013. In addition, plans and evaluation of manufacturing scale-up of the drug substance batch size continued. Scale-up of manufacturing batch size produced divergence from desired drug substance product parameters, with some product in the fourth quarter of 2013 not being acceptable for use. The most recent manufacturing scale-up drug substance batch appears to have corrected this with excellent product performance testing. Scale-up of manufacturing output of drug substance product and final drug product is critical to meeting the anticipated potential for high volume requirements of Bio-Path’s drug products for patients in multiple diseases. The larger size drug substance and final product batch sizes will also substantially drive down manufacturing cost per drug unit. The recent success on the part of the Company in raising capital should also improve drug supply by providing the financial resources that will enable the Company to commit to multiple drug batches beyond those required to satisfy near-term requirements.

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

BP-100-1.02

BP-100-1.02 (“Bcl-2” or “BP-100-1.02”) is Bio-Path's co-lead liposome delivered antisense drug candidate. The scientific name for BP-100-1.02 is Liposomal Bcl-2, a liposome delivered antisense cancer drug. BP-1001.02 is ready for clinic and is intended to target the lymphoma and certain solid tumor markets. Clinical targets for BP-100-1.02 include lymphoma, breast cancer, colon cancer, prostate cancer and leukemia. Liposomal Bcl-2 has the potential to treat 40%-60% of solid tumors.

Bcl-2 is a protein that is involved in regulating apoptosis or programmed cell death. Apoptosis is a physiologic mechanism of cell turnover by which cells actively commit suicide in response to aberrant external signals. Over-expression of Bcl-2 prevents the induction of apoptosis in response to cellular insults such as treatment with chemotherapeutic agents. Bcl-2 is over-expressed in more than 90% of follicular B-cell non-Hodgkins lymphoma due to a chromosomal rearrangement and is the key factor in the initiation of this malignancy. Bcl-2 is also overexpressed in a wide variety of solid tumors (it is estimated to be over-expressed in 40% of cancers). For example, Bcl-2 over-expression has been associated with the progression of prostate cancer from hormone dependence to hormone independence and may contribute to the relative drug resistant phenotype typically observed in hormone independent prostate cancer.

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

Projected Financing Needs

Previously, we anticipated that we would need to raise approximately an additional $7,330,000 to complete our core clinical trials for our product candidates. This included funds to complete the Phase I clinical trial for BP-100-1.01, one Phase II trial in BP-100-1.01, a Phase I clinical trial for BP-100-1.02, license and patent maintenance costs and general and administrative expenses. However, including opportunities for two additional Phase II clinical trials for BP-100-1.01 and a Phase I clinical trial for breast cancer added the requirement to raise an additional $5,500,000. Consequently, funding all of our opportunities for clinical trials previously required us to raise approximately $12,830,000. Since then, in January 2014, we sold shares of common stock and warrants to an institutional investor in a registered direct offering that provided us with approximately $13,750,000 in net proceeds. As a result, including cash balances from the end of year 2013, the Company had cash balances on hand in excess of $17,000,000 at the end of January 2014. Accordingly, we believe that our current level of resources should be sufficient to complete our current plan as described below.

The remaining cost of the Phase I clinical trial of BP-100-1.01 is expected to be approximately $300,000, including amounts needed to have end-of-trial analysis performed on patient data and a formal report, provided that the trial is completed after the next dose level.   If the Phase I clinical trial in BP-100-1.01 is successful, we expect to follow with multi-site Phase II trials in BP-100-1.01.  Successful Phase I and II trials of BP-100-1.01 are expected to provide clinical evidence to support BP-100-1.01 as a potential therapeutic drug product for treatment of AML, MDS and CML.  The Phase I clinical trial has already provided important clinical proof of concept that the Company’s core liposomal delivery technology appears to in fact work. The Phase II clinical trials in BP-100-1.01 are expected to cost approximately $2,000,000 each, or approximately $6,000,000 for all three to complete the basic treatment for the estimated number of patients.

Development of BP-100-1.01 to treat TNBC and IBC over the 18 month plan horizon is expected to require approximately $1,500,000. This amount is expected to fund the preclinical program and the Phase I clinical trial. It is anticipated that the Phase I clinical trial will cost less than a typical Phase I trial because the safety profile will have already been established upon conclusion of BP-100-1.01’s current clinical trial. This is expected to result in fewer patients being tested and a more efficient progression to an optimal biological dose.

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

Approximately $200,000 has been allocated to identifying other protein targets for development into liposomal antisense drug candidates. The balance of the $12,830,000 in funding needs from our revised plan over 18 months is approximately $3,030,000, which is planned to fund patent expenses, licensing fees, pre-clinical costs, consulting fees and management and administration. Of the total of $12,830,000 in projected expenses, approximately $9,800,000 in project costs is projected to be spent on clinical trials of our drug candidates and developing new drug candidates, and the balance is projected to be spent on period costs for professionals, organization and license costs. Actual spending of these funds is expected to be spread over the next 27 months.

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

We have generated approximately six full years of financial information and have demonstrated that we have been able to expand our business through an increased investment in our technology and trials. We cannot guarantee that plans as described in this annual report on Form 10-K will be successful or that we can continue to receive additional capital investment. Our business is subject to risks inherent in growing an enterprise, including, but not limited to, limited capital resources and possible rejection of our new products and/or clinical development methods. If financing is not available on satisfactory terms or at all, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

There can be no assurance of the following:

(1)	That the actual costs of a particular trial will come within our budgeted amount.
(2)	That any trials will be successful or will result in drug commercialization opportunities.
(3)	That we will be able to raise the sufficient funds to allow us to operate for three years or to complete our trials.

Background Information about MD Anderson

We anticipate that our initial drug development efforts will be pursuant to our exclusive license agreement with MD Anderson. MD Anderson's stated vision is to "make cancer history" (www.mdanderson.org).  Achieving that goal begins with integrated programs in cancer treatment, clinical trials, educational programs and cancer prevention.  MD Anderson is one of the largest and most widely recognized cancer centers in the world: U.S. News & World Report's America's "Best Hospitals" survey has ranked MD Anderson as one of the top two best hospitals in the nation since the survey began in 1990. MD Anderson will treat more than 100,000 patients this year, of which approximately 11,000 will participate in therapeutic clinical research exploring novel treatments which is the largest such program in the nation. MD Anderson employs more than 15,000 people including more than 1,000 medical doctors and Ph.D. clinicians and researchers, and is routinely conducting more than 700 clinical trials at any one time.

Each year, researchers at MD Anderson and around the globe publish numerous discoveries that have the potential to become or enable new cancer drugs. The pharmaceutical and biotechnology industries have more than 400 cancer drugs in various stages of clinical trials. Yet the number of actual new drugs that are approved to treat this dreaded disease is quite small and its growth rate is flat or decreasing. A successful new drug in this market is significant and substantially impacts those companies who have attained it: Genentech's Avastin, Novartis' Gleevec, OSI's Tarceva and Millennium's Velcade are examples of such drugs.

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

Relationship with MD Anderson

Bio-Path was founded to focus on bringing the capital and expertise needed to translate drug candidates developed at MD Anderson (and potentially other research institutions) into real treatment therapies for cancer patients.  To carry out this mission, Bio-Path negotiated or plans to negotiate several agreements with MD Anderson that will:

•	allow Bio-Path to develop MD Anderson's neutral lipid delivery technology;

•	give Bio-Path access if needed to MD Anderson's Pharmaceutical Development Center for drug development;
•	provide rapid communication to Bio-Path of new drug candidate disclosures in the Technology Transfer Office;
•	standardize clinical trial programs sponsored by Bio-Path; and
•	standardize sponsored research under a master agreement addressing intellectual property sharing.

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

License Agreement

We currently maintain an exclusive license agreement with MD Anderson (the “License Agreement”). The License Agreement relates to the delivery technology platform for antisense nucleic acids including two single nucleic acid (antisense) drug products. The License Agreement requires, among other things, that we reimburse MD Anderson for ongoing patent expense. Accrued license payments totaling $100,000 for accrued maintenance fees and past patent expenses are included in Current Liabilities as of December 31, 2013.  Past patent expenses represent patent expenses incurred by MD Anderson prior to executing the License Agreement with Bio-Path that are being amortized in quarterly payments. As of December 31, 2013, the Company estimates remaining reimbursable past patent expenses total approximately $75,000 for the antisense license.  The Company will be required to pay these patent expenses at the rate of $25,000 per quarter when invoiced by MD Anderson. In addition, accrued expense-related party of $52,050 was included in current liabilities as of December 31, 2013 representing accrued hospital expense for MD Anderson services treating patients in Bio-Path’s clinical trial of BP-100-1.01. This expense is unrelated to the License Agreement.

We intend to use our relationship with MD Anderson to develop drug compounds covered by the License Agreement through Phase IIa clinical trials, the point at which we will have demonstrated proof-of-concept of the efficacy and safety for our product candidates in cancer patients.  At such time, we may seek a development and marketing partner in the pharmaceutical or biotechnology industry.  In certain cases, we may choose to complete development and market the products ourselves. Our basic guide to a decision of whether or not to obtain a license for a potential drug candidate is as follows:

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

Intellectual property and competitive sustainability:   Is the intellectual property and competitive analysis sufficient to meet criteria established by major pharmaceutical companies assuming successful early clinical human results?

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

In addition to out-licensing revenue and value creation, we may fully develop one or more of our own drug candidates. For example, there are certain cancers that are primarily treated only in a comprehensive cancer center; of which there are approximately 40 in the US and perhaps 200 throughout the world. As a result, “marketing and distribution” can become a realistic possibility for select products.  These candidates may be eligible for orphan drug designation by the FDA which provides additional incentives in terms of market exclusivities and non-dilutive grant funding for clinical trials.

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

Business Strategy

In order to capitalize on the growing need for new drug candidates by the pharmaceutical industry, and recognizing the value of clinical data, we have developed our commercialization strategy based on the following concepts:

•	Develop in-licensed compounds to proof-of-concept in patients through Phase II.

•	Manage trials as if they were being conducted by a major pharmaceutical company: seamless transition; quality systems; documentation; and disciplined program management recognized by diligence teams of major pharmaceutical companies; trials conducted, monitored and data collected consistent with applicable FDA regulations to maximize Bio-Path’s credibility and value to minimize time to gain registration by partner.

•	Leverage outside testing firms for pre-clinical capabilities and MD Anderson for clinical development capabilities. Outside testing firms perform pre-clinical studies as well as clinical pharmacokinetics and pharmacodynamics while MD Anderson’s world-renowned clinics will be used for clinical trials, particularly for early clinical trials. This should allow us to develop our drug candidates with experienced professional staff at a reduced cost compared to using external contract research organizations to run clinical trials. This should also allow us to operate in an essentially virtual fashion, thereby avoiding the expense of setting up and operating laboratory facilities, and without losing control over timing or quality or IP contamination.

•	Use our scientific advisors and the Board to supplement our management team to critically monitor existing programs and evaluate new technologies and/or compounds discovered or developed at MD Anderson, or elsewhere, for in-licensing.

•	Hire a small team of employees or consultants: business development, regulatory management, and project management.

•	Outsource manufacturing and regulatory capabilities. Bio-Path will not need to invest its resources in building functions where it does not add substantial value or differentiation. Instead, it will leverage an executive team with expertise in the selection and management of high quality contract manufacturing and regulatory firms. Future manufacturing capabilities may be developed at a later date as a means to control the technology and ensure adequate supplies of our future internally developed drug products and for out-licensed drug products.

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

Agreement with ACORN CRO

On April 23, 2009, we announced that we had entered into an agreement with ACORN CRO, a full service, oncology-focused clinical research organization, to provide us with a contract medical officer and potentially other clinical trial support services.  Under such agreement, Bradley G. Somer, M. D., commenced serving as our medical advisor and medical liaison for the conduct of our Phase I clinical study of liposomal BP-100-1.01 in refractory or relapsed AML, CML, ALL and MDS.

Employees

We currently employ two full time employees.  We also have contractual relationships with several additional professionals who perform certain medical officer, regulatory and drug development duties. The Company plans to have in place a core organization that will enable us to execute on our expanded business plan.

Scientific Advisors

Our scientific advisors consist of the following scientists and drug development professionals:

Ana M. Tari, Ph.D., M.S. Co-founder of Bio-Path; Associate Professor, at the University of Florida at Gainesville.  In addition to her position at the University of Florida, Dr. Tari currently is also Director, Preclinical Operations and Research for Bio-Path Holdings, Inc. Previously, Dr. Tari was Associate Professor at MD Anderson.

Bradley G Somer, M.D. Medical Advisor to Bio-Path on a contract basis. Practicing oncologist in hematology, member of the Executive Committee with the West Hospital in Memphis Tennessee. Former site principal investigator for several clinical trial studies in CML.

Gillian Ivers-Read, BSc. Member of our Board and consultant for drug development strategy and operations. Currently Executive Vice President and co-founder of Clovis Oncology and formerly senior executive management with Cellgene, Pharmion and Aventis.

We anticipate that additional scientists and clinicians will be invited to join our scientific advisory board at a time and as appropriate as determined by the Board.

Competition

We are engaged in fields characterized by extensive research efforts, rapid technological progress, and intense competition. There are many public and private companies, including pharmaceutical companies, chemical companies, and biotechnology companies, engaged in developing products for the same human therapeutic applications that we are targeting. Currently, a significant portion of our competitors have substantially greater financial, technical and human resources than Bio-Path and are more experienced in the development of new drugs than Bio-Path. In order for us to compete successfully, we may need to demonstrate improved safety, efficacy, ease of manufacturing, and market acceptance of our products over the products of our competitors.  We will face competition based on the safety and efficacy of our drug candidates, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective, safer or more affordable products than we are able to develop or commercialize or obtain more effective patent protection. As a result, our competitors may commercialize products more rapidly or effectively than we may be able to, which would adversely affect our competitive position, the likelihood that our drug candidates, if approved, will achieve initial market acceptance and our ability to generate meaningful revenues from those drugs. Even if our drug candidates are approved and achieve initial market acceptance, competitive products may render such drugs obsolete or noncompetitive.

If any such drug is rendered obsolete, we may not be able to recover the expenses of developing and commercializing that drug. With respect to all of our drug candidates, we are aware of existing treatments and numerous drug candidates in development by our competitors.

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

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

Bio-Path is a development stage company with no revenue.   We have generated no revenues from our contemplated principal business activity.  We currently have no products available for sale, no product revenues, and may not succeed in developing or commercializing any drug products that will generate product or licensing revenues.  We do not expect to have any products on the market for several years.  In addition, development of any of our product candidates will require a process of pre-clinical and clinical testing, and submission to and approval by the FDA or other regulatory agencies, during which our products could fail.  Whether profitability is achieved may depend on success in developing, manufacturing and marketing our product candidates or in finding suitable partners to commercialize these candidates.

We will have no revenues in the foreseeable future.  We have never generated revenues and do not expect any revenues to be generated in the foreseeable future.  The drug development process is a lengthy process and no revenues from product sales will be generated for several years, if ever.

We will require additional capital in the foreseeable future. We anticipate that we have sufficient capital to fund our operations through the first quarter of 2016.  We expect we will be required to raise substantial additional financing at various intervals for additional drug development programs, including significant requirements for clinical trials, for operating expenses including intellectual property protection and enforcement, for pursuit of regulatory approvals and for establishing or contracting out manufacturing, marketing and sales functions.  We intend to seek additional funding from product-based collaborations, federal grants, technology licensing, and public or private financings, but there is no assurance that such additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the significant funding which is required to maintain and continue development programs at their current levels or at levels that may be required in the future.  We may be forced to accept funds on terms or pricing that is highly dilutive or otherwise onerous to other equity holders. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to further develop ourselves.

We have had a history of operating losses and we may never achieve profitability. If we continue to incur operating losses, we may be unable to continue our operations.  From inception on May 10, 2007 through December 31, 2013, we had a cumulative net loss of $15,397,296. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

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

As a result of the FDA approval of our application to commence Phase I clinical trials, we commenced Phase I clinical trials for our BP-100-1.01 in 2010. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for this product candidate.

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or yield unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidates.  We have commenced dosing patients in our Phase I clinical trials on our BP-100-1.01.  We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.  Many clinical trials are conducted under the oversight of Independent Data Monitoring Committees (or IDMCs). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, un-blinded data. Any of ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results.

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

We rely on collaboration agreements.   Our business strategy depends upon our ability to enter into collaborative relationships for the development and commercialization of products based on licensed compounds. We will face significant competition in seeking necessary and appropriate collaborators. Moreover, these arrangements are complex to negotiate and time-consuming to document.  We may not be successful in our efforts to establish or maintain our existing collaborative relationships, if any, or other alternative arrangements on commercially reasonable terms. We have not entered into any collaborative agreements and there can be no assurance that we will ever enter into such agreements.  If we are unable to enter into collaborative agreements, our business model must change and we will be required to raise even greater capital to fund the costs of services that we anticipate having provided by collaborators.  This will make an investment in Bio-Path an even greater risk to investors.

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

We intend to rely on third parties for manufacturing.   We have no manufacturing experience and no commercial scale manufacturing capabilities and we do not expect to manufacture any products in the foreseeable future. In order to continue to develop products, apply for regulatory approvals and ultimately commercialize products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.  The Company may evaluate developing its own manufacturing facility(ies) at an appropriate time in the future; however, there is no assurance that we will ever develop our own manufacturing facility(ies).

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

We rely on key members of scientific and management staff.   Our success depends on the availability and contributions of members of our current and future scientific team and our current and future senior management teams and other key personnel that we currently have or which we may develop in the future. The loss of services of any of these persons could delay or reduce our product development and commercialization efforts. Furthermore, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. The loss of members of our management team, key clinical advisors or scientific personnel, or our inability to attract or retain other qualified personnel or advisors, could significantly weaken our management, harm our ability to compete effectively and harm our business.

Our ability to develop and commercialize drugs depends on our ability to protect our intellectual property.   The Company maintains the License Agreement with MD Anderson.   The patents underlying the licensed intellectual property and positions, and those of other biopharmaceutical companies, are generally uncertain and involve complex legal, scientific and factual questions.

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

We rely on third party patents.  We may not have rights under some patents or patent applications related to products we may develop in the future. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, to develop, manufacture, sell or import some of our future products, Bio-Path or our collaborators may choose to seek, or be required to seek, licenses under third party patents issued in the United States and abroad or under patents that might be issued from United States and foreign patent applications. In instances in which Bio-Path must obtain a license for third party patents, we may be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products.

We may become exposed to patent litigation.  There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industry. We may become a party to various types of patent litigation or other proceedings regarding intellectual property rights from time to time even under circumstances where we are not using and do not intend to use any of the intellectual property involved in the proceedings.

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

The pharmaceutical and biotechnology industry is highly competitive.   The pharmaceutical and biotechnology industry is highly competitive and characterized by rapid and significant technological change. We will face intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our future technologies. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products that are competitive with our future product candidates in the therapeutic effect these competitive products have on diseases targeted by our product candidates. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than any that we may develop.  Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products.

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

The commercial success of our products will depend upon market reception.  The commercial success of any of our future products for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. Many of the products that we will develop will be based upon technologies or therapeutic approaches that are relatively new and unproven. As a result, it may be more difficult for us to achieve regulatory approval or market acceptance of our products. Our efforts to educate the medical community on these potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our future products as compared to competitive products will also affect market acceptance.

Changes in our relationship with MD Anderson may adversely and materially impact our business.   Our License Agreement with MD Anderson provides MD Anderson the right to terminate the License Agreement upon written notice to us if we do not meet all of our requirements under the License Agreement, which requires us to file an Investigational New Drug Application with the FDA or have a commercial sale of a licensed product within an agreed upon period of time.  If the License Agreement or any other agreements we enter into with MD Anderson is terminated for any reason, our business will be adversely and materially adversely affected.

We have no sales, marketing and distribution capabilities. We currently have no sales, marketing, or distribution capabilities and do not intend to develop such capabilities in the foreseeable future. If we are unable to establish sales, marketing, or distribution capabilities either by developing our own sales, marketing and distribution organization or by entering into agreements with others, we may be unable to successfully sell any products that we are able to begin to commercialize. If we, and our strategic partners, are unable to effectively sell our products, our ability to generate revenues will be harmed. We may not be able to hire, in a timely manner, the qualified sales and marketing personnel for our needs, if at all. In addition, we may not be able to enter into any marketing or distribution agreements on acceptable terms, if at all. If we cannot establish sales, marketing and distribution capabilities as we intend, either by developing our own capabilities or entering into agreements with third parties, sales of future products, if any, will be harmed.

We are exposed to potential product liability claims or recalls.   Our business will expose us to potential product liability risks inherent in the clinical testing and manufacturing and marketing of pharmaceutical products, and we may not be able to avoid significant product liability exposure. A product liability claim or recall could be detrimental to our business. In addition, we do not currently have any product liability or clinical trial insurance, and we may not be able to obtain or maintain such insurance on acceptable terms, or we may not be able to obtain any insurance to provide adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products that we develop.

Rapid technology change and obsolescence may adversely affect our ability to complete necessary regulatory requirements and introduce our proposed products in the market. New products and technological developments in the healthcare field may adversely affect our ability to complete the necessary regulatory requirements and introduce the proposed products in the market. The healthcare field, which is the market for our products, is characterized by rapid technological change, new and improved product introductions, changes in regulatory requirements, and evolving industry standards. Our future success will depend to a substantial extent on our ability to identify new market trends on a timely basis and develop, introduce and support proposed products on a successful and timely basis. If we fail to develop and deploy our proposed products on a successful and timely basis, we may not be competitive.

Risks Relating to Governmental Approvals

Our business is subject to extensive regulatory requirements.  The testing, manufacturing, labeling, advertising, promotion, exporting, and marketing of our products are subject to extensive regulation by governmental authorities in Europe, the United States and elsewhere throughout the world.

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

We must complete extensive clinical trials to demonstrate the safety and efficacy of our drug candidates.  In order to obtain regulatory approvals for the commercial sale of our products, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates.  We are currently dosing patients in our Phase I clinical trials for BP-100-1.01.  We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to move on to Phase II or Phase III clinical trials or commence and complete any other clinical trials for any other products.

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

We may not be able to sell our product candidates on a competitive basis. If our future strategic partners succeed in bringing our product candidates to the market, they may not be considered cost-effective, and coverage and adequate payments may not be available or may not be sufficient to allow us to sell our products on a competitive basis. In both the United States and elsewhere, sales of medical products and therapeutics are dependent, in part, on the availability of reimbursement from third party payors, such as health maintenance organizations and other private insurance plans, and governmental programs such as Medicare.

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

We may be subject to new federal and state legislation to submit information on our open and completed clinical trials to public registries and databases.  In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the Food and Drug Administration Modernization Act (the “FDMA”), in order to promote public awareness of and access to these clinical trials. Under the FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location and contact information of the trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those trials that have been registered with a no-cost, publicly accessible database, such as www.clinicaltrials.gov. Federal legislation was introduced in the fall of 2004 to expand www.clinicaltrials.gov and to require the inclusion of study results in this registry. The Pharmaceutical Research and Manufacturers of America has also issued voluntary principles for its members to make results from certain clinical studies publicly available and has established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. Failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines and other penalties, all of which could materially harm our business.

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

Other Corporate Risks

Our articles of incorporation grant our Board the power to designate and issue additional shares of common and/or preferred stock.  Our authorized capital consists of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Our preferred stock may be designated into series pursuant to authority granted by our articles of incorporation, and on approval from our Board. The Board, without any action by our shareholders,  may designate and issue shares in such classes or series as the Board deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock.

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

Sale of substantial number of shares of our common stock in the public market could cause our stock price to fall. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Limits are placed on the liability of our directors. As permitted by Utah law, our articles of incorporation limit the liability of directors to the Company or its shareholders for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of such articles of incorporation and Utah law, our shareholders may have limited rights to recover against directors for breach of fiduciary duty.

Our employees, agents, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with applicable regulatory standards and requirements. We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants, and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. Such misconduct could involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We currently have a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and our code of conduct and the other precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, which could have a significant impact on our business. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud. We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our common stock may be delisted from the NASDAQ Capital Market which could negatively impact the price of our common stock and our ability to access the capital markets. The listing standards of the NASDAQ Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum shareholders’ equity, minimum market value of publicly held shares and various additional requirements. If we fail to comply with all listing standards applicable to issuers listed on the NASDAQ Capital Market, our common stock may be delisted. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our shareholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from the NASDAQ Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease a small office in Houston, Texas. The office will be expanded or we may relocate our office as additional employees join Bio-Path or as otherwise needed.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

As of March 10, 2014, our common stock is quoted on the NASDAQ Capital Market under the symbol “BPTH.” Our common stock was previously quoted on the OTCQX under the symbol “BPTH”.  The prices reported below reflect inter-dealer prices per share, without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended December 31, 2012

First Fiscal Quarter	$.38	$.13
Second Fiscal Quarter	$.42	$.24
Third Fiscal Quarter	$.42	$.32
Fourth Fiscal Quarter	$.41	$.26

Fiscal Year Ended December 31, 2013

First Fiscal Quarter	$.60	$.30
Second Fiscal Quarter	$.60	$.40
Third Fiscal Quarter	$2.85	$.42
Fourth Fiscal Quarter	$4.10	$1.55

Holders

As of March 24, 2014, there were 89,237,872 shares of common stock of the Company outstanding and approximately 549 shareholders of record.

Dividends

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of Shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders (1)	6,032,188	$0.90	6.8 yrs.	2,391,599
Equity compensation plans not approved by shareholders	—	—	—	—

(1)         Reflects number of shares of common stock to be issued upon exercise of outstanding options and warrants under all of our equity compensation plans, including our 2007 Stock Incentive Plan.  No shares of common stock are available for future issuance under any of our equity compensation plans, except the 2007 Stock Incentive Plan. The outstanding options and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.  Remaining average term to expiration of options outstanding is as of December 31, 2013.

Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2013, the Company completed our private offering of up to $4 million of our common stock. In connection therewith, the Company issued and sold an aggregate of 8,052,514 shares of common stock to certain accredited investors for gross proceeds to the Company of approximately $3.22 million. The Company agreed to pay cash commissions to its placement agent equal to ten percent of the aggregate purchase price of such shares. In addition, the Company agreed to issue to its placement agent one share of the Company’s common stock for every ten shares sold as additional compensation. Such shares will not be or have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company sold these unregistered securities pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

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

Our Restated Bylaws provide indemnification to our officers and directors and certain other persons with respect to certain matters.  Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors and officers, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

Transfer Agent and Registrar

Our transfer agent is Fidelity Transfer Company, 8915 South 700 East, Suite 102, Sandy, Utah 84070; telephone (801) 562-1300.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, which may cause our actual results to differ materially from plans and results discussed in forward-looking statements.  We encourage you to review the risks and uncertainties, discussed in the section entitled “Risk Factors,” and the “Note Regarding Forward-Looking Statements,” included elsewhere in this Form 10-K.  The risks and uncertainties can cause actual results to differ significantly from those forecasted in forward-looking statements or implied in historical results and trends.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

Overview

We were formed under the name of Ogden Golf Co. Corporation.  We terminated our retail golf store operations in December 2006.  On February 14, 2008, we acquired Bio-Path Subsidiary in a reverse merger transaction (the “Merger”).  In connection with the Merger, we changed our name to Bio-Path Holdings, Inc., we acquired Bio-Path Subsidiary as a wholly owned subsidiary and we appointed new officers and directors.  In connection with the Merger, we also increased our authorized capital stock and adopted a stock incentive plan.  The Merger and related matters are further described in a Form 8-K filed with the SEC on February 19, 2008. Subsequent to the Merger, we changed our fiscal year end from June 30th to December 31st.

Bio-Path Subsidiary was formed to finance and facilitate the development of novel cancer therapeutics.  Our plan was to acquire licenses for drug technologies from MD Anderson, to fund clinical and other trials for such technologies and to commercialize such technologies. We currently maintain the License Agreement with MD Anderson. The License Agreement specifically provides drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense.  The Company is currently developing only the liposomal antisense delivery technology and products. Bio-Path’s business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into authentic therapeutic drugs candidates.  Our strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of MD Anderson, to advance these candidates into initial human efficacy trials (Phase IIa), and out-license and/or market each successful potential drug to a pharmaceutical company.

Plan of Operation

See Item 1 of this Form 10-K.

Results of Operations

Results of Operations for the twelve months ended December 31, 2013 and December 31, 2012.

Revenues. We have no operating revenues since our inception.

Research and Development Expenses. Our research and development expense was $1,518,885 for the twelve month period ended December 31, 2013; an increase of $386,173 over the twelve month period ended December 31, 2012. The increase in research and development expense for the twelve months ended December 31, 2013 compared to the comparable period ended December 31, 2012 was primarily due to a $316,308 increase in expense for drug product material used in our clinical trial due to higher drug doses being administered to patients, and approximately $60,450 for new preclinical testing programs undertaken in 2013. Our research and development expense was $5,844,481 for the period from inception through December 31, 2013. Research and development expense-related party was $115,705 for the twelve month period ended December 31, 2013, a decrease of $348,165 compared to the comparable twelve month period ended December 31, 2012. The decrease in research and development expense-related party was due primarily to a decrease in technology impairment expense for the twelve month period ended December 31, 2013. Research and development expenses-related party was $1,179,325 for the period from inception through December 31, 2013.

General and Administrative Expenses. Our general and administrative expenses were $1,634,650 for the twelve month period ended December 31, 2013; an increase of $648,553 compared to the 12 month period ended December 31, 2012. The increase in general and administrative expense for the twelve month period ended December 31, 2013 compared to the twelve month period ended December 31, 2012 was due to an increase in stock option expense for management, officers and directors totaling $661,861, a non-cash expense that is based upon the Black Scholes fair value of the options grants. Excluding stock option expense, general administrative expenses for the twelve month period ended December 31, 2013 were $13,308 lower than the comparable period ended December 31, 2012. General and administrative expenses were $8,694,113 for the period from inception through December 31, 2013.

Net Loss. Our net loss was $3,266,013 for the twelve month period ended December 31, 2013 compared to a loss of $2,582,537 for the twelve month period ended December 31, 2012. The increase in the net loss for the twelve month period ended December 31, 2013 compared to the comparable twelve month period ended December 31, 2012 was due to an increase in research and development and general and administrative expenses more than offsetting a decrease in research and development expense-related party. Net loss per share, both basic and diluted, was $0.05 per share for the twelve month period ended Decembers 31, 2013 compared to $0.04 per share for the twelve month period ended December 31, 2012. Our net loss was $15,397,296 for the period from inception through December 31, 2013, and net loss per share, both basic and diluted, was $0.31 for the period from inception through December 31, 2013. Included in the net loss for the period from inception through December 31, 2013 is other income of $320,623, comprised of $81,127 in interest income and other income of $244,479 representing a grant received from the U.S. Government.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private placements and direct public and private sales of our capital stock. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, public or private equity offerings and debt financings. Additionally, we will be seeking collaborations and license arrangements for our product candidates. We may seek to access the public or private equity markets whenever conditions are favorable.

At December 31, 2013, we had cash of $3,551,832 compared to $534,046 at December 31, 2012.  The increase in cash balances during the twelve month period ended December 31, 2013 results from $5,330,946 in net proceeds received from the sale of shares of the Company’s common stock, offset to some extent by $2,313,160 in cash used in operations. We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the twelve months ended December 31, 2013 was $2,313,160 compared to net cash used in operating activities of $1,993,404 for the comparable twelve month period ended December 31, 2012.  Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by proceeds from the sale of the shares of the Company’s common stock and other capital raising efforts.

Net cash provided by financing activities in 2013 was $5,330,946 compared to $1,600,198 for 2012.  Since inception through December 31, 2013, we have net cash provided from financing activities of $13,790,331. We believe that our available cash at December 31, 2013, together with the proceeds received from the registered direct public offering described below, will be sufficient to fund our liquidity and capital expenditure requirements through the first quarter of 2016.

On November 5, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on January 13, 2014. The shelf registration statement was filed to register the offering and sale of up to $100 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

On January 15, 2014, we entered into a securities purchase agreement, as amended, with the Sabby Investors, pursuant to which the Company agreed to sell an aggregate of 5,000,000 shares of its common stock and warrants to purchase a total of 2,500,000 shares of its common stock to the Sabby Investors for gross proceeds of approximately $15,000,000. The net proceeds to the Company from the registered direct public offering, after deducting the placement agent’s fees and expenses, the Company’s estimated offering expenses, and excluding the proceeds from the exercise of the warrants issued in the offering, were approximately $13,750,000. The offering closed on January 21, 2014. We will use the net proceeds from this offering and sale of securities for working capital and general corporate purposes in order to support implementation of our current business plan.

Future Capital Needs

We anticipate that we will need to raise additional funds to continue our business model.  Inasmuch as we have received limited income from operations, we are required to depend upon the sale of our securities as our principal sources of cash for the foreseeable future.  There can be no assurance that we will be able to continue to raise cash through the sale of our securities in the future.  The amount and pace of research and development work that we can do or sponsor, and our ability to commence and complete the clinical trials that are required in order for us to obtain FDA and foreign regulatory approval of products, depend upon the amount of money we have.  We have attempted to reduce overhead expenses due to the limited amount of funds available.  Future research and clinical study costs are not presently determinable due to many factors, including the inherent uncertainty of these costs and the uncertainty as to timing, source, and amount of capital that will become available for these projects.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

Bio-Path has entered into the License Agreement with MD Anderson. A summary of certain material terms of the License Agreement is detailed in Item 1 of this Form 10-K.

In the fourth quarter of 2013, Bio-Path entered into two project plan agreements with the Company’s drug substance manufacturer and its final drug product manufacturer for the manufacture and delivery of final drug product for expected delivery in the first quarter of 2014. Subsequent scheduling now has this drug product arriving mid-second quarter 2014. The project plans require the Company to pay approximately $270,000 in various stages as the drug substance and final product are manufactured and delivered to the Company. Of this amount, $51,364 has been paid for by the Company, which is carried on the Balance Sheet as Prepaid Drug Product for Testing. This amount substantially represents the entire financial commitments to the drug substance and the drug product manufacturers for the new batch of drug product. The drug product is anticipated to be delivered to the Company in the second quarter of 2014 and the Balance Sheet item Prepaid Drug Product for Testing totaling $51,364 will be expensed when received.

In April 2009, we entered into an agreement with ACORN CRO, a full service, oncology focused clinical research organization, to provide Bio-Path with a contract medical advisor and potentially other clinical trial support services. Concurrent with signing the agreement, Bradley G. Somer, M.D., serves as Bio-Path’s Medical Officer and medical liaison for the conduct of the Company’s Phase I clinical study of liposomal BP-100-1.01 in refractory or relapsed AML, CML, ALL and MDS.

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

Principles of Consolidation. The consolidated financial statements include the accounts of Bio-Path Holdings, Inc., and its wholly-owned subsidiary Bio-Path, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Related Party. Based on its stock ownership in the Company, MD Anderson Cancer Center meets the criteria to be deemed a related party of Bio-Path Holdings. For the years ending December 31, 2013 and 2012, MD Anderson related party research and development expense was $115,705 and $463,870, respectively. MD Anderson related party research and development expense for the year ending December 31, 2013 included clinical trial hospital expense of $52,050, and license expense of $63,655 including license maintenance fees of $50,000 and $13,655 in patent expenses not capitalized in the technology license other asset. As of December 31, 2013, the Company had $100,000 in accrued license payments payable due to the related party for the annual maintenance fee and past patent expenses for the Company’s Technology License, and $52,050 in accrued R&D related expense for the clinical trial. See Notes 4, 5 and, 6 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. For the year ended December 31, 2012, the Company had $463,870 in R&D related party expense for the clinical trial, license maintenance fee and technology impairment, accounts payable related party of $8,582 for patent expenses not capitalized in the technology license and accrued license payments payable related party of $100,000 for the annual maintenance fee and past patent expenses, and $26,000 accrued expense related party for clinical trial hospital expenses.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. As a result, as of December 31, 2013, $3,301,832 of the Company’s cash balances was not covered by the FDIC. As of December 31, 2012 the Company had $534,046 in cash on-hand, of which $284,046 was not covered by Federal Deposit Insurance Corporation insurance.

Intangible Assets/Impairment of Long-Lived Assets. As of December 31, 2013, Other Assets totaled $1,411,518 for the Company’s technology license, comprised of $2,500,374 in value acquiring the Company’s technology license and its intellectual property, less accumulated amortization of $1,088,856. The technology value consists of $836,207 in cash paid or accrued to be paid to MD Anderson, plus 3,138,889 shares of common stock granted to MD Anderson valued at $2,354,167 less $690,000 for impairment expense taken in December of 2011 and June of 2012. See Note 1 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology license became effective. The Company accounts for the impairment and disposition of its long-lived assets in accordance with generally accepted accounting principles (GAAP). Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable. The Company estimates that approximately $160,000 will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022. As of December 31, 2012 Other Assets totaled $1,572,143 comprised of $2,500,374 in value acquiring the Company’s technology licenses and its intellectual property, less accumulated amortization of $928,231.

Research and Development Costs. Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense. For the year 2013, the Company had $1,518,885 of costs classified as research and development expense and $115,705 of related party research and development expense. Of the research and development expense totaling $1,518,885, $160,625 was for amortization of the technology license, $32,879 was for stock options expense for individuals involved in research and development activities, $389,911 for drug substance batches, $17,897 for drug storage and transportation, $502,940 for final drug product material, $85,494 for clinical trial expense, $79,648 for advisory services, $63,655 for license expense and the balance of approximately $185,836 was for drug product testing, clinical trial hospital expense, patient data management system development and other R&D activities. Of the $115,705 related party research and development expense, $52,050 was comprised of clinical trial hospital costs, $50,000 for technology license maintenance fees and $13,655 in patent expenses not capitalized in technology license-Other Assets. For the year 2012, the Company had $1,132,712 of costs classified as research and development expense and $463,870 of related party research and development expense.

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

Net Loss Per Share. In accordance with GAAP and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2013 and 2012, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2013 and 2012. The calculation of Basic and Diluted earnings per share for 2013 did not include 4,848,298 shares and 10,000 shares issuable pursuant to the exercise of vested common stock options and vested warrants, respectively, as of December 31, 2013 as the effect would be anti-dilutive. The calculation of Basic and Diluted earnings per share for 2012 did not include 3,296,354 shares and 10,000 shares issuable pursuant to the exercise of vested common stock and vested warrants, respectively, as of December 31, 2012 as the effect would be anti-dilutive.

Comprehensive Income. Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. At December 31, 2013 and 2012, the Company has no reportable differences between net loss and comprehensive loss.

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

New Accounting Pronouncements. From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2013.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management, with the participation of our Chief Executive Officer (who is also the Acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2013.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The current directors and officers of Bio-Path Holdings, Inc. who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position - Committee

Peter H. Nielsen	63	Chief Executive Officer/President/Chief Financial Officer/Treasurer/ Chairman of the Board and Director

Douglas P. Morris	58	Vice President of Corporate Development/ Secretary/Director

Ulrich W. Mueller	47	Chief Operating Officer

Gillian Ivers-Read	60	Director

Michael J. Garrison	44	Director

Heath W. Cleaver	41	Director

Background Information

Peter H. Nielsen. Mr. Nielsen is a co-founder of Bio-Path, serving as its Chief Executive Officer, President and Chief Financial Officer/Treasurer and Chairman of the Board. Mr. Nielsen has developed a close working relationship over the last six years with key individuals at MD Anderson and suppliers. Mr. Nielsen has a broad management background in senior management, leading turnarounds of several large companies.  He also has experience in finance, product development, cost and investment analysis, manufacturing and planning.  He has also worked with several other biotech companies developing and executing on strategies for growth and is currently a Director of Synthecon, Inc., a manufacturer of 3D bioreactors.  Prior to joining Bio-Path, Mr. Nielsen served as Chief Financial Officer of Omni Energy Services Corp., a NASDAQ traded energy Services Company.  Mr. Nielsen was a Lieutenant in the U.S. Naval Nuclear Power program where he was Director of the Physics Dept. and was employed at Ford Motor Company in product development.  He holds engineering and M.B.A. finance degrees from the University of California-Berkeley.

Ulrich W. Mueller, Ph.D. Dr. Mueller serves as Bio-Path’s Chief Operating Officer. Dr. Mueller most recently served as Vice President, Industry Relations and Clinical Research Support, of Fred Hutchinson Cancer Research Center, a leading research center for cancer and other life-threatening diseases, since 2007. At Fred Hutchinson Cancer Research Center Dr. Mueller managed various administrative departments. Between 2000 and 2007, Dr. Mueller served in various capacities at MD Anderson, including as Managing Director, Director of Licensing, and Assistant Director of Business Development. Dr. Mueller holds a Ph.D. in Cell and Molecular Biology from Baylor College of Medicine, a Master’s degree in Biology from Texas A&M University, and a Bachelor of Science in Microbiology from New Mexico State University.

Douglas P. Morris. Mr. Morris is a co-founder of Bio-Path serving as its Vice President of Corporate Development, Secretary and a Director. Between 1993 and 2010, Mr. Morris served as an officer and director of Celtic Investment, Inc., a financial services company. Celtic Investment owns Celtic Bank, an FDIC insured industrial loan company chartered under the laws of the State of Utah. Since 1990, Mr. Morris owns and operates Hyacinth Resources, LLC (“Hyacinth”).  Hyacinth is a privately held business consulting firm. Hyacinth consults with privately held and publicly held corporations relating to management, merger and acquisitions, debt and equity financing, capital market access, and market support for publicly traded securities. Hyacinth also holds investments purchased by Mr. Morris.  In 2007, Mr. Morris formed Sycamore Ventures, LLC, a privately-held consulting firm.  In 2013, Mr. Morris joined ChamTech Technologies, Inc. as Vice-President, and nCAP Holdings, LLC, and affiliated subsidiaries as a Managing Member. Mr. Morris has a Bachelor of Arts from Brigham Young University and attended graduate school at the University of Southern California.

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

Heath W. Cleaver. Mr. Cleaver has served as Chief Financial Officer of Porto Energy Corp., a Canadian Venture Exchange listed junior oil and gas exploration company with concessions to 1.6 million net acres in Portugal since February 2011.  From August 2010 until February 2011, Mr. Cleaver served as Chief Accounting Officer of Porto Energy Corp.  Mr. Cleaver served as Corporate Controller and then as Vice President and Chief Accounting Officer for BPZ Energy from October 2006 to mid-2010. Prior to joining BPZ, Mr. Cleaver was engaged as a consultant for a variety of public companies such as Rosetta Resources, Calpine Natural Gas and Index Oil and Gas. Beginning in November 1997 through August 2004, Mr. Cleaver served in various accounting roles, including Financial Controller, at Horizon Offshore Contractors, Inc. Mr. Cleaver is a Certified Public Accountant in the state of Texas and holds a Bachelor's Degree in Business Administration - Accounting from Texas A&M University. Mr. Cleaver has extensive experience working with the NYSE, NASDAQ, & TSX-V listed development companies and has helped raise over $1.5 billion in debt and equity during his career.  Mr. Cleaver also has extensive experience working with the SEC, FINRA, ASC, IRS and other government regulatory bodies.

Board of Directors

Our operations are managed under the broad supervision of the Board, which has ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. Our Board is currently comprised of three independent directors and two non-independent directors. The Board has determined that current directors, Gillian Ivers-Read, Michael J. Garrison and Heath W. Cleaver are “independent” as independence is defined under the listing standards for The NASDAQ Stock Market. The Board based these determinations primarily on a review of the responses our directors provided to questions regarding employment and compensation history, affiliations and family and other relationships.

Committees of the Board of Directors

The Board has a standing audit committee (the “Audit Committee”), compensation committee (the “Compensation Committee”) and nominating/corporate governance committee (the “Nominating/Corporate Governance Committee”). The Board may also establish other committees from time to time as necessary to facilitate the management of the business and affairs of the Company. The information below summarizes the functions of each of the committees in accordance with their charters.

Audit Committee

The Audit Committee has been structured to comply with the requirements of Section 3(a)(58)(A) of the Exchange Act. The Board has determined that the Audit Committee members have the appropriate level of financial understanding and industry specific knowledge to be able to perform the duties of the position and are financially literate and have the requisite financial sophistication as required by the applicable listing standards of NASDAQ.

The Audit Committee, as permitted by, and in accordance with, its charter, is responsible to periodically assess the adequacy of procedures for the public disclosure of financial information and review on behalf of the Board, and report to the Board, the results of its review and its recommendation regarding all material matters of a financial reporting and audit nature, including, but not limited to, the following main subject areas:

•	financial statement, including management’s discussion and analysis thereof;

•	financial information in any annual information form, proxy statement, prospectus or other offering document, material change report, or business acquisition report;

•	press releases regarding annual and interim financial results or containing earnings guidance;

•	internal controls;

•	audits and reviews of financial statements of the Company and its subsidiaries; and

•	filings with securities regulators containing financial information, including filings under Forms 10-K and 10-Q.

The Audit Committee is responsible to appoint and set the compensation for the independent registered public accounting firm annually and to review and evaluate such external auditor. This external auditor reports directly to the Audit Committee. The Audit Committee is responsible to establish the Company’s hiring policies regarding current and former partners and employees of the external auditor. In addition, the Audit Committee is responsible to pre-approve all audit and non-audit services undertaken by the external auditor.

The Audit Committee has direct responsibility for overseeing the work of the external auditor engaged for the purpose of preparing or issuing an auditor’s report or performing other audit, review or attest services, including the resolution of disagreements between the external auditor and management.

The Audit Committee meets at least once per fiscal quarter to fulfill its responsibilities under its charter and in connection with the review of the Company’s quarterly and annual financial statements. The Audit Committee was established on February 11, 2014. The Audit Committee is comprised of Gillian Ivers-Read, Michael J. Garrison and Heath W. Cleaver. Mr. Cleaver is the chair of the Audit Committee. The Board has determined that Mr. Cleaver qualifies as an “audit committee financial expert” under the Exchange Act and that each member of the Audit Committee is an independent director.

Compensation Committee

The Compensation Committee’s role is to assist the Board in fulfilling its responsibilities relating to matters of human resources and compensation, including equity compensation, and to establish a plan of continuity and development for the Company’s senior management. The Compensation Committee operates under a written charter adopted by the Board. The Compensation Committee periodically assesses compensation of the Company’s executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company and such other companies into consideration. All decision with respect to the compensation of the Chief Executive Officer of the Company are determined and approved either solely by the Compensation Committee or together with other independent directors, as directed by the Board. All decisions with respect to non-CEO executive compensation, and incentive-compensation and equity based plans are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval. In addition, the Compensation Committee will, as appropriate, review and approve public or regulatory disclosure respecting compensation, including the Compensation Disclosure and Analysis, and the basis on which performance is measured. The Compensation Committee has the authority to retain and compensate any outside adviser as it determines necessary to permit it to carry out its duties. The Compensation Committee has not to date engaged the services of any executive compensation consultant. The Compensation Committee may not form or delegate authority to subcommittees without the prior approval of the Board.

The Compensation Committee is comprised of Ms. Ivers-Read and Messrs. Garrison and Cleaver, all of whom are independent under the rules of NASDAQ. The Compensation Committee meets as necessary. In 2013, the Compensation Committee met two times. Mr. Garrison is the chair of the Compensation Committee.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee’s charter provides that the responsibilities of such committee include:

•	evaluating, identifying and recommending nominees to the Board;

•	considering written recommendations from the shareholders of the Company for nominees to the Board;

•	recommending directors to serve as committee members and chairs;

•	reviewing and developing corporate governance guidelines, policies and procedures for the Board;

•	reviewing disclosure by the Company of matters within the Nominating/Corporate Governance Committee’s mandate; and

•	reviewing and evaluating the Nominating/Corporate Governance Committee’s charter and efficacy.

The Nominating/Corporate Governance Committee is responsible for, among other things, identifying and recommending potential candidates for nomination to the Board. The Nominating/Corporate Governance Committee receives advice from the Board and will consider written recommendations from the shareholders of the Company respecting individuals best suited to serve as directors, and, when necessary, develops its own list of appropriate candidates for directorships.

The Nominating/Corporate Governance Committee is comprised of Ms. Ivers-Read and Messrs. Garrison and Cleaver, all of whom are independent under the rules of NASDAQ. The Nominating/Corporate Governance Committee was established on February 11, 2014. The Nominating/Corporate Governance Committee meets at least annually, and otherwise as necessary. Ms. Ivers-Read is the chair of the Nominating/Corporate Governance Committee.

Availability of Committee Charters and Other Information

The charters for our Audit Committee, Compensation Committee, and Nominating/Corporate Governance Committee, as well as our Corporate Governance Guidelines, Employee Code of Conduct, and Code of Business Conduct and Ethics for Members of the Board, are available under the section titled “Corporate Governance” on the Investor/Media page of the Company’s website, www.biopathholdings.com. We intend to disclose any changes to or waivers from the Employee Code of Business Conduct and Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC.

We also make available on our website, free of charge, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as other documents that we file with or furnish to the SEC pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC.

Nomination Process

It is our Board’s responsibility to nominate members for election to the Board and for filling vacancies on the Board that may occur between annual meetings of shareholders. The Nominating/Corporate Governance Committee assists the Board by identifying and reviewing potential candidates for Board membership consistent with criteria approved by the Board. The Nominating/Corporate Governance Committee also annually recommends qualified candidates (which may include existing directors) for approval by the Board of a slate of nominees to be proposed for election to the Board at the annual meeting of shareholders.

In the event of a vacancy on the Board between annual meetings of the Company’s shareholders, the Board may request that the Nominating/Corporate Governance Committee identify, review and recommend qualified candidates for Board membership for Board consideration to fill such vacancies, if the Board determines that such vacancies will be filled. The Company’s Restated Bylaws allow for up to fifteen directors. The Board is permitted by the Restated Bylaws to change the number of directors by a resolution adopted by the Board. In February 2014, the size of the Board was increased from four to five members and Heath W. Cleaver was appointed to fill the vacancy.

When formulating its recommendations for potential Board nominees, the Nominating/Corporate Governance Committee seeks and considers advice and recommendations from management, other members of the Board and may seek or consider advice and recommendations from consultants, outside counsel, accountants, or other advisors as the Nominating/Corporate Governance committee or the Board may deem appropriate.

Board membership criteria are determined by the Board, with input from the Nominating/Corporate Governance Committee. The Board is responsible for periodically determining the appropriate skills, perspectives, experiences, and characteristics required of Board candidates, taking into account the Company’s needs and current make-up of the Board. This assessment should include appropriate knowledge, experience, and skills in areas deemed critical to understanding the Company and its business; personal characteristics, such as integrity and judgment; and the candidate’s commitments to the boards of other companies. Each Board member is expected to ensure that other existing and planned future commitments do not materially interfere with the member’s service as a director and that he or she devotes the time necessary to discharge his or her duties as a director.

Nominations for Directors

The Nominating/Corporate Governance Committee will consider candidates for director nominees that are recommended by shareholders of the Company in the same manner as Board recommended nominees, in accordance with the procedures set forth in the Restated Bylaws. Any such nominations should be submitted to the Nominating/Corporate Governance Committee c/o Secretary, Bio-Path Holdings, Inc., 2626 South Loop, Suite 180, Houston, Texas 77054 and should be accompanied by the following information:

•	appropriate biographical information, a statement as to the qualifications of the nominee and any other information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and

•	the name(s) and address(es) of the shareholder(s) making the nomination and the number of shares of the Company’s common stock that are owned beneficially and of record by such shareholder(s).

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

Kevin Rando, MBA.   Mr. Rando has nearly twenty years’ experience in the pharmaceutical industry as a clinical research professional in clinical trial operations and as a monitor of clinical trials.  He has experience in clinical research associate staffing, management, & training and protocol site management in pharmacy audit.  Mr. Rando also performs protocol and CRF design/review and database review.

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

Ana Tari, Ph.D.   Dr. Tari is an Associate Professor at the University of Florida at Gainesville.  Dr. Tari was the lead researcher who has developed Bio-Path’s lead cancer drug BP-100-1.01.  In addition to her position at the University of Florida, Dr. Tari serves as Director of Preclinical Operations and Research for Bio-Path Holdings, Inc.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) of common stock with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all such forms that they file.

To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with in a timely manner with the exception of that certain Form 4 of Michael J. Garrison which was filed with the SEC on February 3, 2014.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee assists the Board in fulfilling its responsibilities relating to matters of human resources and compensation, including equity compensation, and to establish a plan of continuity and development for the Company’s senior management. The Compensation Committee periodically assesses compensation of the Company’s executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company and such other companies into consideration. In evaluating executive officer pay, the Compensation Committee may retain the services of an independent compensation consultant or research firm. The Compensation Committee assesses the information it receives in accordance with its business judgment. The Compensation Committee does not have the ability to delegate this authority. The Compensation Committee also periodically is responsible for administering all of our incentive and equity-based plans.

All decision with respect to the compensation of the Chief Executive Officer of the Company are determined and approved either solely by the Compensation Committee or together with other independent directors, as directed by the Board. All decisions with respect to non-CEO executive compensation, and incentive-compensation and equity based plans are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval.

Elements of compensation for our executives generally include:

•	base salary (typically subject to upward adjustment annually based on individual performance);
•	cash performance bonus;
•	stock option awards; and
•	health, disability and life insurance.

Our primary objective with respect to executive compensation is to design a reward system that will align executives’ compensation with our overall business strategies and attract and retain highly qualified executives.  The principle elements of executive compensation are salary, bonus and will, typically, include stock option grants. We intend to stay competitive in the marketplace with our peers.  In considering the elements of compensation, we consider our current cash position in determining whether to adjust salaries, bonuses and stock option grants. The following table sets forth summary information about the compensation paid to our officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Option ($)(1)	Total ($)
Peter H. Nielsen, CEO,
President, Chairman,	2013	$250,000	$125,000	675,000	$1,050,000
Director	2012	$250,000	$—	—	$250,000

Douglas P. Morris, VP Corporate Development,	2013	$120,000	$60,000	450,000	$630,000
Director	2012	$120,000	$—	—	$120,000

(1) The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for assumptions made by the Company in such valuation.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

The following table sets forth certain information with respect to outstanding stock option and warrant awards of the named executive officers for the fiscal year ended December 31, 2013.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date)
Peter H. Nielsen (1)	1,500,000	0	-	$1.40	Oct 2018
Douglas P. Morris (1)	1,000,000	0	-	$1.40	Oct 2018
Peter H. Nielsen (2)	854,167	645,833	-	$0.46	Aug 2023
Douglas P. Morris (2)	569,444	430,556	-	$0.46	Aug 2023

(1)	All of these options granted are fully vested.

(2)	One-half of such option shares were fully vested on the date of grant and the remaining one-half of such option shares vest in 36 equal monthly increments from the date of such grant.

Stock Options

In May and October 2012, the Company made two stock option grants to purchase in the aggregate 50,000 shares of the Company’s common stock for services for two directors, 25,000 respectively. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is one year from the date of grant for the director service stock option and four years from the date of grant for the consulting service stock option. The exercise prices of the options are $0.35, and $0.39, respectively which was the closing price of the common stock at the date of grant.

In April 2013, the Company made a stock option grant to purchase 25,000 shares of the Company’s common stock for service as a director of the Company. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is one year from the date of grant for the director service stock option. The exercise price of the option is $0.54 a share, which was the closing price of the common stock at the date of grant being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred seventy five percent (175%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the effective term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total fair value of the stock option granted was determined using this methodology to be $12,975, which is being expensed following the date of grant based on the stock option vesting schedule.

In August 2013, the Company made stock option grants to management and officers to purchase in the aggregate 2,500,000 shares of the Company’s common stock. The previous grant of stock options to management and officers was made in 2008. Terms of the stock option grants require that the individuals continue employment with the Company over the vesting period of the option, fifty percent (50%) of which vested upon the date of the grant of the stock options and fifty percent (50%) of which will vest evenly over 3 years from the date that the options were granted. The exercise price of the option is $0.46 a share, which was the closing price of the common stock at the date of the grants being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred eighty nine percent (189%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and the effective term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total value of stock options granted to management and officers was determined using this methodology to be $1,125,000, half of which was expensed straight-line at the date of grant and the balance will be expensed over the next three years based on the stock option service period.

In October 2013, the Company made a stock option grant to purchase 25,000 shares of the Company’s common stock for service as a director of the Company. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is one year from the date of grant for the director service stock option. The exercise price of the option is $1.95 a share, which was the closing price of the common stock at the date of grant being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of two hundred forty five percent (245%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the effective term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total fair value of the stock option granted was determined using this methodology to be $48,550, which is being expensed following the date of grant based on the stock option vesting schedule.

Total stock option expense for the year 2013 totaled $704,480. Of this amount, $32,879 related to stock options for personnel involved in R&D activities and $671,601 related to stock options for outside directors and officers and management of the Company. As of December 31, 2013, total unrecognized compensation cost related to unexpensed stock option awards amounted to $547,691.

Equity Compensation Plan Information

We have no equity compensation plans, except for our 2007 Plan.

Option Exercises

No officer or director exercised any option during the fiscal year ended December 31, 2013.

Employment Agreements

Our wholly-owned subsidiary, Bio-Path, Inc., has entered into employment agreements with its Chief Executive Officer, Peter H. Nielsen, and its Vice President of Corporate Development, Douglas P. Morris, dated May 1, 2007.  The employment agreement for Mr. Nielsen (the “Nielsen Employment Agreement”) provides for a base salary, as approved by the Compensation Committee, of $400,000.  The employment agreement for Mr. Morris (together with the Nielsen Employment Agreement, the “Employment Agreements”) provides for a base salary of $120,000.

In addition, the Employment Agreements provide that Messrs. Nielsen and Morris (each individually, an “Executive”) are entitled to certain severance payments and benefits in the event the applicable Executive is terminated without Cause (as defined in the Employment Agreements) or resigns for Good Reason (as defined in the Employment Agreements) within three months before or 12 months following a Change in Control (as defined in the Employment Agreements). Such severance payments and benefits include the following: (i) any unvested stock or stock options awarded to the applicable Executive shall immediately vest upon the occurrence of such Executive’s termination of employment; (ii) the applicable Executive’s base salary will be paid through the termination date, and any accrued but untaken vacation days of such Executive will be paid, in each case to the extent not yet paid; (iii) the applicable Executive’s normal post-termination benefits will be paid in accordance with our retirement, insurance and other benefit plan arrangements (including non-qualified deferred compensation plans); (iv) the equivalent of the applicable Executive’s base salary will be paid for a period of three months; (v) subject to certain restrictions, for six months after the applicable Executive’s date of termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice of policy, such Executive’s health care, dental, disability and life insurance benefits will be provided on the same basis as immediately prior to the date of termination; and (vi) subject to certain restrictions and to the extent not otherwise paid or provided, we will pay or provide any other amounts or benefits required to be paid or provided or which such Executive is eligible to receive following his termination of employment under any of our plans, programs, policies, practices, contracts or agreements.

Director Compensation

The following table presents summary information for the year ended December 31, 2013 regarding the compensation of the non-employee members of our Board.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Gillian Ivers-Read, BSc	$500	—	$12,975	—	—	—	$13,475
Michael J. Garrison	500	—	48,550	—	—	—	49,050

(1)	All of the amounts in this column reflect cash fees paid to or earned by our non-employee director for attending Board or committee meetings during the year ended December 31, 2013.

(2)	During 2013, our non-employee directors earned or received an annual grant of an option to purchase 25,000 shares of our common stock which was the only grant received by such directors during 2013. The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for assumptions made by the Company in such valuation.

The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our non-employee directors as of December 31, 2013:

Director	Number of shares underlying outstanding options

Gillian Ivers-Read,BSc	525,000	(1)
Michael J. Garrison	50,000

(1) Includes stock options granted for drug development consulting services provided to the Company.

Overview of Compensation and Procedures

In 2013, our non-employee directors received cash compensation of $500 for each meeting of the Board attended and $250 for each telephonic meeting of the Board in which they participated.  Currently, our non-employee directors will receive cash compensation of $2,000 for each Board meeting attended and $1,500 for each telephonic Board meeting longer than 30 minutes in which they participate.  Non-employee director compensation for members of Board committees will receive cash compensation of $1,500 for each committee meeting attended and $1,000 for each telephonic committee meeting longer than 30 minutes in which they participate.

Non-employee directors also receive annual stock options to purchase 25,000 shares of the Company’s common stock for each 12 month period they serve as a director. These option awards will vest and become exercisable on the first anniversary date of such grant, based on continuing service to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding shares of our common stock beneficially owned at March 24, 2014 by: (i) each of our officers and directors; (ii) all officers and directors as a group; and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock. The information in this table is based solely on statements in filings with the SEC or other reliable information.

Shareholder	Shares Owned	Percentage

Peter H. Nielsen (1) (2)	7,622,766	8.3%
Douglas P. Morris (1) (3)	3,272,800	3.6%
Ulrich W. Mueller(1)	—	*
Gillian Ivers-Read (1) (4)	502,604	*
Michael J. Garrison (1) (5)	856,667	*
Heath W. Cleaver (1)	—	*
All officers and directors as a group (6)	12,254,837	13.1%

MD Anderson 7515 S. Main, Suite 490, Unit 0510 Houston Texas 77030	6,930,025	7.8%
Sabby Management, LLC (7) 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458	5,000,000	5.6%

*Less than 1%

(1)	These are officers and directors of the Company.

(2)	Includes 5,164,433 shares owned of record and 2,458,333 shares issuable upon the exercise of options that are that are exercisable within 60 days.

(3)	Includes 1,633,911 shares owned of record and 1,638,889 shares issuable upon the exercise of options that are that are exercisable within 60 days.

(4)	Includes 502,604 shares issuable upon the exercise of options that are that are exercisable within 60 days.

(5)	Includes 25,000 shares issuable upon the exercise of options that are that are exercisable within 60 days. Also includes 83,333 shares owned of record, 75,000 shares held by Cosmo Capital Partners, LLC and 673,334 shares held by Garrison Capital, LLC. Mr. Garrison is a managing member of Garrison Capital, LLC and, thus, may be deemed to beneficially own the shares held by Garrison Capital, LLC. Mr. Garrison disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(6)	Includes 6,881,677 shares owned of record and 3,331,249 shares issuable upon the exercise of options and warrants currently exercisable or will be exercisable within 60 days.

(7)	Based solely on the Schedule 13G filed on January 21, 2014, (i) Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Master Fund, Ltd. beneficially own 3,750,000 and 1,250,000 shares of our common stock, respectively, and (ii) Sabby Management, LLC and Hal Mintz each beneficially own 5,000,000 shares of our common stock. Sabby Management, LLC and Hal Mintz do not directly own any shares of our common stock, but each indirectly owns 5,000,000 shares of our common stock. Sabby Management, LLC, a Delaware limited liability company, indirectly owns 5,000,000 shares of our common stock because it serves as the investment manager of Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., Cayman Islands companies. Mr. Mintz indirectly owns 5,000,000 shares of our common stock in his capacity as manager of Sabby Management, LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company had originally negotiated and executed three exclusive license agreements for three lead products and nucleic acid delivery technology; however, the Company has determined to maintain only the License Agreement. The License Agreement requires, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Based on its stock ownership in the Company, MD Anderson meets the criteria to be deemed a related party of the Company. For the years ended December 31, 2013 and 2012, MD Anderson related party research and development expense was $115,705 and $463,870, respectively. MD Anderson related party research and development expense for the year ended December 31, 2013 included clinical trial hospital expense of $52,050, and license expense of $63,655 including license maintenance fees of $50,000 and $13,655 in patent expenses not capitalized in the technology license other asset. As of December 31, 2013, the Company had $100,000 in accrued license payments payable due to the related party for the annual maintenance fee and past patent expenses for the License Agreement, and $52,050 in accrued R&D related expense for the clinical trial. See Notes 4, 5 and 6 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. For the year ended December 31, 2012, the Company had $463,870 in R&D related party expense for the clinical trial, license maintenance fee and technology impairment, accounts payable related party of $8,582 for patent expenses not capitalized in the technology license and accrued license payments payable related party of $100,000 for the annual maintenance fee and past patent expenses, and $26,000 accrued expense related party for clinical trial hospital expenses.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We currently have an Audit Committee consisting of Ms. Gillian Ivers-Read, Michael J. Garrison, and Heath W. Cleaver.  The Audit Committee has adopted policies and procedures to oversee the external audit process including engagement letters, estimated fees and solely pre-approving all permitted non-audit work performed by Mantyla McReynolds, LLC. The Audit Committee has pre-approved all fees for work performed.

The Audit Committee has considered whether the services provided by Mantyla McReynolds as disclosed below in the captions “Audit-Related Fee”, “Tax Fees” and “All Other Fees” and has concluded that such services are compatible with the independence of Mantyla McReynolds as the Company’s principal accountants.

For the fiscal years 2012 and 2013 the Audit Committee pre-approved all services described below   in the captions “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All Other Fees”.

The aggregate fees billed for professional services by Mantyla McReynolds in fiscal year 2012 and 2013:

Type of Fees	2012	2013
Audit Fees	$44,975	$44,050
Audit-Related Fees	-	-
Tax Fees	$2,300	1,600
All Other Fees	-	8,630
Total	$47,275	$54,280

ITEM 15.	EXHIBITS

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among Ogden Golf Co. Corporation, a Utah corporation (the registrant), Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 27, 2007).

3.1	Restated Articles of Incorporation (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).

3.2	Restated Bylaws (incorporated by reference to exhibit 3.1 to the registrant’s current report on Form 8-K filed on February 13, 2014).

3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).

4.1	Specimen Stock certificate (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).

4.2*	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D.

4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K on January 21, 2014).

10.1+	Employment Agreement – Peter H. Nielsen (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).

10.2+	Employment Agreement – Douglas P. Morris (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).

10.3+	Amended 2007 Stock Incentive Plan (incorporated by reference to exhibit 4.1 to the registrant’s registration on Form S-8 filed on December 10, 2008).

10.4+	First Amendment to First Amended 2007 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2013).

10.5	Placement Agent Agreement, dated as of April 13, 2012, by and between the Company and ACAP Financial, Inc. (incorporated by reference to exhibit 10.5 to the registrant’s annual report on Form 10-K filed on April 1, 2013).

10.6	Patent and Technology License Agreement, dated as of November 2, 2007, by and between the Company and the Board of Regents of The University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 15, 2013).

10.7	Amendment No. 1 to the Patent and Technology Agreement, dated as of May 11, 2009, by and between the Company and the Board of Regents of the University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 15, 2013).

10.8	Form of Purchase Agreement by and between the Company and certain investors party thereto (incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 15, 2013).

10.9	Placement Agent Agreement, dated as of December 9, 2013, by and between the Company and Maxim Group LLC (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 21, 2014).

10.10	Form of Securities Purchase Agreement by and between the Company, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 21, 2014).

10.11	Form of Waiver, Consent and Amendment to that certain Securities Purchase Agreement by and between Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K on January 21, 2014).

10.12+	First Amendment to Employment Agreement, dated March 26, 2014 – Peter H. Nielsen (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 26, 2014).

21.1*	Subsidiaries of Bio-Path Holdings, Inc.

23.1*	Consent of Mantyla McReynolds LLC.

31*	Certificate of Chief Executive Officer/Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

32*	Certificate of Chief Executive Officer/ Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: March 31, 2014	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
Chief Financial Officer Principal Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Title	Signature

March 31, 2014	President/Chief Executive
Officer/ Chief Financial
	Officer/Principal Accounting Officer/	/s/ Peter H. Nielsen
	Director	Peter H. Nielsen

March 31, 2014	Secretary and	/s/ Douglas P. Morris
	Director	Douglas P. Morris

March 31, 2014	Director	/s/ Gillian Ivers-Read
Gillian Ivers-Read

March 31, 2014	Director	/s/ Michael J. Garrison
Michael J. Garrison

March 31, 2014	Director	/s/ Heath W. Cleaver
Heath W. Cleaver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bio-Path Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Bio-Path Holdings, Inc. [a development stage company] as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows, and shareholders' equity, for the years ended December 31, 2013 and 2012, and the period from inception to December 31, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Path Holdings, Inc., as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, and the period from inception to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds LLC
Mantyla McReynolds LLC
Salt Lake City, Utah
March 31, 2014

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	December 31
	2013	2012

ASSETS

Current assets
Cash	$3,551,832	$534,046
Prepaid drug product for testing	51,364	195,000
Other current assets	64,117	42,575

Total current assets	3,667,313	771,621

Other assets
Technology licenses - related party	2,500,374	2,500,374
Less Accumulated Amortization	(1,088,856)	(928,231)
	1,411,518	1,572,143

TOTAL ASSETS	$5,078,831	$2,343,764

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	76,109	57,000
Accounts payable - related party	-	8,582
Accrued expense	66,739	137,662
Accrued expense - related party	52,050	26,000
Accrued license payments - related party	100,000	100,000

Total current liabilities	294,898	329,244

Long term debt	-	-

TOTAL LIABILITIES	294,898	329,244

Shareholders' Equity
Preferred Stock, $.001 par value	-	-
10,000,000 shares authorized, no shares issued and outstanding
Common Stock, $.001 par value, 200,000,000 shares authorized 84,237,872 and 62,219,050 shares issued and outstanding as of 12/31/13 and 12/31/12, respectively	84,238	62,218
Additional paid in capital	20,096,991	13,321,075
Additional paid in capital for shares to be issued a/	-	762,510	a/
Accumulated deficit during development stage	(15,397,296)	(12,131,283)

Total shareholders' equity	4,783,933	2,014,520

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$5,078,831	$2,343,764

a/ Represents 2,541,700 shares of common stock

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD

FROM INCEPTION (MAY 10, 2007) THROUGH DECEMBER 31, 2013

			From inception
			05/10/07 to
	2013	2012	12/31/13

Revenue	$-	$-	$-

Operating expense

Research and development a/	1,518,885	1,132,712	5,844,481
Research and development - related party b/	115,705	463,870	1,179,325
General and administrative c/	1,634,650	986,097	8,694,113

Total operating expense	3,269,240	2,582,679	15,717,919

Net operating loss	$(3,269,240)	$(2,582,679)	$(15,717,919)

Other income (expense)
Interest income	4,037	779	81,127
Other income	-	-	244,479
Other expense	(810)	(637)	(4,983)
Total Other Income (Expense)	3,227	142	320,623

Net Loss Before Income Taxes	(3,266,013)	(2,582,537)	(15,397,296)

Income tax expense	-	-	-

Net Loss	$(3,266,013)	$(2,582,537)	$(15,397,296)

Loss per share

Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.31)

Basic and diluted weighted average number of common shares outstanding	71,372,672	59,317,779	49,844,257

a/	Research and development expense includes stock option expense of $32,879 and $53,645 for the years ending 12/31/2013 and 12/31/2012, respectively; and $455,877 for the period from inception through 12/31/2013. Research and development expense also includes amortization expense of $160,625 and $185,271 for the years ending 12/31/2013 and 12/31/2012, respectively; and $1,137,359 for the period from inception through 12/31/2013.

b/	Includes $345,000 technology impairment charge for the year ending 12/31/2012; and technology impairment of $690,000 for the period from inception through 12/31/2013.

c/	General & administrative expense includes stock option expense of $671,601 and $9,740 for the years ending 12/31/2013 and 12/31/2012, respectively; and for the period from inception through 12/31/2013, $3,262,356 for stock option and warrant expense and $318,500 in stock for services.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD

FROM INCEPTION (MAY 10, 2007) THROUGH DECEMBER 31, 2013

			From inception
			05/10/2007 to
	2013	2012	12/31/2013

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(3,266,013)	$(2,582,537)	$(15,397,296)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	160,625	185,271	1,137,359
Technology impairment	-	345,000	690,000
Common stock issued for services	-	18,500	318,500
Stock options and warrants	704,480	63,385	3,718,233
(Increase) decrease in assets
Prepaid drug product for testing	143,636	(42,000)	(51,364)
Other current assets	(21,542)	5,864	(64,117)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(34,346)	13,113	294,896

Net cash used in operating activities	(2,313,160)	(1,993,404)	(9,353,789)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license - related party	-	(25,000)	(884,710)

Net cash used in investing activities	-	(25,000)	(884,710)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	5,330,946	1,600,198	13,370,331

Net cash from financing activities	5,330,946	1,600,198	13,790,331

NET INCREASE (DECREASE) IN CASH	3,017,786	(418,206)	3,551,832

Cash, beginning of period	534,046	952,252	-

Cash, end of period	$3,551,832	$534,046	$3,551,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-	$445
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes	$-	$-	$420,000
Common stock issued to Placement Agent	$771,047	$-	$1,362,613
Common stock issued to M.D. Anderson for technology license	$-	$-	$2,354,167
Due diligence and commitment shares issued to Lincoln	$-	$1,750	$210,755

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Additional
				Additional	Paid in Capital
		Common Stock		Paid in	Shares to be	Accumulated
Date	Description	Shares	Amount	Capital	Issued	Deficit	Total

May-07	Common stock issued for cash	6,480,994	$6,481	$-	$-	$-	$6,481

Jun-07	Common stock issued for cash	25,000	25				25

	2nd Quarter fund raising expense			(26,773)			(26,773)

	Net loss 2nd Quarter 2007					(56,210)	(56,210)

Balances at June 30, 2007		6,505,994	$6,506	$(26,773)	$-	$(56,210)	$(76,477)

Aug-07	Common stock issued for cash in seed round	3,975,000	3,975	989,775			993,750

Aug-07	Common stock issued for cash in second round	1,333,334	1,333	998,667			1,000,000

Aug-07	Common stock issued to Placement Agent for services	530,833	531	198,844			199,375

	3rd Quarter fund raising expense			(441,887)			(441,887)

	Net loss 3rd Quarter 2007					(81,986)	(81,986)

Balances at September 30, 2007		12,345,161	$12,345	$1,718,626	$-	$(138,196)	$1,592,775

Nov-07	Common stock issued MD Anderson for License	3,138,889	3,139	2,351,028			2,354,167

	4th Quarter fund raising expense			(60,506)			(60,506)

	Net loss 4th Quarter 2007					(143,201)	(143,201)

Balances at December 31, 2007		15,484,050	$15,484	$4,009,148	$-	$(281,397)	$3,743,235

Feb-08	Common stock issued for cash in 3rd round	1,579,400	1,579	1,577,821			1,579,400

Feb-08	Common stock issued to Placement Agent	78,970	79	78,891			78,970

Feb-08	Common stock issued for services	80,000	80	79,920			80,000

Feb-08	Merger with 2.20779528 : 1 exchange ratio	20,801,158	20,801	(20,801)			-

Feb-08	Add merger partner Ogden Golf shareholders	3,600,000	3,600	(3,600)			-

	1st Quarter fund raising expense			(251,902)			(251,902)

	Net loss 1st Quarter 2008					(226,206)	(226,206)

Balances at March 31, 2008		41,623,578	$41,623	$5,469,477	$-	$(507,603)	$5,003,497

Apr-08	Common stock issued to PCS, Inc. in connection with merger	200,000	200	179,800			180,000

Apr-08	Stock option awards			42,216			42,216

Apr-08	Warrants issued for services			36,050			36,050

Apr-08	Share rounding	24					-

	2nd Quarter fund raising expense			(6,243)			(6,243)

	Net loss 2nd Quarter 2008					(496,256)	(496,256)

Balances at June 30, 2008		41,823,602	$41,823	$5,721,300	$-	$(1,003,859)	$4,759,264

	Stock option vesting			30,770			30,770

	3rd Quarter fund raising expense			(12,886)			(12,886)

	Net loss 3rd Quarter 2008					(239,049)	(239,049)

Balances at September 30, 2008		41,823,602	$41,823	$5,739,184	$-	$(1,242,908)	$4,538,099

	Common stock issued for services	100,000	100	39,900			40,000

	Stock option vesting			1,392,202			1,392,202

	4th Quarter fund raising expense			(19,025)			(19,025)

	Net loss 4th Quarter 2008					(1,891,256)	(1,891,256)

Balances at December 31, 2008		41,923,602	$41,923	$7,152,261	$-	$(3,134,164)	$4,060,020

	Stock option vesting			148,727			148,727

	1st Quarter fund raising expense			(4,069)			(4,069)

	Net loss 1st Quarter 2009					(596,694)	(596,694)

Balances at March 31, 2009		41,923,602	$41,923	$7,296,919	$-	$(3,730,858)	$3,607,984

Jun-09	Common stock and warrants for cash 4th round	660,000	660	164,340			165,000

Jun-09	Common stock issued to Placement Agent	66,000	66	16,434			16,500

	Stock option vesting			150,156			150,156

	2nd Quarter fund raising expense			(34,841)			(34,841)

	Net loss 2nd Quarter 2009					(533,049)	(533,049)

Balances at June 30, 2009		42,649,602	$42,649	$7,593,008	$-	$(4,263,907)	$3,371,750

	Stock option vesting			147,685			147,685

	3rd Quarter fund raising expense			(4,891)			(4,891)

	Net loss 3rd Quarter 2009					(407,200)	(407,200)

Balances at September 30, 2009		42,649,602	$42,649	$7,735,802	$-	$(4,671,107)	$3,107,344

	Common stock sold shares to be issued				675,000		675,000

	Stock option vesting			142,288			142,288

	4th Quarter fund raising expense			(75,074)			(75,074)

	Net loss 4th Quarter 2009					(432,795)	(432,795)

Balances at December 31, 2009		42,649,602	$42,649	$7,803,016	$675,000	$(5,103,902)	$3,416,763

Jan-10	Shares issued for common stock sold 4Q09	2,700,000	2,700	672,300	(675,000)		-

Jan-10	Common stock and warrants for cash	900,000	900	224,100			225,000

Jan-10	Common stock issued to Placement Agent	360,000	360	89,640			90,000

May-10	Common stock and warrants for cash	780,000	780	272,220			273,000

May-10	Common stock issued to Placement Agent	78,000	78	27,222			27,300

Jun-10	Due diligence shares issued to Lincoln	12,000	12	4,188			4,200

Jun-10	Common stock and warrants for cash Lincoln	571,429	572	199,428			200,000

Jun-10	Commitment shares issued to Lincoln	566,801	567	197,813			198,380

Jul-10	Common stock for cash Lincoln	375,000	375	149,625			150,000

Jul-10	Commitment shares issued to Lincoln	6,251	7	2,493			2,500

Sep-10	Common stock for cash Lincoln	125,000	125	49,875			50,000

Sep-10	Commitment shares issued to Lincoln	2,084	2	832			834
							-
Oct-10	Common stock for cash Lincoln	135,135	135	49,865			50,000
							-
Oct-10	Commitment Shares issued to Lincoln	2,084	2	769			771
							-
Nov-10	Common stock for cash Lincoln	135,135	135	49,865			50,000
							-
Nov-10	Commitment Shares issued to Lincoln	2,084	2	769			771

Dec-10	Common stock sold shares to be issued				278,600		278,600

Dec-10	Full year 2010 stock option vesting			477,356			477,356

Dec-10	Full year 2010 fund raising expense			(552,229)			(552,229)

Dec-10	Full year 2010 Net Loss					(2,081,500)	(2,081,500)

Balances at December 31, 2010		49,400,605	$49,401	$9,719,147	$278,600	$(7,185,402)	$2,861,746

Feb-11	Common stock sold shares to be issued				332,200		332,200

Mar-11	Common stock sold shares to be issued				431,102		431,102

Apr-11	Common stock sold shares to be issued				454,203		454,203

May-11	Common stock sold shares to be issued				298,100		298,100

Jun-11	Shares issued for common stock sold 4Q10 thru 2Q11	5,980,685	5,980	1,788,225	(1,794,205)		-

Jun-11	Common stock issued to Placement Agent	598,069	598	178,823			179,421

Jun-11	Common stock for cash Lincoln	164,853	165	49,835			50,000
							-
Jun-11	Commitment Shares issued to Lincoln	2,084	2	630			632

Oct-11	Common stock sold for investor warrant exercise	1,920,000	1,920	574,080			576,000

Nov-11	Common stock for cash Lincoln	83,333	84	24,916			25,000

Nov-11	Commitment Shares issued to Lincoln	1,042	1	312			313

Dec-11	Common stock for cash Lincoln	172,414	172	49,828			50,000

Dec-11	Commitment Shares issued to Lincoln	2,084	2	602			604

Dec-11	Full year 2011 stock option vesting			382,918			382,918

Dec-11	Full year 2011 fund raising expense			(363,921)			(363,921)

Dec-11	Full year 2011 net loss					(2,363,344)	(2,363,344)

Balances at December 31, 2011		58,325,169	$58,325	$12,405,395	$-	$(9,548,746)	$2,914,974

Mar-12	Common stock for cash Lincoln	166,667	167	49,833			50,000

Mar-12	Commitment Shares issued to Lincoln	2,084	2	623			625

Apr-12	Common stock for cash Lincoln	89,286	89	24,911			25,000

Apr-12	Commitment Shares issued to Lincoln	1,042	1	291			292

Apr-12	Common stock for cash Lincoln	96,154	96	24,904			25,000

Apr-12	Commitment Shares issued to Lincoln	1,042	1	270			271

Apr-12	Common stock for cash Lincoln	185,185	185	49,815			50,000

Apr-12	Commitment Shares issued to Lincoln	2,084	2	561			563

Jun-12	Common stock sold shares to be issued				150,000		150,000

Jul-12	Common stock sold shares to be issued				171,900		171,900

Aug-12	Common stock sold shares to be issued				140,000		140,000

Aug-12	Common stock issued for services	50,000	50	18,450			18,500

Sep-12	Common stock sold shares to be issued				73,000		73,000

Sep-12	Common stock sold shares to be issued				250,100		250,100

Sep-12	Common stock sold shares to be issued				160,000		160,000

Nov-12	Common stock sold shares to be issued				59,100		59,100

Nov-12	Common stock sold shares to be issued				148,200		148,200

Nov-12	Shares issued for common stock previously sold	3,300,337	3,300	986,801	(990,101)		-

Nov-12	Common stock Placement Agent shares to be issued				99,011		99,011

Dec-12	Common stock sold shares to be issued				501,300		501,300

Dec-12	Full year 2012 stock option vesting			63,385			63,385

Dec-12	Full year 2012 fund raising expense			(304,164)			(304,164)

Dec-12	Full year 2012 net loss					(2,582,537)	(2,582,537)

Balances at December 31, 2012		62,219,050	62,218	13,321,075	762,510	(12,131,283)	2,014,520

Feb-13	Common stock sold shares to be issued				197,002		197,002

Mar-13	Common stock sold shares to be issued				149,200		149,200

Apr-13	Common stock sold shares to be issued				853,050		853,050

May-13	Common stock sold shares to be issued				1,636,649		1,636,649

Jun-13	Common stock issued to Placement Agent	330,034	330	98,681	(99,011)		-

Jun-13	Shares issued for common stock previously sold	11,664,665	11,665	3,487,735	(3,499,400)		-

Jun-13	Common stock issued to Placement Agent	1,166,465	1,166	348,774			349,940

Sep-13	Common stock sold to investors shares to be issued				3,220,966		3,220,966

Nov-13	Shares issued for common stock previously sold	8,052,416	8,053	3,212,913	(3,220,966)		-

Nov-13	Common stock issued to Placement Agent	805,242	806	321,290			322,096

Dec-13	Full year 2013 stock option vesting			704,480			704,480

Dec-13	Full year 2013 fund raising expense			(1,397,957)			(1,397,957)

Dec-13	Full year 2013 net loss					(3,266,013)	(3,266,013)

Balances at December 31, 2013		84,237,872	84,238	20,096,991	$-	(15,397,296)	4,783,933

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Path Holdings, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013

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

Bio-Path believes that its core technology, if successful, will enable it to be at the center of emerging genetic and molecular target-based therapeutics that require systemic delivery of DNA and RNA-like material. The Company’s two lead liposomal antisense drug candidates are targeted to treat acute myeloid leukemia, myelodysplastic syndrome, chronic myelogenous leukemia, acute lymphoblastic leukemia and follicular lymphoma, and if successful, could potentially be used in treating many other indications of cancer. For example, in July of 2013 Bio-Path announced that it was initiating development of its lead cancer drug Liposomal Grb-2 to treat triple negative breast cancer (TNBC) and inflammatory breast cancer (IBC), two cancers characterized by formation of aggressive tumors and relatively high mortality rates.

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

The Phase I clinical trial is a dose-escalating study to determine the safety and tolerance of escalating doses of L-Grb-2. The study will also determine the optimal biologically active dose for further development. The pharmacokinetics of L-Grb-2 in patients will be studied, making it possible to investigate whether the delivery technology performs as expected based on pre-clinical studies in animals. In addition, patient blood samples from the trial are now being tested using a new assay developed by the Company to measure down-regulation of the target protein, the critical scientific data needed to demonstrate that the delivery technology does in fact successfully deliver the antisense drug substance to the cell and across the cell membrane into the interior of the cell where expression of the target protein is blocked. The clinical trial is being conducted at The University of Texas MD Anderson Cancer Center.

The original IND granted by the FDA in March of 2010 allowed the Company to proceed with a Phase I clinical trial having five (5) cohorts culminating in a maximum dose of 50 mg/m2. However, in November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company requested the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with Bio-Path’s Board of Directors, advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of Liposomal Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company announced in June of 2013 that it completed Cohort 5, successfully treating three patients at a dose of 60 mg/m2, which had been increased from 50 mg/m2 in the revised protocol. The Company has enrolled three patients in Cohort 6 for treatment at a dose of 90 mg/m2 and currently has two (2) evaluable patients. The Company is currently awaiting drug resupply to complete Cohort 6.

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

The Principal Investigator for the Phase I clinical trial, Jorge Cortes, M.D., is a leading expert in the treatment of CML, AML, MDS and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the American Society of Hematology annual meeting in December of 2011. Results that demonstrated potential anti-leukemia benefits in treated patients were included in the presentation. Subsequently, in the fall of 2013 the Principal Investigator prepared an abstract of updated information on the results of the clinical trial though Cohort 5, which was accepted for presentation at the American Society of Hematology annual meeting in December of 2013. Highlights from the presentation prepared by Dr. Cortes for the meeting included:

Data from the Phase I clinical trial

-	Among 18 evaluable patients, nine experienced at least a 50 percent reduction in peripheral or bone marrow blasts from baseline.
-	Five patients demonstrated transient improvement and/or stable disease, three of whom received a total of five cycles each.
-	Two patients, in addition to achieving marked blast percentage declines, also experienced transient improvement in leukemia cutis lesions.

Disease Stabilization in MDS and AML

-	Two patients with MDS, a 53-year old male and a 72-year old female, both achieved disease stabilization and continued therapy for five cycles before disease progression.
-	A 54-year old HIV positive male with AML achieved stable disease and marked reduction in peripheral blasts, continuing therapy for five cycles before disease progression.

Experience in CML-Blast Phase

-	Patient with myeloid blast crisis of CML
-	Prior therapies consist of: imatinib, dastinib, nilotinib, DCC-2036, Cytarabine + Fludarabine + Dasatinib + Gemtuzumab, PHA-739358, Clofarabine + Dasatinib
-	Upon start of BP-100-1.01 patient showed a significant reduction in blasts from 81 percent to 5 percent but due to leptomeningeal disease progression discontinued therapy before full cycle.

Inhibition of Target Grb-2 Protein

-	Grb-2 levels were compared to baseline prior to treatment.
-	On day 15, BP-100-1.01 decreased Grb-2 in five of eight samples tested (average reduction 55 percent)
-	End of treatment day15, BP-100-1.01 decreased Grb-2 levels in eight out of nine patients (average reduction 45 percent).

Being platform technology, a successful demonstration of the delivery technology in this study will allow the Company to begin expanding Bio-Path’s drug candidates by simply applying the delivery technology template to multiple new drug product targets. In this manner, Bio-Path can quickly build an attractive drug product pipeline with multiple drug product candidates for treating cancer as well as treating other important diseases including diabetes, cardiovascular conditions and neuromuscular disorders. Currently, the Company is researching potential targets for which it can apply its liposomal antisense drug delivery technology and has already identified one new candidate.

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

As noted previously, the Company has completed two of the three evaluable patients required to close Cohort 6. Once Cohort 6 is completed the Company and the Principal Investigator will determine whether the optimal biological dose has been reached, which would allow the Phase I trial to be ended. Since there has been no toxicity to date in the trial and none is expected even at a higher dose in a potential seventh cohort, the trade-off is ending the clinical trial sooner after Cohort 6 or waiting to complete a seventh cohort with a higher dose and potentially even better anti-leukemia benefits in the patient. Also previously noted, the Company is waiting for the arrival of the next drug batch, expected to be mid-second quarter of 2014. This has been slowed by the drug substance manufacturer’s backlog, which was lengthened somewhat after being acquired in the summer of 2013. In addition, plans and evaluation of manufacturing scale-up of the drug substance batch size continued. Scale-up of manufacturing batch size produced divergence from desired drug substance product parameters, with some product in the fourth quarter of 2013 not being acceptable for use. The most recent manufacturing scale-up drug substance batch appears to have corrected this with excellent product performance testing. Scale-up of manufacturing output of drug substance product and final drug product is critical to meeting the anticipated potential for high volume requirements of Bio-Path’s drug products for patients in multiple diseases. The larger size drug substance and final product batch sizes will also substantially drive down manufacturing cost per drug unit. The recent success on the part of the Company in raising capital should also improve drug supply by providing the financial resources that will enable the Company to commit to multiple drug batches beyond those required to satisfy near-term requirements.

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

On November 5, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on January 13, 2014. The shelf registration statement was filed to register the offering and sale of up to $100 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units.

On January 15, 2014, we entered into a securities purchase agreement, as amended, with two dedicated healthcare funds (collectively, the “Sabby Investors”) that are managed by Sabby Management, pursuant to which the Company agreed to sell an aggregate of 5,000,000 shares of its common stock and warrants to purchase a total of 2,500,000 shares of its common stock to the Sabby Investors for gross proceeds of approximately $15,000,000.   The net proceeds to the Company from the registered direct public offering, after deducting the placement agent’s fees and expenses, the Company’s estimated offering expenses, and excluding the proceeds from the exercise of the warrants issued in the offering, were approximately $13.75 million.  We will use the net proceeds from this offering and sale of securities for working capital and general corporate purposes.

On March 5, 2014, the NASDAQ Stock Market LLC informed the Company that it had approved the listing of the Company’s common stock on the NASDAQ Capital Market.  The Company’s common stock ceased trading on the OTCQX and commenced trading on the NASDAQ Capital Market on March 10, 2014 under the ticker symbol “BPTH.”

Effective March 26, 2014, the Board of Directors (the “Board”) of the Company appointed Ulrich W. Mueller, Ph.D., as the Company’s Chief Operating Officer.

As of December 31, 2013, Bio-Path had $3,551,832 in cash on hand.

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

Related Party — Based on its stock ownership in the Company, MD Anderson Cancer Center meets the criteria to be deemed a related party of Bio-Path Holdings. For the years ending December 31, 2013 and 2012, MD Anderson related party research and development expense was $115,705 and $463,870, respectively. MD Anderson related party research and development expense for the year ending December 31, 2013 included clinical trial hospital expense of $52,050, and license expense of $63,655 including license maintenance fees of $50,000 and $13,655 in patent expenses not capitalized in the technology license other asset. As of December 31, 2013, the Company had $100,000 in accrued license payments payable due to the related party for the annual maintenance fee and past patent expenses for the Company’s Technology License, and $52,050 in accrued R&D related expense for the clinical trial. See Notes 4, 5, and 6.For the year ended December 31, 2012, the Company had $463,870 in R&D related party expense for the clinical trial, license maintenance fee and technology impairment, accounts payable related party of $8,582 for patent expenses not capitalized in the technology license and accrued license payments payable related party of $100,000 for the annual maintenance fee and past patent expenses, and $26,000 accrued expense related party for clinical trial hospital expenses.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. As a result, as of December 31, 2013, $3,301,832 of the Company’s cash balances was not covered by the FDIC. As of December 31, 2012 the Company had $534,046 in cash on-hand, of which $284,046 was not covered by Federal Deposit Insurance Corporation insurance.

Intangible Assets/Impairment of Long-Lived Assets — As of December 31, 2013, Other Assets totaled $1,411,518 for the Company’s technology license, comprised of $2,500,374 in value acquiring the Company’s technology license and its intellectual property, less accumulated amortization of $1,088,856. The technology value consists of $836,207 in cash paid or accrued to be paid to MD Anderson, plus 3,138,889 shares of common stock granted to MD Anderson valued at $2,354,167 less $690,000 for impairment expense taken in December of 2011 and June of 2012 (see Note 1). This value is being amortized over a fifteen year (15 year) period from November 7, 2007, the date that the technology license became effective. The Company accounts for the impairment and disposition of its long-lived assets in accordance with generally accepted accounting principles (GAAP). Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable. The Company estimates that approximately $160,000 will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022. As of December 31, 2012 Other Assets totaled $1,572,143 comprised of $2,500,374 in value acquiring the Company’s technology licenses and its intellectual property, less accumulated amortization of $928,231.

Research and Development Costs — Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense. For the year 2013, the Company had $1,518,885 of costs classified as research and development expense and $115,705 of related party research and development expense. Of the research and development expense totaling $1,518,885, $160,625 was for amortization of the technology license, $32,879 was for stock options expense for individuals involved in research and development activities, $389,911 for drug substance batches, $17,897 for drug storage and transportation, $502,940 for final drug product material, $85,494 for clinical trial expense, $79,648 for advisory services, $63,655 for license expense and the balance of approximately $185,836 was for drug product testing, clinical trial hospital expense, patient data management system development and other R&D activities. Of the $115,705 related party research and development expense, $52,050 was comprised of clinical trial hospital costs, $50,000 for technology license maintenance fees and $13,655 in patent expenses not capitalized in technology license-Other Assets. For the year 2012, the Company had $1,132,712 of costs classified as research and development expense and $463,870 of related party research and development expense.

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

Net Loss Per Share – In accordance with GAAP and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2013 and 2012, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2013 and 2012. The calculation of Basic and Diluted earnings per share for 2013 did not include 4,848,298 shares and 10,000 shares issuable pursuant to the exercise of vested common stock options and vested warrants, respectively, as of December 31, 2013 as the effect would be anti-dilutive. The calculation of Basic and Diluted earnings per share for 2012 did not include 3,296,354 shares and 10,000 shares issuable pursuant to the exercise of vested common stock and vested warrants, respectively, as of December 31, 2012 as the effect would be anti-dilutive.

Comprehensive Income — Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. At December 31, 2013 and 2012, the Company has no reportable differences between net loss and comprehensive loss.

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

3. Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $51,364 during 2013 pursuant to a Drug Supply Contract (see Note 12) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2013 at cost as Prepaid Drug Product for Testing. As of December 31, 2012 the Company had $195,000 of installments of costs carried on the Balance Sheet as Prepaid Drug Product for Testing for the manufacture and delivery of the Company’s drug product for testing in its clinical trial.

4. Accounts Payable

As of December 31, 2013, Current Liabilities included accounts payable of $76,109 comprised primarily of $31,383 owed to the Company’s attorneys related to fund raising legal costs for work on a direct offering of the Company’s securities for sale to certain institutional investors, $8,343 owed to the Company’s lawyers for fund raising legal costs for work done on a shelf registration Bio-Path securities submitted to the United States Securities and Exchange Commission (SEC) and general corporate legal work, $13,102 owed to the Company’s drug substance manufacturer, $11,166 owed to the provider of business wire services, $6,880 owed for the firm that facilitates the Company’s filings with the SEC; and the balance of $5,235 owed to shareholder services providers and a raw material manufacturer. These amounts were subsequently paid in the first quarter of 2014. As of December 31, 2012, Current Liabilities included accounts payable $57,000 and accounts payable – related party of $8,582, which amounts were subsequently paid in 2013.

5. Accrued Expense

As of December 31, 2013, Current Liabilities included accrued expense of $66,739 including approximate amounts for research and development expense for clinical trial operations management of $9,600, $10,900 for advisors and consultants and $46,200 for management bonus accrual. Current Liabilities as of December 31, 2013 also included accrued expenses – related party of $52,050 for clinical trial hospital expense. As of December 31, 2012, Current Liabilities included accrued expense of $137,662 and accrued expense – related party of $26,000.

6. Accrued License Payments – Related Party

Accrued license payments – related party totaling $100,000 and $100,000 were included in Current Liabilities as of December 31, 2013 and 2012, respectively. The amount for 2013 and 2012 represent reimbursement of past patent expenses incurred by MD Anderson prior to the Bio-Path license and the annual license maintenance fee.

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

8. Additional Paid In Capital For Shares To Be Issued

During 2012 the Company sold shares of common stock for $762,510 in cash to investors pursuant to a private placement memorandum. These shares were not issued by the December 31, 2012 year end. The Company closed this offering in 2013 and issued 2,541,700 shares of common stock to these investors. As of December 31, 2013, there were no shares to be issued.

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

In December 31, 2012 the Company issued 3,300,337 shares of its common stock to investors who purchased shares of common stock from the period June through September of 2012.

In February and March of 2013, the Company sold $346,202 in shares of its common stock pursuant to a private placement, with shares to be issued.

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

In November of 2013, the Company issued 8,052,416 shares of common stock to investors in connection with the private placement. In November of 2013 the Company issued 805,242 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors. No warrants to purchase additional shares of common stock of the Company were issued to these investors or to the Placement Agent in connection with the sale of the common stock.

As of December 31, 2013, there were 84,237,872 shares of common stock issued and outstanding. There are no preferred shares outstanding as of December 31, 2013.

10. Stock-Based Compensation Plans

The Plan - In 2007, the Company adopted the 2007 Stock Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Awards and other stock-based awards, or any combination of the foregoing to our key employees, non-employee directors and consultants. The total number of Shares reserved and available for grant and issuance pursuant to this Plan is 8,423,787 Shares, subject to the automatic annual Share increase as defined in the Plan. Under the Plan, the exercise price is determined by the compensation committee of the Board of Directors, and for options intended to qualify as qualified incentive stock options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change of control, as defined in the Plan.

Stock option awards granted for the year 2013 were estimated to have a weighted average fair value per share of $0.47. Stock option awards granted for the year 2012 were estimated to have a weighted average fair value per share of $0.37. There were no stock options or compensation-based warrants granted in the years 2010 and 2009. Stock option and compensation-based warrant awards granted for the year 2008 were estimated to have a weighted average fair value per share of $0.86. There were no stock options or warrants granted prior to 2008. The fair value calculation is based on stock options and warrants granted during a period using the Black-Scholes option-pricing model on the date of grant. In addition, for all stock options and compensation-based warrants granted, exercise price was determined based on the fair market value as determined by the closing stock price at the date of the grant. For stock option and compensation-based warrants granted during 2008, 2011, 2012 and 2013 the following weighted average assumptions were used in determining fair value:

	2008	2011	2012	2013
Risk-free interest rate	3.10%	2.30%	0.78%	1.58%
Dividend yield	-%	-%	-%	-%
Expected volatility	80%	163%	185%	189%
Expected term in months	76	81	61	69

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

Option activity under the Plan for the year ended December 31, 2013, was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)
Year Ended December 31, 2013
Outstanding at December 31, 2012	3,482,188	$1.22	5.8
Granted	2,550,000	$0.48	9.6
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2013	6,032,188	$0.90	6.8	$18,671,745
Vested and expected to vest December 31, 2013	6,032,188	$1.22	5.8	$18,671,745
Exercisable at December 31, 2013	4,848,298	$1.0535	6.2	$14,824,475

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company’s stock.

A summary of options outstanding and exercisable as of December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(Years)

$0.30	56,771	4.3	$0.30	56,771	$0.30
$0.33	125,000	7.5	$0.33	89,583	$0.33
$0.35	25,000	8.3	$0.35	25,000	$0.35
$0.39	25,000	8.8	$0.39	25,000	$0.39
$0.46	2,500,000	9.6	$0.46	1,423,611	$0.46
$0.53	20,000	7.1	$0.53	13,333	$0.53
$0.54	25,000	9.3	$0.54	-	-
$0.90	730,417	4.3	$0.90	715,000	$0.90
$1.40	2,500,000	4.8	$1.40	2,500,000	$1.40
$1.95	25,000	9.8	$1.95	-	$1.95
	6,032,188	5.8	$0.90	4,848,298	$1.05

Warrant activity under the Plan for the year ended December 31, 2013, was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
			(In years)
Year Ended December 31, 2013
Outstanding at December 31, 2012	85,620	$0.90	0.9	$-
Granted	-	-
Exercised	-	-
Forfeited/expired	(75,620)	0.90
Outstanding at December 31, 2013	10,000	$0.90	4.3	$31,000
Vested and expected to vest December 31, 2013	10,000	$0.90	0.9	$31,000
Exercisable at December 31, 2013	10,000	$0.90	0.9	$31,000

A summary of warrants outstanding and exercisable as of December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(Years)

$0.90	10,000	4.3	$0.90	10,000	$0.90
	10,000	4.3	$0.90	10,000	$0.90

Stock Option Grants - Total stock option expense for the year 2012 totaled $63,385.

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

In August of 2013 the Company made stock option grants to management and officers to purchase in the aggregate 2,500,000 shares of the Company’s common stock. The previous grant of stock options to management and officers was made in 2008. Terms of the stock option grants require that the individuals continue employment with the Company over the vesting period of the option, fifty percent (50%) of which vested upon the date of the grant of the stock options and fifty percent (50%) of which will vest evenly over 3 years from the date that the options were granted. The exercise price of the option is $0.46 a share, which was the closing price of the common stock at the date of the grants being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred eighty nine percent (189%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option awards and the effective term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total value of stock options granted to management and officers was determined using this methodology to be $1,125,000, half of which was expensed at the date of grant and the balance will be expensed straight-line over the next three years based on the stock option service period.

In October of 2013, the Company made a stock option grant to purchase 25,000 shares of the Company’s common stock for service as a director of the Company. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is one year from the date of grant for the director service stock option. The exercise price of the option is $1.95 a share, which was the closing price of the common stock at the date of grant being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of two hundred forty five percent (245%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the effective term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total fair value of the stock option granted was determined using this methodology to be $48,550, which is being expensed following the date of grant based on the stock option vesting schedule.

Total stock option expense for the year 2013 totaled $704,480. Of this amount, $32,879 related to stock options for personnel involved in R&D activities and $671,601 related to stock options for outside directors and officers and management of the Company. As of December 31, 2013, total unrecognized compensation cost related to unexpensed stock option awards amounted to $547,691.

Warrant Grants - There were no warrants for services granted in 2013 and there was no warrant expense for the year 2013. There were no warrants for services granted in the year 2012 and there was no warrant expense for the year 2012.

11.	Commitments and Contingencies

Technology License – Related Party - The Company has negotiated exclusive licenses from the MD Anderson Cancer Center to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Related party accounts payable and accrued license payments attributable to the Technology License totaling $100,000 are included in Current Liabilities as of December 31, 2013. Related party accrued expense totaling $52,050 as of December 31, 2013 represent hospital costs for the clinical trial and are not related to the Technology License. As of December 31, 2013, the Company estimates reimbursable past patent expenses will total approximately $75,000 for the antisense license. The Company will be required to pay when invoiced the past patent expenses at the rate of $25,000 per quarter. In addition, the Company decided to discontinue development of its siRNA technology and subsequently canceled its siRNA license in June of 2012 (See Note 1).

Drug Supplier Project Plan - In fourth quarter of 2013, Bio-Path entered into two project plan agreements with the Company’s drug substance manufacturer and its final drug product manufacturer for the manufacture and delivery of final drug product for expected delivery in the first quarter of 2014. Subsequent scheduling now has this drug product arriving mid-second quarter 2014. The project plans required the Company to pay approximately $270,000 in various stages as the drug substance and final product are manufactured and delivered to the Company. Of this amount, $51,364 has been paid for by the Company, which is carried on the Balance Sheet as Prepaid Drug Product for Testing. This amount substantially represents the entire financial commitments to the drug substance and the drug product manufacturers for the new batch of drug product. The drug product is anticipated to be delivered to the Company in the second quarter of 2014 and the Balance Sheet item Prepaid Drug Product for Testing totaling $51,364 will be expensed when received.

12.	Income Taxes

At December 31, 2013, the Company has a net operating loss carryforward for Federal income tax purposes of $10,962,529 which expires in varying amounts during the tax years 2026 and 2033. The Company has a research and development tax credit carryforward of $520,891 for Federal tax purposes that expires in varying amounts in the tax years 2028 and 2033. The Company recorded an increase in the valuation allowance of $945,347 for the year ended December 31, 2013.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2013	2012
Current Deferred Tax Assets
Accrued Bonuses	$15,725	$39,313
Noncurrent Deferred Tax Assets
Net Operating Loss (NOL) Carryover	3,727,259	2,914,697
Technology Licenses	69,859	73,021
Research & Development Tax Credits	520,891	383,067
Share Based Expense	201,490	179,779
Total Deferred Tax Asset	4,535,224	3,589,877
Less: Valuation Allowance	(4,535,224)	(3,589,877)
Net Deferred Tax Asset	$-	$-

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	December 31,
	2013	2012

Loss Before Income Taxes	$(3,266,013)	$(2,582,537)
Tax (Benefit) @ Statutory Tax Rate	(1,110,444)	(878,063)
Effects of:
Exclusion of ISO Expense	217,813	-
R&D Tax Credits	(90,964)	(179,779)
Increase in Valuation Allowance	945,347	1,056,770
Other	38,248	1,072
Provision for Income Taxes	$-	$-

As of December 31, 2013 and 2012, the Company has no unrecognized income tax benefits. A reconciliation of our unrecognized tax benefits for the years ending December 31, 2013 and 2012 is presented in the table below:

December 31,
	2013	2012

Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending Balance	$-	$-

The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2013, and 2012 and no interest or penalties have been accrued as of December 31, 2013 and 2012.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

13. Subsequent Events

On November 5, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on January 13, 2014. The shelf registration statement was filed to register the offering and sale of up to $100 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units. This is expected to greatly simplify the raising of capital in the future and significantly reduce commission costs associated with raising capital.

In January of 2014 the Company sold 5 million shares of common stock with associated warrants to purchase additional shares of common stock to an institutional investor for $15 million.

In the first quarter of 2014, the Company entered into supply agreements with its drug substance and final drug product manufacturer for the manufacture of the Company’s drug substance and final drug product for delivery in mid-second quarter of 2014. The cost for both contracts is approximately $250,000, which is expected to be expensed in the second quarter of 2014. The product being manufactured with these agreements is intended to build drug product inventory for the anticipated Phase II clinical trial of the Company’s lead drug product candidate. The agreements call for the Company to pay amounts in various stages until the final drug product is manufactured, successfully tested and delivered to the Company.

On March 5, 2014, the Company announced that its shares of common stock have been approved for uplisting to the NASDAQ Capital Market. Effective Monday, March 10, 2014, the stock began trading on the NASDAQ Capital Market under the symbol BPTH. Bio-Path believes the uplisting will provide the Company with great visibility, marketability and liquidity and represents another important milestone for the Company.

