Form 10-Q
period 2014-03-31
BIO-PATH HOLDINGS INC
filed 2014-05-15
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 5, 2014, the registrant had 89,237,872 outstanding shares of common stock, no par value.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our anticipated clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” in “ITEM 1. BUSINESS” of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2013, and those set forth in our other filings with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
	2014	2013

ASSETS

Current assets
Cash	$16,819,783	$3,551,832
Prepaid drug product for testing	249,056	51,364
Other current assets	157,464	64,117

Total current assets	17,226,303	3,667,313

Other assets
Technology licenses - related party	2,500,374	2,500,374
Less Accumulated Amortization	(1,129,012)	(1,088,856)
	1,371,362	1,411,518

TOTAL ASSETS	$18,597,665	$5,078,831

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	238,027	76,109
Accounts payable - related party	1,005	-
Accrued expense	78,875	66,739
Accrued expense - related party	52,050	52,050
Accrued license payments - related party	50,000	100,000

Total current liabilities	419,957	294,898

Long term debt	-	-

TOTAL LIABILITIES	419,957	294,898

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding		-
Common Stock, $.001 par value, 200,000,000 shares authorized 89,237,872 and 84,237,872 shares issued and outstanding as of 3/31/14 and 12/31/13, respectively	89,238	84,238
Additional paid in capital	33,990,644	20,096,991
Accumulated deficit during development stage	(15,902,174)	(15,397,296)

Total shareholders' equity	18,177,708	4,783,933

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$18,597,665	$5,078,831

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

			From inception
	January 1 to March 31		05/10/07 to
	2014	2013	3/31/14

Revenue	$-	$-	$-

Operating expense

Research and development a/	107,641	401,099	5,952,122

Research and development - related party b/	21,719	15,000	1,201,044

General & administrative c/	380,850	239,811	9,074,964

Total operating expense	510,210	655,910	16,228,130

Net operating loss	$(510,210)	$(655,910)	$(16,228,130)

Other income (expense)
Interest income	5,573	124	86,699
Other income	-	-	244,479
Other expense	(239)	(216)	(5,222)
Total Other Income (Expense)	5,334	(92)	325,956

Net Loss	$(504,876)	$(656,002)	$(15,902,174)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.31)

Basic and diluted weighted average number of common shares outstanding	89,237,872	62,219,050	51,268,122

a/	Research and development expense includes stock option expense of $6,623 and $11,414 for the quarters ending 3/31/2014 and 3/31/2013, respectively; and $462,500 for the period from inception through 3/31/2014. Research and development expense also includes amortization expense of $40,156 for the quarters ending 3/31/2014 and 3/31/2013; and $1,177,515 for the period from inception through 3/31/2014.

b/	Includes $690,000 technology impairment charge for the period from inception through 3/31/2014.

c/	General & administrative expense includes stock option expense of $79,655 and $4,605 for the quarters ending 3/31/2014 and 3/31/2013, respectively; and for the period from inception through 3/31/2014, $3,342,011 for stock option and warrant expense and $318,500 in stock for services.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

			From inception
	January 1 to March 31		05/10/2007 to
	2014	2013	3/31/2014

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(504,876)	$(656,002)	$(15,902,174)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	40,156	40,156	1,177,515
Technology impairment	-	-	690,000
Common stock issued for services	-	-	318,500
Stock options and warrants	86,278	16,019	3,804,511
(Increase) decrease in assets
Prepaid drug product for testing	(197,692)	99,000	(249,056)
Other current assets	(93,347)	(11,349)	(157,464)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	125,059	(38,828)	419,957

Net cash used in operating activities	(544,422)	(551,004)	(9,898,211)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license - related party	-	-	(884,710)

Net cash used in investing activities	-	-	(884,710)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	13,812,373	305,665	27,182,704

Net cash from financing activities	13,812,373	305,665	27,602,704

NET INCREASE (DECREASE) IN CASH	13,267,951	(245,339)	16,819,783

Cash, beginning of period	3,551,832	534,046	-

Cash, end of period	$16,819,783	$288,707	$16,819,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-	$445
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes	$-	$-	$420,000
Common stock issued to Placement Agent	$-	$-	$1,362,613
Common stock issued to M.D. Anderson for technology license	$-	$-	$2,354,167
Due diligence and commitment shares issued to Lincoln	$-	$-	$210,755

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements Ended March 31, 2014

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company”) as of and for the fiscal year ended December 31, 2013. The results of operations for the period ended March 31, 2014, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

Bio-Path Holdings, Inc. (“Bio-Path” or the “Company”) is a development stage company with its lead cancer drug candidate, Liposomal Grb-2 (L-Grb-2 or BP-100-1.01), currently in clinical trials. The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and is dedicated to developing novel cancer drugs under an exclusive license arrangement (the “License Agreement”). The Company has drug delivery platform technology with composition of matter intellectual property for systemic delivery of antisense. Bio-Path also plans to investigate developing liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense. In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with additional drug candidates in the future. Bio-Path also expects to broaden its technology to include cancer drugs other than antisense, including drug candidates licensed from institutions other than MD Anderson.

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

The original IND granted by the FDA in March of 2010 allowed the Company to proceed with a Phase I clinical trial having five (5) cohorts culminating in a maximum dose of 50 mg/m2. However, in November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company requested the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with Bio-Path’s Board of Directors (the “Board”), advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of Liposomal Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company announced in June of 2013 that it completed Cohort 5, successfully treating three patients at a dose of 60 mg/m2, which had been increased from 50 mg/m2 in the revised protocol. The Company has enrolled three patients in Cohort 6 for treatment at a dose of 90 mg/m2 and currently has two (2) evaluable patients. The Company is currently awaiting drug resupply to complete Cohort 6.

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

The Principal Investigator for the Phase I clinical trial, Jorge Cortes, M.D., is a leading expert in the treatment of CML, AML, MDS and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the American Society of Hematology annual meeting in December of 2011. Results that demonstrated potential anti-leukemia benefits in treated patients were included in the presentation. Subsequently, in the fall of 2013 the Principal Investigator prepared an abstract of updated information on the results of the clinical trial through Cohort 5, which was accepted for presentation at the American Society of Hematology annual meeting in December of 2013. Highlights from the presentation prepared by Dr. Cortes for the meeting included:

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

The Company was founded in May of 2007 as a Utah corporation. In February of 2008, Bio-Path completed a reverse merger with Ogden Golf Co. Corporation, a public company traded over the counter that had no current operations. The name of Ogden Golf was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path, Inc. became the directors and officers of Bio-Path Holdings, Inc. Bio-Path became a publicly traded company as a result of this merger. The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for a limited number of product candidates including readying and now conducting a Phase I clinical trial in its lead drug product candidate Liposomal Grb-2.

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

On March 11, 2014, the Board of the Company appointed Ulrich W. Mueller, Ph.D., as the Company’s Chief Operating Officer. This is the initial hiring step implanting a plan to put in place a core organization that can manage the Company’s expanding clinical trials and deliver on the Bio-Path business plan vision of rapidly converting validated protein disease targets into proprietary liposome-antisense drug candidates that enter Phase I clinical trials. In April 2014, the Company progressed further with its organization plan by hiring a director of clinical trials, controller and director of information technology.

In April 2014 the Company entered in a lease for a larger office space. The new, expanded size office is required for the core organization the Company is adding.

As of March 31, 2014, Bio-Path had $16,819,783 in cash on hand.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.	Related Party

Based on its stock ownership in the Company, MD Anderson Cancer Center meets the criteria to be deemed a related party of Bio-Path Holdings. For the quarters ending March 31, 2014 and 2013, MD Anderson related party research and development expense was $21,719 and $15,000, respectively. MD Anderson related party research and development expense for the quarter ending March 31, 2014 was comprised of $21,719 in current patent maintenance fees for the License Agreement. Accounts payable related party was $1,005 comprised of current patent expenses for the License Agreement, $52,050 in accrued expense related party for MD Anderson clinical trial hospital costs for the clinical trial and accrued license payments related party of $50,000 for past patent expenses (See Notes 4., 5. and 6.). MD Anderson related party research and development expense for the quarter ending March 31, 2013 was comprised of $15,000 for MD Anderson clinical trial hospital expense. As of December 31, 2013, accrued expense related party consisted of $52,050 for MD Anderson clinical trial hospital costs and $100,000 in accrued license payments payable due to the related party for past patent expenses and for the annual license maintenance fee for the License Agreement. See Notes 5 and 6.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $51,364 in late 2013 pursuant to a Drug Supply Contract (See Note 9.) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2013 at cost as Prepaid Drug Product for Testing. The Company incurred additional installment costs with the total costs incurred totaling $249,056 being carried on the Balance Sheet as of March 31, 2014 as Prepaid Drug Product for Testing (See Note 9.).

4.	Accounts Payable

As of March 31, 2014, Current Liabilities included accounts payable of $238,027 comprised primarily of approximate amounts owed totaling $114,300 for the Company’s annual director’s and officer’s insurance premium, $24,800 owed to the Company’s lawyers, $15,700 for advisory services, approximate amounts owed to the Company’s drug product and drug substance manufacturers totaling $69,500 and $16,000 to the Company’s professional advisors. As of March 13, 2014 accounts payable related party consisted of $1,005 for current patent expenses for the License Agreement. As of December 31, 2013, Current Liabilities included accounts payable $76,109, which amounts were subsequently paid in 2014.

5.	Accrued Expense

As of March 31, 2014, Current Liabilities included accrued expense of $78,875 for Board committee meeting fees and management bonus accrual. Current Liabilities as of March 31, 2014 also included accrued expense related party of $52,050 for MD Anderson clinical trial hospital expense. (See Note 2.). As of December 31, 2013, Current Liabilities included accrued expense of $66,739 and accrued expense related party of $52,050.

6.	Accrued License Payments – Related Party

Accrued license payments related party totaling $50,000 and $100,000 were included in Current Liabilities as of March 31, 2014 and December 31, 2013, respectively. The amount included for March 31, 2014 represents reimbursement of past patent expenses incurred by MD Anderson prior to the Bio-Path license and the amount included for December 31, 2013 included past patent expenses and the annual maintenance fee for the License Agreement.

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

In January of 2014, the Company issued a total of 5,000,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock for aggregate gross proceeds of $15,000,000. The warrants are exercisable for a period of five years from the date of issuance. The exercise price of the warrants is $4.74 a share.

As of March 31, 2014, there were 89,237,872 shares of common stock issued and outstanding. There are no preferred shares outstanding as of March 31, 2014.

8.	Stock Options and Warrants

Stock Options

In January of 2014, the Company made a stock option grant to purchase 25,000 shares of the Company’s common stock for services rendered by a director of the Company. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is one year from the date of grant for the director service stock option. The exercise price of the option is $4.30 a share, which was the closing price of the common stock at the date of grant being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred eighty five percent (185%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the expected term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total fair value of the stock option granted was determined using this methodology to be $104,425, which is being expensed following the date of grant based on the stock option vesting schedule.

Stock option expense for the quarter ending March 31, 2014 was $86,278. Of this amount, $6,623 related to stock options for personnel involved in R&D activities and $79,655 related to stock options for outside directors, officers and management of the Company.

Warrant - There were no warrants for services granted during the quarter ending March 31, 2014. The warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

9.	Commitments and Contingencies

Technology License – Related Party - The Company has negotiated exclusive licenses from the MD Anderson Cancer Center to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Related party accrued license payments attributable to the License Agreement totaling $50,000 are included in Current Liabilities as of March 31, 2014. Related party accrued expense totaling $52,050 as of March 31, 2014 represents hospital costs for the clinical trial and are not related to the License Agreement. As of March 31, 2014, the Company estimates reimbursable past patent expenses will total approximately $75,000 for the License Agreement. The Company will be required to pay when invoiced the past patent expenses at the rate of $25,000 per quarter. In addition, the Company decided to discontinue development of its siRNA technology and subsequently canceled its siRNA license in June of 2012 (See Note 1).

Drug Supplier Project Plan – In fourth quarter of 2013, Bio-Path entered into two project plan agreements with the Company’s drug substance manufacturer and its final drug product manufacturer for the manufacture and delivery of final drug product for expected delivery in the first quarter of 2014. Subsequent scheduling now has this drug product arriving mid-second quarter 2014. The project plans required the Company to pay approximately $270,000 in various stages as the drug substance and final product are manufactured and delivered to the Company. Of this amount, $51,364 has been paid for by the Company, which was carried on the Balance Sheet as Prepaid Drug Product for Testing as of December 31, 2013. Subsequently, in the first quarter of 2014, the Company made additional payments to its drug substance and drug product suppliers as manufacturing progressed. As a result, as of March 31, 2014, $249,056 is carried on the Balance Sheet as of March 31, 2014 as Prepaid Drug Product for Testing. The drug product is anticipated to be delivered to the Company in the second quarter of 2014 and the Balance Sheet item Prepaid Drug Product for Testing totaling $249,056 will be expensed when received.

10.	Subsequent Events

In April 2014, the Company entered into a lease for a larger office space. The lease is for five years and requires approximately $6,500 a month initially in base rent with annual escalation over the term. The lease for the Company’s current office space will be allowed to expire in July 2014. The new, expanded-size office is required for the core organization the Company is adding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2013. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed under the caption “Risk Factors” in “Item 1, BUSINESS” in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2013, and other risks and uncertainties discussed in filings made with the Securities and Exchange Commission. See “Note Regarding Forward Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for additional discussion regarding risks associated with forward-looking statements.

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

The Company was founded in May of 2007 as a Utah corporation.  In February of 2008, Bio-Path completed a reverse merger with Ogden Golf Co. Corporation, a public company traded over the counter that had no current operations.  The name of Ogden Golf was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path, Inc. became the directors and officers of Bio-Path Holdings, Inc.  Bio-Path became a publicly traded company as a result of this merger. On March 10, 2014, the Company’s common stock ceased trading on the OTCQX and commenced trading on the NASDAQ Capital Market under the ticker symbol “BPTH.”

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

BP-100-1.01

Indications for Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Myelodysplastic Syndrome (MDS) and Acute Lymphoblastic Leukemia (ALL)

BP-100-1.01 is our lead liposome delivered antisense drug candidate, which is being clinically tested in patients having Acute Myeloid Leukemia (“AML”), Chronic Myelogenous Leukemia (“CML”), Myelodysplastic Syndrome (“MDS”) and Acute Lymphoblastic Leukemia (“ALL”).  If the results of the clinical tests are favorable, we expect there will be opportunities to negotiate non-exclusive license applications involving upfront cash payments with pharmaceutical companies developing antisense drugs that need systemic delivery technology.

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

The original IND granted by the FDA in March of 2010 allowed the Company to proceed with a Phase I clinical trial having five (5) cohorts culminating in a maximum dose of 50 mg/m 2. However, in November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company requested the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with Bio-Path’s Board of Directors (the “Board”), advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of L-Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company announced in June of 2013 that it completed Cohort 5, successfully treating three patients at a dose 60 mg/m 2, which had been increased from 50 mg/m 2 in the revised protocol. The Company has enrolled three patients in Cohort 6 for treatment at a dose of 90 mg/m 2 and currently has two evaluable patients. The Company is currently awaiting drug resupply to complete Cohort 6. To date, there has been no evidence of significant toxicity from treatment of patients with L-Grb-2 in our Phase I clinical trial.

Patients eligible for enrollment into the Phase I clinical trial have refractory or relapsed AML, CML, ALL, or MDS and have failed other approved treatments. These are patients with very advanced stages of the disease, and consequently, not all patients enrolled are able to complete the four-week treatment cycle because of progressive disease, which is unrelated to the treatment with L-Grb-2.

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

In this regard, in August of 2013 Bio-Path announced that its liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with its drug candidate BP-100-1.01 inhibits the Grb-2 disease-causing target protein in patients with blood cancers. Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for L-Grb-2 to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease, which has a disease causing protein, as a chronic disorder. This accomplishment is potentially a significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and get the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principal for our delivery technology may lead to licensing and business development opportunities, furthering our business model.

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

Data from the Phase I clinical trial

•	Among 18 evaluable patients through five completed cohorts, nine experienced at least a 50 percent reduction in peripheral or bone marrow blasts from baseline.
•	Five patients demonstrated transient improvement and/or stable disease, three of whom received a total of five cycles each.
•	Two patients, in addition to achieving market blast percentage declines, also experienced transient improvements in leukemia cutis lesions.

Disease Stabilization in MDS and AML

•	Two patients with MDS, a 53-year old male and a 72-year old female, both achieved disease stabilization and continued therapy for five cycles before disease progression.
•	A 54-year old HIV positive male with AML achieved stable disease and marked reduction in peripheral blasts, continuing therapy for five cycles before disease progression.

Experience in CML-Blast Phase

•	Patient with myeloid blast crisis of CML.
•	Prior therapies consist of: imatinib, dastinib, nilotinib, DCC-2036, Cytarabine + Fludarabine + Dasatinib + Gemtuzumab, PHA-739358, Clofarabine + Dasatinib.
•	Upon start of BP-100-1.01 patient showed a significant reduction in blasts from 81 percent to 5 percent but due to leptomeningeal disease progression discontinued therapy before full cycle.

Inhibition of Target Grb-2 Protein

•	Grb-2 levels were compared to baseline prior to treatment.
•	On day 15, BP-100-1.01 decreased Grb-2 in five of eight samples tested (average reduction 55 percent).
•	End of treatment day15, BP-100-1.01 decreased Grb-2 levels in eight out of nine patients (average reduction 45 percent).

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

Bio-Path has also been working with the Principal Investigator to finalize plans for Phase II clinical trials in L-Grb-2. Significantly, these plans include three Phase II trials, one each for CML, AML and MDS, of the drug candidate L-Grb-2 in salvage therapy for very advanced patients.

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

BP-100-1.02

BP-100-1.02 (“Bcl-2” or “BP-100-1.02”) is Bio-Path's co-lead liposome delivered antisense drug candidate. The scientific name for BP-100-1.02 is Liposomal Bcl-2, a liposome delivered antisense cancer drug. BP-100-1.2 is ready for clinic and is intended to target the lymphoma and certain solid tumor markets. Clinical targets for BP-100-1.02 include lymphoma, breast cancer, colon cancer, prostate cancer and leukemia. Liposomal Bcl-2 has the potential to treat 40%-60% of solid tumors.

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

Projected Financing Needs

The cost to complete our current business plan over the next 18 months is expected to be approximately $12,800,000.

In January 2014, we sold shares of common stock and warrants to an institutional investor in a registered direct offering that provided us with approximately $13,750,000 in net proceeds. As a result, in part, the Company had cash balances on hand in excess of $16,800,000 on March 31, 2014. Accordingly, we believe that our current level of resources should be sufficient to complete our current plan described below.

The remaining cost of the Phase I clinical trial of BP-100-1.01, assuming we are able to end the trial after completion of Cohort 6, is expected to be approximately $300,000, including amounts needed to have end-of-trial analysis performed on patient data and a formal report, provided that the trial is completed after the next dose level.   If the Phase I clinical trial in BP-100-1.01 is successful, we expect to follow with multi-site Phase II trials in BP-100-1.01.  Successful Phase I and II trials of BP-100-1.01 are expected to provide clinical evidence to support BP-100-1.01 as a potential therapeutic drug product for treatment of AML, MDS and CML.  The Phase I clinical trial for Bp-100-1.01 has already provided important clinical proof of concept that the Company’s core liposomal delivery technology appears to in fact work. The Phase II clinical trials in BP-100-1.01 are expected to cost approximately $2,000,000 each, or approximately $6,000,000 for all three to complete the basic treatment for the estimated number of patients.

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

Approximately $200,000 has been allocated to identifying other protein targets for development into liposomal antisense drug candidates. The balance of the $12,800,000 in funding needs from our revised plan over 18 months is approximately $2,800,000, which is planned to fund patent expenses, licensing fees, pre-clinical costs, consulting fees and management and administration. Of the total of $12,800,000 in projected expenses, approximately $9,800,000 in project costs is projected to be spent on clinical trials of our drug candidates and developing new drug candidates, and the balance is projected to be spent on period costs for professionals, organization and license costs. Actual spending of these funds is expected to be spread over the next 27 months.

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

License Agreement

We currently maintain an exclusive license agreement with MD Anderson (the “License Agreement”). The License Agreement relates to the delivery technology platform for antisense nucleic acids including two single nucleic acid (antisense) drug products. The License Agreement requires, among other things, that we reimburse MD Anderson for ongoing patent expense. Accrued license payments totaling $50,000 for past patent expenses are included in Current Liabilities as of March 31, 2014. Past patent expenses represent patent expenses incurred by MD Anderson prior to executing the License Agreement with Bio-Path that are being amortized in quarterly payments. As of March 31, 2014, the Company estimates remaining reimbursable past patent expenses total approximately $75,000 for the antisense license. The Company will be required to pay these patent expenses at the rate of $25,000 per quarter when invoiced by MD Anderson. In addition, accrued expense-related party of $52,050 was included in current liabilities as of March 31, 2014 representing accrued hospital expense for MD Anderson services treating patients in Bio-Path’s clinical trial of BP-100-1.01. This expense is unrelated to the License Agreement.

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

Affordability and potential for partnering: Can the clinical trial endpoints be designed in a manner that is unambiguous, persuasive, and can be professionally conducted in a manner consistent with that expected by the pharmaceutical industry at a cost of less than $5-7 million dollars?

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

Business Strategy

Previously, we developed a business plan with milestones that we anticipated would require us to raise approximately $7,330,000 to completely implement such current business plan. The milestones include completion of the Phase I clinical trial of L-Grb-2, a Phase I clinical trial in an additional liposomal antisense drug product in addition to the drug product L-Grb-2 currently in a Phase I clinical trial and a multi-site Phase II clinical trial of L-Grb-2. In addition, our previous plan of operation included funds to in-license up to four new protein targets for development as liposomal antisense drug product candidates to add to our product pipeline for development. However, the results seen to date in the Phase I clinical trial of L-Grb-2 have created the opportunity to conduct multi-site Phase II clinical trials of L-Grb-2 in three separate blood cancers (specifically, AML, MDS and CML), a significant opportunity for the Company. We also believe that the opportunity to develop, in conjunction with MD Anderson, our lead cancer drug L-Grb-2 to treat TNBC and IBC, two cancers characterized by formation of aggressive tumors and relatively high mortality rates, is promising. As a result of these two developments over the past year, Bio-Path has revised its business plan over the next 18 months to include (i) milestones for the additional two Phase II clinical trials for L-Grb-2 and (ii) development of L-Grb-2 treatments for TNBC and IBC, including a pre-clinical program and a Phase I clinical trial. The Company believes that the potential to enhance the value of the Company from these two project additions is significant; however, these projects were expected to cause the capital requirements to be raised by the Company over the next 18 months to increase to $12,800,000. Since then, in January 2014, we sold shares of common stock and warrants to an institutional investor in a registered direct offering that provided us with approximately $13,750,000 in net proceeds. Actual spending of these funds is expected to be spread over the next 27 months.

In order to capitalize on the growing need for new drug candidates by the pharmaceutical industry, and recognizing the value of clinical data, we have developed our commercialization strategy based on the following concepts:

☐	Develop in-licensed compounds to proof-of-concept in patients through Phase II.

☐	Manage trials as if they were being conducted by a major pharmaceutical company: seamless transition; quality systems; documentation; and disciplined program management recognized by diligence teams of major pharmaceutical companies; trials conducted, monitored and data collected consistent with applicable FDA regulations to maximize Bio-Path’s credibility and value to minimize time to gain registration by partner.

☐	Leverage outside testing firms for pre-clinical capabilities and MD Anderson for clinical development capabilities. Outside testing firms perform pre-clinical studies as well as clinical pharmacokinetics and pharmacodynamics while MD Anderson’s world-renowned clinics will be used for clinical trials, particularly for early clinical trials. This should allow us to develop our drug candidates with experienced professional staff at a reduced cost compared to using external contract research organizations to run clinical trials. This should also allow us to operate in an essentially virtual fashion, thereby avoiding the expense of setting up and operating laboratory facilities, and without losing control over timing or quality or IP contamination.

☐	Use our scientific advisors and the Board to supplement our management team to critically monitor existing programs and evaluate new technologies and/or compounds discovered or developed at MD Anderson, or elsewhere, for in-licensing.

☐	Hire a small team of employees or consultants: business development, regulatory management, and project management.

☐	Outsource manufacturing and regulatory capabilities. Bio-Path will not need to invest its resources in building functions where it does not add substantial value or differentiation. Instead, it will leverage an executive team with expertise in the selection and management of high quality contract manufacturing and regulatory firms. Future manufacturing capabilities may be developed at a later date as a means to control the technology and ensure adequate supplies of our future internally developed drug products and for out-licensed drug products.

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

Bio-Path's business model relies on developing drug product candidates through Phase II and either entering into out-license agreements with pharmaceutical licensee partners who will be responsible for post-Phase II clinical testing and working with the FDA on necessary regulatory submissions resulting in approval of new drug applications for commercialization, or internally developing a drug product candidate through commercialization. For more detailed discussions on the clinical trial processes involvement with the FDA, please refer to “Part I, Item 1. Description of Business - Government Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations for the three months ended March 31, 2014 and 2013.

Revenues.  We have no operating revenues since our inception.

Research and Development Expenses. Our research and development expense was $107,641 for the three month period ended March 31, 2014, a decrease of $293,458 from the three month period ended March 31, 2013.  The decrease in research and development expense for the three months ended March 31, 2014 compared to the comparable period ended March 31, 2013 was primarily due to an approximate $273,000 decrease in drug material used in the clinical trial and an approximate $34,000 decrease in clinical trial expense, offset to some extent from development costs for a clinical trial data management system and drug material testing. Research and development expense-related party was $21,719 for the three month period ended March 31, 2014, an increase of $6,719 compared to the comparable three month period ended March 31, 2013. The increase in research and development expense-related party was due primarily to higher patent expense from the Company’s License Agreement.

General and Administrative Expenses. Our general and administrative expenses were $380,850 for the three month period ended March 31, 2014, an increase of $141,039 compared to the three month period ended March 31, 2013. The increase in general and administrative expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due to an $80,000 exchange listing fee for the Company’s common stock to be listed on the NASDAQ Capital Market and $75,000 non-cash expense from vesting of previously granted stock options to officers, directors and management.

Net Loss.  Our net loss was $504,876 for the three month period ended March 31, 2014 compared to a net loss of $656,002 for the three month period ended March 31, 2013. The decrease in the net loss for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due to a decrease in research and development expense of $293,458 offset to some extent by $6,729 increase in research and development expense related party and $141,039 increase in general and administrative expense. Net loss per share, both basic and diluted, was $0.01 per share for the three month period ending March 31, 2014 and $0.01 per share for the three month period ending March 31, 2013.

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

At March 31, 2014, we had cash of $16,819,783 compared to $3,551,832 at December 31, 2013.  The increase in cash balances during the three month period ended March 31, 2014 primarily results from the sale of an aggregate of 5,000,000 shares of our common stock and warrants to purchase a total of 2,500,000 shares of our common stock to the Sabby Investors for gross proceeds of approximately $15,000,000 with net proceeds amounting to approximately $13,750,000.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the three months ended March 31, 2014 was $544,422 compared to $551,004 for the three months ended March 31, 2013. Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by proceeds from the sale of the shares of the Company’s common stock and other capital raising efforts.

Net cash provided by financing activities during the three month period ended March 31, 2014 was $13,812,373 compared to $305,665 for the three month period ended March 31, 2013.  Since inception through March 31, 2014, we have net cash provided from financing activities of $27,602,704. We believe that our available cash and our ongoing capital raising efforts will be sufficient to fund our liquidity and capital expenditure requirements through the first quarter of 2016.

On November 5, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on January 13, 2014. The shelf registration statement was filed to register the offering and sale of up to $100 million of our common stock, preferred stock or warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

On January 15, 2014, we entered into a securities purchase agreement, as amended, with two dedicated healthcare funds (collectively, the “Sabby Investors”) that are managed by Sabby Management, pursuant to which the Company agreed to sell an aggregate of 5,000,000 shares of its common stock and warrants to purchase a total of 2,500,000 shares of its common stock to the Sabby Investors for gross proceeds of approximately $15,000,000. The net proceeds to the Company from the registered direct public offering, after deducting the placement agent’s fees and expenses, the Company’s estimated offering expenses, and excluding the potential proceeds from the exercise of the warrants issued in the offering, were approximately $13,750,000. The offering closed on January 21, 2014. We will use the net proceeds from this offering and sale of securities for working capital and general corporate purposes.

Contractual Obligations and Commitments

Bio-Path has entered into the License Agreement with MD Anderson. A summary of certain material terms of the License Agreement is detailed in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2013.

In the fourth quarter of 2013, Bio-Path entered into two project plan agreements with the Company’s drug substance manufacturer and its final drug product manufacturer for the manufacture and delivery of final drug product for expected delivery in the first quarter of 2014. Subsequent scheduling now has this drug product arriving mid-second quarter 2014. The project plans required the Company to pay approximately $270,000 in various stages as the drug substance and final product are manufactured and delivered to the Company. Of this amount, $51,364 has been paid for by the Company, which was carried on the Balance Sheet as Prepaid Drug Product for Testing as of December 31, 2013. Subsequently, in the first quarter of 2014, the Company made additional payments to its drug substance and drug product suppliers as manufacturing progressed. As a result, as of March 31, 2014, $249,056 is carried on the Balance Sheet as of March 31, 2014 as Prepaid Drug Product for Testing. The drug product is anticipated to be delivered to the Company in the second quarter of 2014 and the Balance Sheet item Prepaid Drug Product for Testing totaling $249,056 will be expensed when received.

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

On April 16, 2014, we entered into a lease agreement with Pin Oak North Parcel TT, LLC for approximately 3,002 square feet of office space located at 4710 Bellaire, Bellaire, Harris County, Texas 77401, having a term of 60 months beginning on August 1, 2014.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements.  Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2014, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among Ogden Golf Co. Corporation, a Utah corporation (the registrant), Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 27, 2007).
3.1	Restated Articles of Incorporation (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
3.2	Restated Bylaws (incorporated by reference to exhibit 3.1 to the registrant’s current report on Form 8-K filed on February 13, 2014).
3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on February 19, 2008).
4.1	Specimen Stock certificate (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-A filed on September 10, 2008).
4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to exhibit 4.2 to the registrant’s annual report on Form 10-K filed on March 31, 2014).
4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K on January 21, 2014).
10.1	Form of Securities Purchase Agreement by and between the Company, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 21, 2014).
10.2	Form of Waiver, Consent and Amendment to that certain Securities Purchase Agreement by and between Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K on January 21, 2014).
10.3	First Amendment to Employment Agreement, dated March 26, 2014 – Peter H. Nielsen (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 26, 2014).
31*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2014	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Chief Executive Officer, President/Principal Executive
Officer, Chief Financial Officer, Principal Financial Officer

