Form 10-Q
period 2014-06-30
BIO-PATH HOLDINGS INC
filed 2014-08-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________

Commission file number: 000-53404

Bio-Path Holdings, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0652870
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4710 Bellaire Boulevard, Suite 210, Bellaire, Texas 77401

(Address of principal executive offices)

Registrant's telephone no., including area code: (832) 971 -6616

2626 South Loop, Suite 180, Houston, Texas 77054

(Former address of principal executive offices)

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

At August 5, 2014, the Company had 89,237,872 outstanding shares of common stock, no par value.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2014	2013

ASSETS

Current assets
Cash	$15,721,128	$3,551,832
Prepaid drug product for testing	141,345	51,364
Other current assets	171,563	64,117

Total current assets	16,034,036	3,667,313

Other assets
Technology licenses - related party	2,500,374	2,500,374
Less Accumulated Amortization	(1,169,168)	(1,088,856)
	1,331,206	1,411,518

TOTAL ASSETS	$17,365,242	$5,078,831

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	78,915	76,109
Accounts payable - related party	3,213	-
Accrued expense	149,341	66,739
Accrued expense - related party	52,050	52,050
Accrued license payments - related party	50,000	100,000

Total current liabilities	333,519	294,898

Long term debt	-	-

TOTAL LIABILITIES	333,519	294,898

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding		-
Common Stock, $.001 par value, 200,000,000 shares authorized 89,237,872 and 84,237,872 shares issued and outstanding as of 6/30/14 and 12/31/13, respectively	89,238	84,238
Additional paid in capital	34,113,436	20,096,991
Accumulated deficit during development stage	(17,170,951)	(15,397,296)

Total shareholders' equity	17,031,723	4,783,933

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$17,365,242	$5,078,831

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Second Quarter		Year to Date		From inception
	April 1 to June 30		January 1 to June 30		05/10/07 to
	2014	2013	2014	2013	6/30/14

Revenue	$-	$-	$-	$-	$-

Operating expense

Research and development a/	517,040	156,036	624,681	557,135	6,469,166
Research and development - related party b/	3,213	32,067	24,931	47,067	1,204,257
General & administrative c/	754,548	240,543	1,135,400	480,354	9,829,509

Total operating expense	1,274,801	428,646	1,785,012	1,084,556	17,502,932

Net operating loss	$(1,274,801)	$(428,646)	$(1,785,012)	$(1,084,556)	$(17,502,932)

Other income (expense)
Interest income	6,066	1,531	11,639	1,655	92,766
Other income	-	-	-	-	244,479
Other expense	(42)	(129)	(281)	(345)	(5,264)
Total Other Income (Expense)	6,024	1,402	11,358	1,310	331,981

Net Loss	$(1,268,777)	$(427,244)	$(1,773,654)	$(1,083,246)	$(17,170,951)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.33)

Basic and diluted weighted average number of common shares outstanding	89,237,872	66,606,105	89,237,872	64,412,577	52,592,648

a/	Research and development expense includes stock option expenses of $20,410 and $8,220 for the quarters ending 6/30/2014 and 6/30/2013, respectively; $27,032 and $19,633 for the six month periods ending 6/30/2014 and 6/30/2013, respectively; and $482,912 for the period from inception through 6/30/2014
b/	Includes $690,000 technology impairment charge for the period from inception through 6/30/2014
c/	General & administrative expense includes stock for services, stock option and warrant expenses of $102,383 and $5,318 for the quarters ending 6/30/2014 and 6/30/2013, respectively; $182,039 and $9,923 for the six month periods ending 6/30/2014 and 6/30/2013, respectively; and $3,444,392 for the period from inception through 6/30/2014 for stock options and warrants and $318,500 in stock for services.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

			From inception
	January 1, to June 30		05/10/2007 to
	2014	2013	6/30/2014

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(1,773,654)	$(1,083,246)	$(17,170,951)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	80,312	80,312	1,217,670
Technology impairment	-	-	690,000
Common stock issued for services	-	-	318,500
Stock options and warrants	209,071	29,557	3,927,304
(Increase) decrease in assets
Prepaid drug product for testing	(89,981)	(84,180)	(141,345)
Other current assets	(107,446)	(3,836)	(171,563)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	38,621	(61,388)	333,519

Net cash used in operating activities	(1,643,077)	(1,122,781)	(10,996,866)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of exclusive license - related party	-	-	(884,710)

Net cash used in investing activities	-	-	(884,710)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	-	435,000
Cash repayment of convertible notes	-	-	(15,000)
Net proceeds from sale of common stock	13,812,373	2,515,961	27,182,704

Net cash from financing activities	13,812,373	2,515,961	27,602,704

NET INCREASE (DECREASE) IN CASH	12,169,296	1,393,180	15,721,128

Cash, beginning of period	3,551,832	534,046	-

Cash, end of period	$15,721,128	$1,927,226	$15,721,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-	$445
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued upon conversion of convertible notes	$-	$-	$420,000
Common stock issued to Placement Agent	$-	$448,950	$1,362,613
Common stock issued to M.D. Anderson for technology license	$-	$-	$2,354,167
Due diligence and commitment shares issued to Lincoln	$-	$-	$210,755

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements Ended June 30, 2014

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company”) as of and for the fiscal year ended December 31, 2013. The results of operations for the period ended June 30, 2014, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

Bio-Path is a development stage company with its lead cancer drug candidate, Liposomal Grb-2 (“L-Grb-2” or “BP-100-1.01”), currently in clinical trials. The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and is dedicated to developing novel cancer drugs under an exclusive license arrangement (the “License Agreement”). The Company has drug delivery platform technology with composition of matter intellectual property for systemic delivery of antisense. Bio-Path also plans to investigate developing liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense. In addition to its existing technology under license the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with additional drug candidates in the future. Bio-Path also expects to broaden its technology to include cancer drugs other than antisense, including drug candidates licensed from institutions other than MD Anderson.

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

The original IND granted by the FDA in March of 2010 allowed the Company to proceed with a Phase I clinical trial having five (5) cohorts culminating in a maximum dose of 50 mg/m2. However, in November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company requested the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with Bio-Path’s Board of Directors (the “Board”), advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of Liposomal Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company announced in June of 2013 that it completed Cohort 5, successfully treating three patients at a dose of 60 mg/m2, which had been increased from 50 mg/m2 in the revised protocol. The Company has enrolled patients in Cohort 6 for treatment at a dose of 90 mg/m2, has two (2) evaluable patients and is currently treating another patient. Assuming the current patient successfully completes the treatment cycle the Company will be able to close Cohort 6.

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

As noted previously, the Company has completed two of the three evaluable patients required to close Cohort 6. Once Cohort 6 is completed the Company and the Principal Investigator will determine whether the optimal biological dose has been reached, which would allow the Phase I trial to be ended. Since there has been no evidence of toxicity to date in the trial and none is expected even at a higher dose in a potential seventh cohort, the trade-off is ending the clinical trial sooner after Cohort 6 or waiting to complete a seventh cohort with a higher dose and potentially even better anti-leukemia benefits in the patient. Plans and evaluation of manufacturing scale-up of the drug substance batch size continued. Scale-up of manufacturing batch size previously produced divergence from desired drug substance product parameters, with some product in the fourth quarter of 2013 not being acceptable for use. The most recent manufacturing scale-up drug substance batch appears to have corrected this and a recent drug batch was released for use in the clinical trial by the manufacturer. Scale-up of manufacturing output of drug substance product and final drug product is critical to meeting the anticipated potential for high volume requirements of Bio-Path’s drug products for patients in multiple diseases. The larger size drug substance and final product batch sizes will also substantially drive down manufacturing cost per drug unit. The recent success on the part of the Company in raising capital should also improve drug supply by providing the financial resources that will enable the Company to commit to multiple drug batches beyond those required to satisfy near-term requirements.

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

On January 15, 2014, we entered into a securities purchase agreement, as amended, with two dedicated healthcare funds (collectively, the “Sabby Investors”) that are managed by Sabby Management, pursuant to which the Company agreed to sell an aggregate of 5,000,000 shares of its common stock and warrants to purchase a total of 2,500,000 shares of its common stock to the Sabby Investors for gross proceeds of approximately $15,000,000. The net proceeds to the Company from the registered direct public offering, after deducting the placement agent’s fees and expenses, the Company’s estimated offering expenses, and excluding the proceeds from the exercise of the warrants issued in the offering, were approximately $13.8 million. We will use the net proceeds from this offering and sale of securities for working capital and general corporate purposes.

On March 5, 2014, the NASDAQ Stock Market LLC informed the Company that it had approved the listing of the Company’s common stock on the NASDAQ Capital Market. The Company’s common stock ceased trading on the OTCQX and commenced trading on the NASDAQ Capital Market on March 10, 2014 under the ticker symbol “BPTH.”

On March 11, 2014, the Board of the Company appointed Ulrich W. Mueller, Ph.D., as the Company’s Chief Operating Officer. This is the initial hiring step implanting a plan to put in place a core organization that can manage the Company’s expanding clinical trials and deliver on the Bio-Path business plan vision of rapidly converting validated protein disease targets into proprietary liposome-antisense drug candidates that enter Phase I clinical trials. In April 2014, the Company progressed further with its organization plan by hiring a director of clinical trials, controller and director of information technology. Subsequent to the close of the second quarter, 2014, the Company has hired additional personnel to add further to the core organization. The Company anticipates that by the end of the third quarter 2014 it will have added the remaining employees to complete the organization plan.

In April 2014 the Company entered in a lease for a larger office space. The new, expanded size office is required for the core organization the Company is adding.

As of June 30, 2014, Bio-Path had $15,721,128 in cash on hand.

As the Company has not begun its planned principal operations of commercializing a product candidate, the accompanying financial statements have been prepared in accordance with principles established for development stage enterprises.

2.	Related Party

Based on its stock ownership in the Company, MD Anderson Cancer Center meets the criteria to be deemed a related party of Bio-Path Holdings. For the quarters ending June 30, 2014 and 2013, MD Anderson related party research and development expense was $3,213 and $32,067, respectively. MD Anderson related party research and development expense for the quarter ending June 30, 2014 was comprised of $3,213 in current patent maintenance fees for the License Agreement. Accounts payable related party was $3,213 comprised of current patent expenses for the License Agreement, accrued expense related party for MD Anderson was $52,050 for clinical trial hospital costs for the clinical trial and accrued license payments related party of $50,000 for past patent expenses (See Notes 4., 5. and 6.). MD Anderson related party research and development expense for the quarter ending June 30, 2013 was comprised of $22,050 for MD Anderson clinical trial hospital expense and $10,017 for current patent expenses for the Technology License. As of December 31, 2013, accrued expense related party consisted of $52,050 for MD Anderson clinical trial hospital costs and $100,000 in accrued license payments payable due to the related party for past patent expenses and for the annual license maintenance fee for the License Agreement. See Notes 5 and 6.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $51,364 in late 2013 pursuant to a Drug Supply Contract (See Note 9.) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2013 at cost as Prepaid Drug Product for Testing. The Company incurred additional installment costs with the total costs incurred totaling $141,345 being carried on the Balance Sheet as of June 30, 2014 as Prepaid Drug Product for Testing (See Note 9.).

4.	Accounts Payable

As of June 30, 2014, Current Liabilities included accounts payable of $78,915 comprised primarily of approximate amounts owed totaling $43,277 to the Company’s auditors for work on the annual audit, $15,250 owed to the Company’s drug substance manufacturer, $18,150 to suppliers of services used in the clinical trial and other miscellaneous items totaling $2,238. As of June 30, 2014 accounts payable related party consisted of $3,213 for current patent expenses for the License Agreement. By the first week of August 2014, the June 30, 2014 amounts included in accounts payable and accounts payable related party had been substantially paid. As of December 31, 2013, Current Liabilities included accounts payable $76,109, which amounts were subsequently paid in 2014.

5.	Accrued Expense

As of June 30, 2014, Current Liabilities included accrued expense of $149,341 for clinical trial expense, advisory fees and management bonus accrual. Current Liabilities as of June 30, 2014 also included accrued expense related party of $52,050 for MD Anderson clinical trial hospital expense. (See Note 2.). As of December 31, 2013, Current Liabilities included accrued expense of $66,739 and accrued expense related party of $52,050.

6.	Accrued License Payments – Related Party

Accrued license payments related party totaling $50,000 and $100,000 were included in Current Liabilities as of June 30, 2014 and December 31, 2013, respectively. The amount included for June 30, 2014 represents reimbursement of past patent expenses incurred by MD Anderson prior to the Bio-Path license and the amount included for December 31, 2013 included past patent expenses and the annual maintenance fee for the License Agreement.

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

As of June 30, 2014, there were 89,237,872 shares of common stock issued and outstanding. There are no preferred shares outstanding as of June 30, 2014.

8.	Stock Options and Warrants

Stock Options

In April of 2014, the Company made a stock option grant to purchase 25,000 shares of the Company’s common stock for services rendered by a director of the Company. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is one year from the date of grant for the director service stock option. The exercise price of the option is $2.38 a share, which was the closing price of the common stock at the date of grant being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred seventy eight percent (178%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the expected term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total fair value of the stock option granted was determined using this methodology to be $57,425, which is being expensed following the date of grant based on the stock option vesting schedule.

In April of 2014, the Company made two stock option grants each to purchase 25,000 shares of the Company’s common stock to two new Company employees. Terms of the stock option grants require, among other things, that the individuals continues to provide services over the vesting period of the option, which is four years from the date of grant for each employee stock option. The exercise price of the options is $2.71 a share, which was the closing price of the common stock at the date of the grant being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred seventy eight percent (178%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the expected term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total fair value for both of the stock options granted taken together was determined using this methodology to be $133,200, which is being expensed following the date of grant based on the stock option vesting schedule.

In May of 2014, the Company made a stock option grant to purchase 25,000 shares of the Company’s common stock to a new Company employee. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is four years from the date of grant for each employee stock option. The exercise price of the options is $2.40 a share, which was the closing price of the common stock at the date of grant being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred seventy eight percent (178%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the expected term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total fair value of the stock option granted was determined using this methodology to be $58,975, which is being expensed following the date of grant based on the stock option vesting schedule.

In May of 2014, the Company made a stock option grant to purchase 125,000 shares of the Company’s common stock to a newly hired officer of the Company. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is four years from the date of grant for each employee stock option. The exercise price of the options is $2.40 a share, which was the closing price of the common stock at the date of grant being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred seventy eight percent (178%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the expected term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total fair value of the stock option granted was determined using this methodology to be $294,500, which is being expensed following the date of grant based on the stock option vesting schedule.

Stock option expense for the quarter ending June 30, 2014 was $122,793. Of this amount, $20,410 related to stock options for personnel involved in R&D activities and $102,383 related to stock options for outside directors, officers and management of the Company.

Warrants - There were no warrants for services granted during the quarter ending June 30, 2014. The warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

9.	Commitments and Contingencies

Technology License – Related Party - The Company has negotiated exclusive licenses from the MD Anderson Cancer Center to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Related party accrued license payments attributable to the License Agreement totaling $50,000 are included in Current Liabilities as of June 30, 2014. Related party accrued expense totaling $52,050 as of June 30, 2014 represents hospital costs for the clinical trial and are not related to the License Agreement. As of June 30, 2014, the Company estimates reimbursable past patent expenses will total approximately $75,000 for the License Agreement. The Company will be required to pay when invoiced the past patent expenses at the rate of $25,000 per quarter. In addition, the Company decided to discontinue development of its siRNA technology and subsequently canceled its siRNA license in June of 2012 (See Note 1).

Drug Supplier Project Plan – Bio-Path entered into two project plan agreements with the Company’s drug substance manufacturer and its final drug product manufacturer for the manufacture and delivery of final drug product for expected manufacture in the third quarter of 2014. The project plans required the Company to pay approximately $370,000 in various stages as the drug substance and final product are manufactured and delivered to the Company. Of this amount, $141,345 has been paid for by the Company, which was carried on the Balance Sheet as Prepaid Drug Product for Testing as of June 30, 2014. The drug product is anticipated to be delivered to the Company in the fourth quarter of 2014 and the Balance Sheet item Prepaid Drug Product for Testing totaling $141,345 will be expensed when received.

10.	New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Recently, the FASB issued ASU 2014-10 to eliminate the concept of a development stage entity (DSE) from U.S. GAAP.  This change rescinds certain financial reporting requirements that have historically applied to DSEs.  The amendments are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein.  Early adoption is permitted for financial statements that have not yet been issued or made available for issuance.  The Company expects to early adopt ASU 2014-10 as of December 31, 2014.  The Company is currently assessing the impact on the consolidated financial statements.

11.	Subsequent Events

At the end of July 2014, the Company’s lease on previous office space expired and the Company did not renew the lease. Previous to this, the Company entered into a lease for a larger office space, which it occupied as of August 2014.

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

Our principal executive offices are located at 4710 Bellaire Boulevard, Suite 210, Bellaire, Texas 77401. Our telephone number is (832) 971-6616. Our Internet website address is www.biopathholdings.com, and all of our filings with the Securities and Exchange Commission are available free of charge on our website.

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

The original IND granted by the FDA in March of 2010 allowed the Company to proceed with a Phase I clinical trial having five (5) cohorts culminating in a maximum dose of 50 mg/m 2. However, in November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company requested the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with Bio-Path’s Board of Directors (the “Board”), advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of L-Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company announced in June of 2013 that it completed Cohort 5, successfully treating three patients at a dose of 60 mg/m2, which had been increased from 50 mg/m2 in the revised protocol. The Company has enrolled patients in Cohort 6 for treatment at a dose of 90 mg/m2, has two (2) evaluable patients and is currently treating another patient. Assuming the current patient successfully completes the treatment cycle the Company will be able to close Cohort 6. To date, there has been no evidence of significant toxicity from treatment of patients with L-Grb-2 in our Phase I clinical trial.

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

As noted previously, the Company has completed two of the three evaluable patients required to close Cohort 6. Once Cohort 6 is completed, the Company and the Principal Investigator will determine whether the optimal biological dose has been reached, which would allow the Phase I trial to be ended. Since there has been no evidence of toxicity to date in the trial and none is expected even at a higher dose in a potential seventh cohort, the trade-off is ending the clinical trial sooner after Cohort 6 or waiting to complete a seventh cohort with a higher dose and potentially even better anti-leukemia benefits in the patient. Plans and evaluation of manufacturing scale-up of the drug substance batch size continued. Scale-up of manufacturing batch size previously produced divergence from desired drug substance product parameters, with some product in the fourth quarter of 2013 not being acceptable for use. The most recent manufacturing scale-up drug substance batch appears to have corrected this and a recent drug batch was released for use in the clinical trial by the manufacturer. Scale-up of manufacturing output of drug substance product and final drug product is critical to meeting the anticipated potential for high volume requirements of Bio-Path’s drug products for patients in multiple diseases. The larger size drug substance and final product batch sizes will also substantially drive down manufacturing cost per drug unit. The recent success on the part of the Company in raising capital should also improve drug supply by providing the financial resources that will enable the Company to commit to multiple drug batches beyond those required to satisfy near-term requirements.

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

Other Liposomal Antisense Products

As noted previously, the Company intends to apply its drug delivery technology template to new disease-causing protein targets as a means to develop new, liposomal antisense drug candidates. A new product identification template was recently approved that defines a process of scientific, pre-clinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into the Company’s drug product development pipeline. The Company has one promising new candidate that is in the final stages of patentability review, which could potentially become our first new product candidate using our drug delivery technology template. A significant amount of capital will be allocated for in-licensing promising protein targets that can be developed as new liposomal antisense drug candidates.

Projected Financing Needs

The cost to complete our current business plan over the next 18 months was previously estimated to be approximately $12,800,000.  We are currently adding a core organization that will provide increased capabilities to execute our business plan.  We intend to conduct a review of our strategy in the third quarter once the new organization has been completed.  However, we currently believe that the previously estimated funding needs of $12,800,000 and expected timelines are approximately correct.

In January 2014, we sold shares of common stock and warrants to an institutional investor in a registered direct offering that provided us with approximately $13,750,000 in net proceeds. As a result, in part, the Company had cash balances on hand in excess of $15,700,000 on June 30, 2014. Accordingly, we believe that our current level of resources should be sufficient to complete our current plan described below.

The remaining cost of the Phase I clinical trial of BP-100-1.01, assuming we are able to end the trial after completion of Cohort 6, is expected to be approximately $250,000, including amounts needed to have end-of-trial analysis performed on patient data and a formal report, provided that the trial is completed after the next dose level.   If the Phase I clinical trial in BP-100-1.01 is successful, we expect to follow with multi-site Phase II trials in BP-100-1.01.  Successful Phase I and II trials of BP-100-1.01 are expected to provide clinical evidence to support BP-100-1.01 as a potential therapeutic drug product for treatment of AML, MDS and CML.  The Phase I clinical trial for Bp-100-1.01 has already provided important clinical proof of concept that the Company’s core liposomal delivery technology appears to in fact work. The Phase II clinical trials in BP-100-1.01 are expected to cost approximately $2,000,000 each, or approximately $6,000,000 for all three to complete the basic treatment for the estimated number of patients.

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

Approximately $200,000 has been allocated to identifying other protein targets for development into liposomal antisense drug candidates. The balance of the $12,800,000 in funding needs from our revised plan over 18 months is approximately $3,030,000, which is planned to fund patent expenses, licensing fees, pre-clinical costs, consulting fees and management and administration. Of the total of $12,800,000 in projected expenses, approximately $9,750,000 in project costs is projected to be spent on clinical trials of our drug candidates and developing new drug candidates, and the balance is projected to be spent on period costs for professionals, organization and license costs. Actual spending of these funds is expected to be spread over the next 27 months.

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

License Agreement

We currently maintain an exclusive license agreement with MD Anderson (the “License Agreement”). The License Agreement relates to the delivery technology platform for antisense nucleic acids including two single nucleic acid (antisense) drug products. The License Agreement requires, among other things, that we reimburse MD Anderson for ongoing patent expense. Accrued license payments totaling $50,000 for past patent expenses are included in Current Liabilities as of June 30, 2014. Past patent expenses represent patent expenses incurred by MD Anderson prior to executing the License Agreement with Bio-Path that are being amortized in quarterly payments. As of June 30, 2014, the Company estimates remaining reimbursable past patent expenses total approximately $75,000 for the antisense license. The Company will be required to pay these patent expenses at the rate of $25,000 per quarter when invoiced by MD Anderson. In addition, accrued expense-related party of $52,050 was included in current liabilities as of June 30, 2014 representing accrued hospital expense for MD Anderson services treating patients in Bio-Path’s clinical trial of BP-100-1.01. This expense is unrelated to the License Agreement.

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

Business Strategy

The results seen to date in the Phase I clinical trial of L-Grb-2 have created the opportunity to conduct multi-site Phase II clinical trials of L-Grb-2 in three separate blood cancers (specifically, AML, MDS and CML), a significant opportunity for the Company. Additionally, we have the opportunity to develop, in conjunction with MD Anderson, our lead cancer drug L-Grb-2 to treat TNBC and IBC, two cancers characterized by formation of aggressive tumors and relatively high mortality rates. As a result of these opportunities, our business plan over the next 18 months includes: (i) milestones for the additional two Phase II clinical trials for L-Grb-2 and (ii) development of L-Grb-2 treatments for TNBC and IBC, including a pre-clinical program and a Phase I clinical trial. The Company believes that the potential to enhance the value of the Company from these two project additions is significant; however, these projects were expected to cause the capital requirements to be raised by the Company over the next 18 months to increase to $12,800,000. Since then, in January 2014, we sold shares of common stock and warrants to an institutional investor in a registered direct offering that provided us with approximately $13,750,000 in net proceeds. Actual spending of these funds is expected to be spread over the next 27 months. We are currently adding a core organization that will provide increased capabilities to execute our business plan.  We intend to conduct a review of our strategy in the third quarter once the new organization has been completed.  However, we currently believe that the previously estimated funding needs of $12,800,000 and expected timelines are approximately correct.

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

Results of Operations for the three and six months ended June 30, 2014 and 2013.

Revenues.  We have no operating revenues since our inception.

Research and Development Expenses. Our research and development expense was $517,040 for the three months ended June 30, 2014, an increase of $361,004 from the three months ended June 30, 2013.  The increase in research and development expense for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to an increase of $233,985 in drug material expense for increased drug material released by the manufacturer for use in the clinical trial, and increases of $35,860 for clinical trial expense and development of a patient data system, $89,360 for drug manufacturing development expense and $12,190 for stock option expense for employees involved in research and development activities, offset to some extent by decreases totaling $10,391 in advisory and other services. Research and development expense-related party was $3,213 for the three months ended June 30, 2014, a decrease of $28,854 compared to the three months ended June 30, 2013. The decrease in research and development expense-related party was primarily due to lower patent expense from the License Agreement. Our research and development expense was $624,681 for the six months ended June 30, 2014, an increase of $67,546 from the six months ended June 30, 2013.  The increase in research and development expense for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to an increase of $89,436 in drug manufacturing development expense and increases in clinical trial and patient data system development expense of $14,117 and non-cash stock option expense for employees involved in research and development activities of $7,400, offset to some extent by a decrease in expense of $39,262 for drug material released for use in the clinical trial and $4,145 for reduced advisory and other services. Research and development expense-related party was $24,931 for the six months ended June 30, 2014, a decrease of $22,136 compared to the six months ended June 30, 2013. The decrease in research and development expense-related party was primarily due to lower clinical trial hospital expense of $37,050, offset to some extent by higher patent expense of $14,914 from the License Agreement.

General and Administrative Expenses. Our general and administrative expenses were $754,548 for the three months ended June 30, 2014, an increase of $514,005 compared to the three months ended June 30, 2013. The increase in general and administrative expense for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was due to significant corporate development activities, including filing a shelf registration statement with the SEC, completion of a $15 million registered direct offering of shares of our common stock and the listing of Bio-Path shares on the NASDAQ Capital Market, all resulting in the step-up in operations as Bio-Path builds an increased core-capabilities organization and office that will enable the Company to better and more effectively execute its business plan. These actions resulted in an increase in general and administrative expense for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, of $85,417 for legal and auditor services, $50,383 in expenses for listing and filing fees and directors and officers insurance, $44,883 for expenses of starting up an expanded Houston office operation, $218,528 for organization costs including healthcare, wages and bonus accrual, $97,065 in non-cash stock option expense for employees involved in administrative activities and $17,729 for various other items.

Our general and administrative expenses were $1,135,400 for the six months ended June 30, 2014, an increase of $655,046 compared to the six months ended June 30, 2013. The increase in general and administrative expense for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to $76,114 in higher auditor and legal fees, $127,534 for stock exchange listing fees and increased directors and officers insurance, $46,210 for a new, larger Houston office, $211,843 for increased healthcare, salaries and bonus accrual for a larger organization, $172,166 in non-cash stock option expense for employees involved in administrative activities and $21,229 for higher Board meeting, travel and other expense.

Net Loss.  Our net loss was $1,268,777 for the three months ended June 30, 2014 compared to a net loss of $427,244 for the three months ended June 30, 2013. The increase in the net loss for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to higher research and development expense and higher general and administrative expenses as the Company raised a significant amount of capital, achieved a listing of its common stock on the NASDAQ Capital Market exchange and significantly increased operations. Net loss per share, both basic and diluted, was $0.01 per share for the three months ended June 30, 2014 and $0.01 per share for the three months ended June 30, 2013.

Our net loss was $1,773,654 for the six months ended June 30, 2014 compared to a loss of $1,083,246 for the six months ended June 30, 2013.  The increase in the net loss for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to higher research and development expense and higher general and administrative expense.   Net loss per share, both basic and diluted, was $0.02 for the six months ended June 30, 2014 and $0.02 for the six months ended June 30, 2013.

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

At June 30, 2014, we had cash of $15,721,128 compared to $3,551,832 at December 31, 2013.  The increase in cash balances during the six months ended June 30, 2014 primarily resulted from the sale of an aggregate of 5,000,000 shares of our common stock and warrants to purchase a total of 2,500,000 shares of our common stock to the Sabby Investors for gross proceeds of approximately $15,000,000.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the six months ended June 30, 2014 was $1,643,077 compared to $1,122,781 for the six months ended June 30, 2013. Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by proceeds from the sale of the Company’s securities and other capital raising efforts.

Net cash provided by financing activities during the six months ended June 30, 2014 was $13,812,373 compared to $2,515,961 for the six months ended June 30, 2013.  Since inception through June 30, 2014, we have net cash provided from financing activities of $27,602,704. We believe that our available cash and our ongoing capital raising efforts will be sufficient to fund our liquidity and capital expenditure requirements through the first quarter of 2016.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2014, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the Company, and Bio-Path, Inc., a Utah corporation (incorporated by reference to exhibit 2.1 to the Company’s current report on Form 8-K filed on September 27, 2007).
3.1	Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s registration statement on Form 8-A filed on September 10, 2008).
3.2	Restated Bylaws (incorporated by reference to exhibit 3.1 to the Company’s current report on Form 8-K filed on February 13, 2014).
3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to exhibit 3.2 to the Company’s current report on Form 8-K filed on February 19, 2008).
4.1	Specimen Stock certificate (incorporated by reference to exhibit 3.2 to the Company’s current report on Form 8-A filed on September 10, 2008).
4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to exhibit 4.2 to the Company’s annual report on Form 10-K filed on March 31, 2014).
4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 21, 2014).
10.1	Lease Agreement dated April 16, 2014 by and between the Company and Pin Oak North Parcel TT, LLC (incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K filed on April 18, 2014.
31*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2014	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Chief Executive Officer, President/Principal Executive
Officer, Chief Financial Officer, Principal Financial Officer

