Form 10-Q
period 2014-09-30
BIO-PATH HOLDINGS INC
filed 2014-11-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________

Commission file number: 000-53404

Bio-Path Holdings, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0652870
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

At November 5, 2014, the Company had 89,237,872 outstanding shares of common stock, no par value.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,	December 31,
	2014	2013

ASSETS

Current assets
Cash	$14,636,602	$3,551,832
Prepaid drug product for testing	96,563	51,364
Other current assets	194,181	64,117

Total current assets	14,927,346	3,667,313

Fixed assets	66,124	-

Other assets
Technology licenses - related party	2,500,374	2,500,374
Less Accumulated Amortization	(1,209,325)	(1,088,856)
	1,291,049	1,411,518

TOTAL ASSETS	$16,284,519	$5,078,831

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	88,514	76,109
Accrued expense	77,594	66,739
Accrued expense - related party	67,050	52,050
Accrued license payments - related party	50,000	100,000

Total current liabilities	283,158	294,898

Long term debt	-	-

TOTAL LIABILITIES	283,158	294,898

Shareholders' Equity
Preferred Stock, $.001 par value	-	-
10,000,000 shares authorized, no shares issued and outstanding
Common Stock, $.001 par value, 200,000,000 shares authorized	89,238	84,238
89,237,872 and 84,237,872 shares issued and outstanding as of
9/30/14 and 12/31/13, respectively
Additional paid in capital	34,231,482	20,096,991
Accumulated deficit	(18,319,359)	(15,397,296)

Total shareholders' equity	16,001,361	4,783,933

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$16,284,519	$5,078,831

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Third Quarter		Year to Date
	July 1 to September 30		January 1 to September 30
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expense

Research and development a/	424,521	568,576	1,048,716	1,125,711
Research and development - related party	16,235	15,000	41,654	62,067
General & administrative b/	713,352	810,152	1,848,751	1,290,506

Total operating expense	1,154,108	1,393,728	2,939,121	2,478,284

Net operating loss	$(1,154,108)	$(1,393,728)	$(2,939,121)	$(2,478,284)

Other income (expense)
Interest income	5,713	837	17,353	2,492
Other expense	(14)	(316)	(295)	(661)
Total Other Income (Expense)	5,699	521	17,058	1,831

Net Loss	$(1,148,409)	$(1,393,207)	$(2,922,063)	$(2,476,453)

Loss per share

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Basic and diluted weighted average number
of common shares outstanding	89,237,872	75,380,214	89,237,872	68,068,456

a/	Research and development expense includes stock option expenses of $29,235 and $6,623 for the quarters ending 9/30/2014 and 9/30/2013, respectively; and $56,267 and $26,256 for the nine month periods ending 9/30/2014 and 9/30/2013, respectively. Research and development expense also includes amortization expenses of $40,156 for the quarters ending 9/30/2014 and 9/30/2013; and $120,469 for the nine month periods ending 9/30/2014 and 9/30/2013.

b/	General & administrative expense includes stock for services, stock option and warrant expenses of $88,812 and $599,424 for the quarters ending 9/30/2014 and 9/30/2013; respectively; and $270,851 and $609,347 for the nine month periods ending 9/30/2014 and 9/30/2013, respectively.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	January 1, to September 30
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(2,922,063)	$(2,476,453)

Adjustments to reconcile net loss
to net cash used in operating activities
Amortization	120,469	120,469
Stock options and warrants	327,118	635,603
(Increase) decrease in assets
Prepaid drug product for testing	(45,199)	46,699
Other current assets	(130,064)	(7,138)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(11,740)	(155,491)

Net cash used in operating activities	(2,661,479)	(1,836,311)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of fixed assets	(66,124)	-

Net cash used in investing activities	(66,124)	-

CASH FLOW FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	13,812,373	5,403,106

Net cash from financing activities	13,812,373	5,403,106

NET INCREASE (DECREASE) IN CASH	11,084,770	3,566,795

Cash, beginning of period	3,551,832	534,046

Cash, end of period	$14,636,602	$4,100,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities
Common stock issued to Placement Agent	$-	$448,950

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements Ended September 30, 2014

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company”) as of and for the fiscal year ended December 31, 2013. The results of operations for the period ended September 30, 2014, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

Bio-Path is a biotechnology company with its lead cancer drug candidate, Liposomal Grb-2 (“L-Grb-2” or “BP-100-1.01”), currently in clinical trials. The planned principal operations are described in the following paragraphs. The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and is dedicated to developing novel cancer drugs under an exclusive license arrangement (the “License Agreement”). The Company has drug delivery platform technology with composition of matter intellectual property for systemic delivery of antisense. Bio-Path also plans to investigate developing liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense. In addition to its existing technology under license the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with additional drug candidates in the future. Bio-Path also expects to broaden its technology to include cancer drugs other than antisense, including drug candidates licensed from institutions other than MD Anderson.

Bio-Path believes that its core technology, if successful, will enable it to be at the center of emerging genetic and molecular target-based therapeutics that require systemic delivery of DNA and RNA-like material. The Company’s two lead liposomal antisense drug candidates are targeted to treat Acute Myeloid Leukemia (“AML”), Myelodysplastic Syndrome (“MDS”), Philadelphia Chromosome Positive Chronic Myelogenous Leukemia (“CML”), Acute Lymphoblastic Leukemia (“ALL”) and follicular lymphoma, and if successful, could potentially be used in treating many other indications of cancer. For example, in July of 2013 Bio-Path announced that it was initiating development of its lead cancer drug Liposomal Grb-2 to treat triple negative breast cancer (TNBC) and inflammatory breast cancer (IBC), two cancers characterized by formation of aggressive tumors and relatively high mortality rates.

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

The original IND granted by the FDA in March of 2010 allowed the Company to proceed with a Phase I clinical trial having five (5) cohorts culminating in a maximum dose of 50 mg/m2. However, in November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company requested the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, Jorge Cortes, M.D. (the “Principal Investigator”), in consultation with Bio-Path’s Board of Directors (the “Board”), advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of Liposomal Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. The Company announced in June of 2013 that it completed Cohort 5, successfully treating three patients at a dose of 60 mg/m2, which had been increased from 50 mg/m2 in the revised protocol. The Company has enrolled patients in Cohort 6 for treatment at a dose of 90 mg/m2, has two (2) evaluable patients and is currently treating another patient. Assuming the current patient successfully completes the treatment cycle the Company will be able to close Cohort 6.

Patients eligible for enrollment into the Phase I clinical trial have refractory or relapsed AML, CML and ALL, or MDS and who have failed other approved treatments. These are patients with very advanced stages of the disease, and consequently, not all patients enrolled are able to complete the four-week treatment cycle because of progressive disease, which is unrelated to the treatment with Liposomal-Grb-2.

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

The Principal Investigator for the Phase I clinical trial is a leading expert in the treatment of CML, AML, MDS and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the American Society of Hematology annual meeting in December of 2011. Results that demonstrated potential anti-leukemia benefits in treated patients were included in the presentation. Subsequently, in the fall of 2013 the Principal Investigator prepared an abstract of updated information on the results of the clinical trial through Cohort 5, which was accepted for presentation at the American Society of Hematology annual meeting in December of 2013. Highlights from the presentation prepared by Dr. Cortes for the meeting included:

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

The Phase I clinical trial is typically ended when a maximum tolerated dose (“MTD”) is encountered. However, due to the lack of toxicity of the drug to date, it is not expected that a MTD will be encountered. As a result, the optimal biological dose will be determined and this dose will be used in the following Phase II clinical trial. Bio-Path is now completing an analysis of the Phase I data to submit to the FDA. Bio-Path has also been working with the Principal Investigator to finalize plans for Phase II clinical trials in Liposomal Grb-2. Significantly, these plans include three Phase II trials, one each for CML, AML and MDS, of the drug candidate Liposomal Grb-2 in salvage therapy for very advanced patients. It expects to begin its Phase II program by the end of 2014. It is anticipated that the first of three Phase II clinical trials will evaluate Liposomal Grb-2 as a combination therapy in AML.

In the process of evaluating patients at the close of Cohort 6, the Company will assess whether the Phase I clinical trial should be ended at this time or continued with a higher dose Cohort 7. It is expected that the down regulation assay will be a factor in the evaluation of whether we have reached optimal inhibition. It is noted, however, that the lack of toxicity is a major advantage for the drug candidate BP-100-1.01 since it allows higher levels of drug to be administered to the patient, increasing the potential therapeutic benefit. In the event that the Company does continue the Phase I clinical trial with a Cohort 7, it would run in parallel with the Phase II program.

Manufacturing scale-up of the drug substance batch size continued. Scale-up of manufacturing batch size previously produced divergence from desired drug substance product parameters, with some product in the fourth quarter of 2013 not being acceptable for use. The most recent manufacturing scale-up drug substance batch appears to have corrected this and a recent drug batch was released for use in the clinical trial by the manufacturer. Scale-up of manufacturing output of drug substance product and final drug product is critical to meeting the anticipated potential for high volume requirements of Bio-Path’s drug products for patients in multiple diseases. The larger size drug substance and final product batch sizes will also substantially drive down manufacturing cost per drug unit. The recent success on the part of the Company in raising capital should also improve drug supply by providing the financial resources that will enable the Company to commit to multiple drug batches beyond those required to satisfy near-term requirements. In addition, the Company is currently bringing on a second final drug product manufacturer, which is expected to provide improved scheduling and delivery flexibility.

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

On March 11, 2014, the Board of the Company appointed Ulrich W. Mueller, Ph.D., as the Company’s Chief Operating Officer. This is the initial hiring step implanting a plan to put in place a core organization that can manage the Company’s expanding clinical trials and deliver on the Bio-Path business plan vision of rapidly converting validated protein disease targets into proprietary liposome-antisense drug candidates that enter Phase I clinical trials. In April 2014, the Company progressed further with its organization plan by hiring a director of clinical trials, controller and director of information technology. Subsequent to the close of the second quarter, 2014, the Company has hired additional personnel to add further to the core organization. As of the end of third quarter 2014 the Company has substantially completed its current organization plan.

In April 2014 the Company entered in a lease for a larger office space. The new, expanded size office is required for the core organization the Company has added.

As of September 30, 2014, Bio-Path had $14,636,602 in cash on hand.

As the Company has not begun its planned principal operations of commercializing a product candidate, the Company’s activities are subject to significant risks and uncertainties, including the potential requirement to secure additional funding, the outcome of the Company’s clinical trials, and failing to operationalize the Company’s current drug candidates before another company develops similar products.

2.	Related Party

Based on its stock ownership in the Company, MD Anderson Cancer Center meets the criteria to be deemed a related party of Bio-Path Holdings. For the quarters ending September 30, 2014 and 2013, MD Anderson related party research and development expense was $16,235 and $15,000, respectively. MD Anderson related party research and development expense for the quarter ending September 30, 2014 was comprised of $1,235 in current patent maintenance fees for the License Agreement and $15,000 for MD Anderson clinical trial hospital expense. Accrued expense related party for MD Anderson was $67,050 for clinical trial hospital costs for the clinical trial and accrued license payments related party of $50,000 for past patent expenses (See Notes 4., 5. and 6.). MD Anderson related party research and development expense for the quarter ending September 30, 2013 was comprised of $15,000 for MD Anderson clinical trial hospital expense. As of December 31, 2013, accrued expense related party consisted of $52,050 for MD Anderson clinical trial hospital costs and $100,000 in accrued license payments payable due to the related party for past patent expenses and for the annual license maintenance fee for the License Agreement. See Notes 5 and 6.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $51,364 in late 2013 pursuant to a Drug Supply Contract (See Note 9.) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2013 at cost as Prepaid Drug Product for Testing. The Company incurred additional installment costs with the total costs incurred totaling $96,563 being carried on the Balance Sheet as of September 30, 2014 as Prepaid Drug Product for Testing (See Note 9.).

4.	Accounts Payable

As of September 30, 2014, Current Liabilities included accounts payable of $88,514 comprised primarily of approximate amounts owed totaling $31,770 to the Company’s drug product manufacturer and raw material suppliers, $24,751 to suppliers of services used in the clinical trial, $22,282 for legal services and other miscellaneous items totaling $9,711. By the first week of November 2014, the September 30, 2014 amounts included in accounts payable had been substantially paid. As of December 31, 2013, Current Liabilities included accounts payable of $76,109, which amounts were subsequently paid in 2014.

5.	Accrued Expense

As of September 30, 2014, Current Liabilities included accrued expense of $77,594 for travel expense, advisory fees, intellectual property attorney fees, testing services and management bonus accrual. Current Liabilities as of September 30, 2014 also included accrued expense related party of $67,050 for MD Anderson clinical trial hospital expense. (See Note 2.). As of December 31, 2013, Current Liabilities included accrued expense of $66,739 and accrued expense related party of $52,050.

6.	Accrued License Payments – Related Party

Accrued license payments related party totaling $50,000 and $100,000 were included in Current Liabilities as of September 30, 2014 and December 31, 2013, respectively. The amount included for September 30, 2014 represents reimbursement of past patent expenses incurred by MD Anderson prior to the Bio-Path license and the amount included for December 31, 2013 included past patent expenses and the annual maintenance fee for the License Agreement.

7.	Stockholders’ Equity

Issuance of Common Stock – In February and March of 2013, the Company sold $346,202 in shares of its common stock pursuant to a private placement, with shares to be issued.

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

As of September 30, 2014, there were 89,237,872 shares of common stock issued and outstanding. There are no preferred shares outstanding as of September 30, 2014.

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

In July of 2014, the Company made a stock option grant to purchase 15,000 shares of the Company’s common stock to a new Company employee. Terms of the stock option grant require, among other things, that the individual continues to provide services over the vesting period of the option, which is four years from the date of grant for each employee stock option. The exercise price of the options is $2.85 a share, which was the closing price of the common stock at the date of grant being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred sixty five percent (165%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the expected term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total fair value of the stock option granted was determined using this methodology to be $41,595, which is being expensed following the date of grant based on the stock option vesting schedule.

In September of 2014, the Company made stock option grants to three new employees of the Company to purchase in total 35,000 shares of the Company’s common stock. Terms of each stock option grant requires, among other things, that the individual continues to provide services over the vesting period of the option, which is four years from the date of grant for each employee stock option. The exercise prices of the options are $2.28, $2.37 and $2.42 a share, which were the closing prices of the common stock at the date of each grant being approved. The Company determined the fair value of the stock option granted using the Black Scholes model and expenses this value monthly based upon the vesting schedule of the stock option award. For purposes of determining fair value, the Company used an average annual volatility of one hundred sixty five percent (165%), which was calculated based on the closing price of the Company’s stock over the preceding five years. The risk free rate of interest used in the model was taken from a table of the market rate of interest for U. S. Government Securities for the date of the stock option award and the expected term. The Company used the simplified method to determine the expected term of the options due to the lack of historical data. The total fair value of the three stock options granted was determined using this methodology to be $80,595, which is being expensed following the date of grant based on the stock option vesting schedule.

Stock option expense for the quarter ending September 30, 2014 was $118,047. Of this amount, $29,235 related to stock options for personnel involved in R&D activities and $88,812 related to stock options for outside directors, officers and management of the Company.

Warrant - There were no warrants for services granted during the quarter ending September 30, 2014. The warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

9.	Commitments and Contingencies

Technology License – Related Party - The Company has negotiated exclusive licenses from the MD Anderson Cancer Center to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Related party accrued license payments attributable to the License Agreement totaling $50,000 are included in Current Liabilities as of September 30, 2014. Related party accrued expense totaling $67,050 as of September 30, 2014 represents hospital costs for the clinical trial and are not related to the License Agreement. As of September 30, 2014, the Company estimates reimbursable past patent expenses will total approximately $50,000 for the License Agreement. The Company will be required to pay when invoiced the past patent expenses at the rate of $25,000 per quarter. In addition, the Company decided to discontinue development of its siRNA technology and subsequently canceled its siRNA license in June of 2012 (See Note 1).

Drug Supplier Project Plan – Bio-Path entered into two project plan agreements with the Company’s drug substance manufacturer and its final drug product manufacturer for the manufacture and delivery of final drug product for expected manufacture in the third quarter of 2014. The project plans required the Company to pay approximately $370,000 in various stages as the drug substance and final product are manufactured and delivered to the Company. The drug product was delivered to the Company in the third quarter of 2014 and costs associated with this batch were expensed. An additional $96,563 has been paid for by the Company, which was carried on the Balance Sheet as Prepaid Drug Product for Testing as of September 30, 2014. The balance of drug product is anticipated to be delivered to the Company in the fourth quarter of 2014 and the Balance Sheet item Prepaid Drug Product for Testing totaling $96,563 will be expensed when received.

10. New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption. Recently, the FASB issued ASU 2014-10 to eliminate the concept of a development stage entity (DSE) from U.S. GAAP. This change rescinds certain financial reporting requirements that have historically applied to DSEs. The amendments are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein. Early adoption is permitted for financial statements that have not yet been issued or made available for issuance. The Company has elected to early adopt ASU 2014-10 as of September 30, 2014.

11.	Subsequent Events

Bio-Path entered into a project plan with a new final drug product manufacturer for delivery targeted for the fourth quarter of 2014. This will give the Company two final drug product manufacturers to work with, which is expected to provide improved scheduling and delivery flexibility. The project plan requires the Company to pay approximately $150,000 for the final drug product manufactured.

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

Overview

Bio-Path Holdings, Inc. (together with its subsidiary, "Bio-Path" or the "Company" or "we," "us" or "our") is a biotechnology company with its lead cancer drug candidate, Liposomal Grb-2 (“L-Grb-2” or “BP-100-1.01”), currently in clinical trials. The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and is dedicated to developing novel cancer drugs under an exclusive license arrangement. The Company has drug delivery platform technology with composition of matter intellectual property for systemic delivery of antisense. Bio-Path also plans to investigate developing liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense. In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with additional drug candidates in the future. Bio-Path also expects to broaden its technology to include cancer drugs other than antisense, including drug candidates licensed from institutions other than MD Anderson.

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

Our principal executive offices are located at 4710 Bellaire Boulevard, Suite 210, Bellaire, Texas 77401. Our telephone number is (832) 742-1357. Our Internet website address is www.biopathholdings.com, and all of our filings with the Securities and Exchange Commission are available free of charge on our website.

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

The original IND granted by the FDA in March of 2010 allowed the Company to proceed with a Phase I clinical trial having five (5) cohorts culminating in a maximum dose of 50 mg/m 2. However, in November of 2012, the Company announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, the Company requested the FDA to allow higher dosing in patients. The Principal Investigator for the clinical trial, in consultation with Bio-Path’s Board of Directors (the “Board”), advised that with the absence of any real toxicity barriers, the Company should continue to evaluate higher doses of L-Grb-2. The absence of significant toxicity provides a significant opportunity for the Company to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol is in place allowing higher dosing. On October 7, 2014, the Company announced that it completed Cohort 6, successfully treating three patients at a dose of 90 mg/m 2, which had been increased from 60 mg/m 2 in the revised protocol. To date, there has been no evidence of significant toxicity from treatment of patients with L-Grb-2 in our Phase I clinical trial. The Company is currently in the process of completing an analysis of the Phase I data to submit to the FDA and the Company expects to begin its Phase II program by the end of 2014.

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

The Phase I clinical trial is typically ended when a maximum tolerated dose (“MTD”) is encountered. However, due to the lack of toxicity of the drug to date, it is not expected that a MTD will be encountered. As a result, the optimal biological dose will be determined and this dose will be used in the following Phase II clinical trial. The Company is now completing an analysis of the Phase I data to submit to the FDA. The Company has also been working with the Principal Investigator to finalize plans for Phase II clinical trials in Liposomal Grb-2. Significantly, these plans include three Phase II trials, one each for CML, AML and MDS, of the drug candidate Liposomal Grb-2 in salvage therapy for very advanced patients. We expect to begin the Phase II program by the end of 2014. It is anticipated that the first of three Phase II clinical trials will evaluate Liposomal Grb-2 as a combination therapy in AML.

In the process of evaluating patients at the close of Cohort 6, the Company will assess whether the Phase I clinical trial should be ended at this time or continued with a higher dose Cohort 7. It is expected that the down regulation assay will be a factor in the evaluation of whether we have reached optimal inhibition. It is noted, however, that the lack of toxicity is a major advantage for the drug candidate BP-100-1.01 since it allows higher levels of drug to be administered to the patient, increasing the potential therapeutic benefit. In the event that the Company does continue the Phase I clinical trial with a Cohort 7, it would run in parallel with the Phase II program.

Manufacturing scale-up of the drug substance batch size continued. Scale-up of manufacturing batch size previously produced divergence from desired drug substance product parameters, with some product in the fourth quarter of 2013 not being acceptable for use. The most recent manufacturing scale-up drug substance batch appears to have corrected this and a recent drug batch was released for use in the clinical trial by the manufacturer. Scale-up of manufacturing output of drug substance product and final drug product is critical to meeting the anticipated potential for high volume requirements of Bio-Path’s drug products for patients in multiple diseases. The larger size drug substance and final product batch sizes will also substantially drive down manufacturing cost per drug unit. The recent success on the part of the Company in raising capital should also improve drug supply by providing the financial resources that will enable the Company to commit to multiple drug batches beyond those required to satisfy near-term requirements. In addition, the Company is currently bringing on a second final drug product manufacturer, which is expected to provide improved scheduling and delivery flexibility.

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

Our plan is to develop BP-100-1.01 as a targeted therapy against TNBC and IBC. Treatment goals are two-pronged: the first being to develop BP-100-1.01 as a tumor reduction agent in combination with other approved drugs in pre-operative settings, and the second is to develop BP-100-1.01 as a drug to treat and control or eliminate cancer metastasis in TNBC and IBC patients. Both of these treatment goals address high need situations for patients. Following successful completion of the preclinical studies, we expect to start a Phase I clinical trial in TNBC and IBC in 2015. We believe that the observations that we learn from the on-going Phase I trial will allow us to progress relatively quickly in such Phase I trial in TNBC and IBC, as the toxicity profile of BP-100-1.01 is currently being established.

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

Projected Financing Needs

The cost to complete our current business plan over the next 18 months was previously estimated to be approximately $12,800,000.  We have added a core organization that will provide increased capabilities to execute our business plan.  We continue to conduct a review of our strategy that was started in the third quarter now that the new organization has been completed and we anticipate the updated strategy will incorporate new project(s) currently being finalized for development.  However, we currently believe that the previously estimated funding needs of $12,800,000 and expected timelines for current project candidates are approximately correct.

In January 2014, we sold shares of common stock and warrants to an institutional investor in a registered direct offering that provided us with approximately $13,750,000 in net proceeds. As a result, in part, the Company had cash balances on hand in excess of $14,600,000 on September 30, 2014. Accordingly, we believe that our current level of resources should be sufficient to complete our current plan described below.

The remaining cost of the Phase I clinical trial of BP-100-1.01, now that we have completed Cohort 6, is expected to be approximately $100,000, including amounts needed to complete end-of-trial analysis performed on patient data and a formal report.  Based on the anticipated success of the Phase I clinical trial in BP-100-1.01, we are preparing to follow with multi-site Phase II trials in BP-100-1.01.  Successful Phase I and II trials of BP-100-1.01 are expected to provide clinical evidence to support BP-100-1.01 as a potential therapeutic drug product for treatment of AML, MDS and CML.  The Phase I clinical trial for Bp-100-1.01 has already provided important clinical proof of concept that the Company’s core liposomal delivery technology appears to in fact work. The Phase II clinical trials in BP-100-1.01 are expected to cost approximately $2,000,000 each, or approximately $6,000,000 for all three to complete the basic treatment for the estimated number of patients.

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

The scientific evidence that our liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with its drug candidate BP-100-1.01 inhibits the Grb-2 disease-causing target protein in patients with blood cancers could potentially be very significant in helping to meet future funding needs. The Company envisions that it might be able to enter into licensing/development agreements with pharmaceutical company partners seeking systemic antisense drug treatments, which could provide funding from the partner to develop their liposomal antisense drug candidate, with residual milestone payments and potential back-end royalty payments if the drug candidate became an FDA approved drug. There are many potential licensing/development structures, which would vary in terms of favorability to the Company.

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

Relationship with MD Anderson

Bio-Path was founded to focus on bringing the capital and expertise needed to translate drug candidates developed at MD Anderson (and potentially other research institutions) into real treatment therapies for cancer patients.  To carry out this mission, Bio-Path negotiated or plans to negotiate several agreements with MD Anderson that will:

·	allow Bio-Path to develop MD Anderson's neutral lipid delivery technology;
·	give Bio-Path access if needed to MD Anderson's Pharmaceutical Development Center for drug development;
·	provide rapid communication to Bio-Path of new drug candidate disclosures in the Technology Transfer Office;
·	standardize clinical trial programs sponsored by Bio-Path; and
·	standardize sponsored research under a master agreement addressing intellectual property sharing.

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

License Agreement

We currently maintain an exclusive license agreement with MD Anderson (the “License Agreement”). The License Agreement relates to the delivery technology platform for antisense nucleic acids including two single nucleic acid (antisense) drug products. The License Agreement requires, among other things, that we reimburse MD Anderson for ongoing patent expense. Accrued license payments totaling $50,000 for past patent expenses are included in Current Liabilities as of September 30, 2014. Past patent expenses represent patent expenses incurred by MD Anderson prior to executing the License Agreement with Bio-Path that are being amortized in quarterly payments. As of September 30, 2014, the Company estimates remaining reimbursable past patent expenses total approximately $50,000 for the antisense license. The Company will be required to pay these patent expenses at the rate of $25,000 per quarter when invoiced by MD Anderson. In addition, accrued expense-related party of $67,050 was included in current liabilities as of September 30, 2014 representing accrued hospital expense for MD Anderson services treating patients in Bio-Path’s clinical trial of BP-100-1.01. This expense is unrelated to the License Agreement.

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

Business Strategy

The results seen to date in the Phase I clinical trial of L-Grb-2 have created the opportunity to conduct multi-site Phase II clinical trials of L-Grb-2 in three separate blood cancers (specifically, AML, MDS and CML), a significant opportunity for the Company. Additionally, we have the opportunity to develop, in conjunction with MD Anderson, our lead cancer drug L-Grb-2 to treat TNBC and IBC, two cancers characterized by formation of aggressive tumors and relatively high mortality rates. As a result of these opportunities, our business plan over the next 18 months includes: (i) milestones for the additional two Phase II clinical trials for L-Grb-2 and (ii) development of L-Grb-2 treatments for TNBC and IBC, including a pre-clinical program and a Phase I clinical trial. The Company believes that the potential to enhance the value of the Company from these two project additions is significant; however, these projects were expected to cause the capital requirements to be raised by the Company over the next 18 months to increase to $12,800,000. Since then, in January 2014, we sold shares of common stock and warrants to an institutional investor in a registered direct offering that provided us with approximately $13,750,000 in net proceeds. Actual spending of these funds is expected to be spread over the next 27 months. We are currently adding a core organization that will provide increased capabilities to execute our business plan.  We are conducting a review of our strategy commenced in the third quarter now that the new organization has been completed.  However, we currently believe that the previously estimated funding needs for current projects of $12,800,000 and expected timelines are approximately correct.

In order to capitalize on the growing need for new drug candidates by the pharmaceutical industry, and recognizing the value of clinical data, we have developed our commercialization strategy based on the following concepts:

·	Develop in-licensed compounds to proof-of-concept in patients through Phase II.

·	Manage trials as if they were being conducted by a major pharmaceutical company: seamless transition; quality systems; documentation; and disciplined program management recognized by diligence teams of major pharmaceutical companies; trials conducted, monitored and data collected consistent with applicable FDA regulations to maximize Bio-Path’s credibility and value to minimize time to gain registration by partner.

·	Leverage outside testing firms for pre-clinical capabilities and MD Anderson for clinical development capabilities. Outside testing firms perform pre-clinical studies as well as clinical pharmacokinetics and pharmacodynamics while MD Anderson’s world-renowned clinics will be used for clinical trials, particularly for early clinical trials. This should allow us to develop our drug candidates with experienced professional staff at a reduced cost compared to using external contract research organizations to run clinical trials. This should also allow us to operate in an essentially virtual fashion, thereby avoiding the expense of setting up and operating laboratory facilities, and without losing control over timing or quality or IP contamination.

·	Use our scientific advisors and the Board to supplement our management team to critically monitor existing programs and evaluate new technologies and/or compounds discovered or developed at MD Anderson, or elsewhere, for in-licensing.

·	Hire a small team of employees or consultants: business development, regulatory management, and project management.

·	Outsource manufacturing and regulatory capabilities. Bio-Path will not need to invest its resources in building functions where it does not add substantial value or differentiation. Instead, it will leverage an executive team with expertise in the selection and management of high quality contract manufacturing and regulatory firms. Future manufacturing capabilities may be developed at a later date as a means to control the technology and ensure adequate supplies of our future internally developed drug products and for out-licensed drug products.

Manufacturing

We have no manufacturing capabilities and intend to outsource our manufacturing function in the near future.  The most likely outcome of the out-licensing of a Bio-Path drug to a pharmaceutical partner will be that the pharmaceutical partner will be responsible for manufacturing drug product requirements.  However, in the event Bio-Path is required to supply a drug product to a distributor or pharmaceutical partner for commercial sale, Bio-Path will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. There are a limited number of manufacturers that operate under the FDA’s current good manufacturing practices (cGMP) regulations capable of manufacturing our future products. As noted previously, future manufacturing capabilities may be developed at a later date as a means to control the technology and ensure adequate supplies of our future internally developed drug products and for out-licensed drug products.

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

Agreement with ACORN CRO

We entered into an agreement with ACORN CRO, a full service, oncology-focused clinical research organization, to provide us with a contract medical officer and potentially other clinical trial support services.  Under such agreement, Bradley G. Somer, M.D., commenced serving as our medical advisor and medical liaison for the conduct of our Phase I clinical study of liposomal BP-100-1.01 in refractory or relapsed AML, CML, ALL and MDS.

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

The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

·	pre-clinical laboratory tests, pre-clinical studies in animals, formulation studies and the submission to the FDA of an investigational new drug application;
·	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug;
·	the submission of a new drug application or biologic license application to the FDA; and
·	FDA review and approval of the new drug application or biologics license application.

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

Results of Operations for the three and nine months ended September 30, 2014 and 2013.

Revenues.  We have no operating revenues since our inception.

Research and Development Expenses. Our research and development expense was $424,521 for the three months ended September 30, 2014, a decrease of $144,055 from the three months ended September 30, 2013.  The decrease in research and development expense for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to approximately $182,000 in lower costs of drug material used in our clinical trial offset to some extent by increased manufacturing development expenses of approximately $30,000 and approximately $8,000 in other increased miscellaneous research and development expenses. Research and development expense-related party was $16,235 for the three months ended September 30, 2014, an increase of $1,235 compared to the three months ended September 30, 2013. The increase in research and development expense-related party was primarily due to patent maintenance fees related to the Company’s Technology License. Our research and development expense was $1,048,716 for the nine months ended September 30, 2014, a decrease of $76,995 from the nine months ended September 30, 2013.  The decrease in research and development expense for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to approximately $181,000 in lower costs of drug material used on our clinical trial, offset to some extent by increased manufacturing development expense of $82,000, and higher expenses for preclinical programs for drug candidates, and other miscellaneous expenses. Research and development expense-related party was $41,654 for the nine months ended September 30, 2014, a decrease of $20,413 compared to the nine months ended September 30, 2013. The decrease in research and development expense-related party was primarily due to approximately $37,000 in lower MD Anderson clinical trial hospital costs, offset to some extent by $17,000 in higher license maintenance fees related to the Company’s Technology License.

General and Administrative Expenses. Our general and administrative expenses were $713,352 for the three months ended September 30, 2014, a decrease of $96,800 compared to the three months ended September 30, 2013. The decrease in general and administrative expense for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was due to lower stock option expense of approximately $510,000, offset by increases of $264,000 in compensation expense for the new organization compared to the organization in place in the third quarter of 2013, increased expenses totaling $102,000 for legal, insurance, and communications associated with being a NASDAQ listed company; higher employee expenses of $35,000 including healthcare expenses; and higher travel expenses of $12,000.

Our general and administrative expenses were $1,848,751 for the nine months ended September 30, 2014, an increase of $558,245 compared to the nine months ended September 30, 2013. The increase in general and administrative expense for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to an increase of $451,000 in compensation expense for the new organization compared to the organization in place for the nine months ended September 30, 2013; increased expenses totaling $310,000 for legal, insurance, and communications associated with being a NASDAQ listed company, including the NASDAQ listing fee, higher employee costs of $62,000 including healthcare expense; and higher costs for office expense ($22,000), travel ($22,000) and all other items ($29,000). The increased expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were offset to some extent by lower stock option expense of approximately $338,000.

Net Loss.  Our net loss was $1,148,409 for the three months ended September 30, 2014 compared to a net loss of $1,393,207 for the three months ended September 30, 2013. The decrease in the net loss for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to a decrease in research and development expense of $144,055 and a decrease in general and administrative expense of $96,800. Net loss per share, both basic and diluted, was $0.01 per share for the three months ended September 30, 2014 and $0.02 per share for the three months ended September 30, 2013.

Our net loss was $2,922,063 for the nine months ended September 30, 2014 compared to a loss of $2,476,453 for the nine months ended September 30, 2013.  The increase in the net loss for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to an increase in general and administrative expense of $558,245 offset to some extent by a decrease in research and development expense of $76,995.   Net loss per share, both basic and diluted, was $0.03 for the nine months ended September 30, 2014 and $0.04 for the nine months ended September 30, 2013.

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

At September 30, 2014, we had cash of $14,636,602 compared to $3,551,832 at December 31, 2013.  The increase in cash balances during the nine months ended September 30, 2014 primarily resulted from the sale of an aggregate of 5,000,000 shares of our common stock and warrants to purchase a total of 2,500,000 shares of our common stock to the Sabby Investors for gross proceeds of approximately $15,000,000.  We currently have no lines of credit or other arranged access to debt financing.

Net cash used in operations during the nine months ended September 30, 2014 was $2,661,479 compared to $1,836,311 for the nine months ended September 30, 2013. Inasmuch as we have not yet generated revenues, our entire expenses of operations are funded by proceeds from the sale of the Company’s securities and other capital raising efforts.

Net cash provided by financing activities during the nine months ended September 30, 2014 was $13,812,373 compared to $5,403,106 for the nine months ended September 30, 2013.  Since inception through September 30, 2014, we have net cash provided from financing activities of $27,602,704. We believe that our available cash and our ongoing capital raising efforts will be sufficient to fund our liquidity and capital expenditure requirements through the first quarter of 2016.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2014, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the Company, and Bio-Path, Inc., a Utah corporation (incorporated by reference to exhibit 2.1 to the Company’s current report on Form 8-K filed on September 27, 2007).
3.1	Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s registration statement on Form 8-A filed on September 10, 2008).
3.2	Restated Bylaws (incorporated by reference to exhibit 3.1 to the Company’s current report on Form 8-K filed on February 13, 2014).
3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to exhibit 3.2 to the Company’s current report on Form 8-K filed on February 19, 2008).
4.1	Specimen Stock certificate (incorporated by reference to exhibit 3.2 to the Company’s registration statement on Form 8-A filed on September 10, 2008).
4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to exhibit 4.2 to the Company’s annual report on Form 10-K filed on March 31, 2014).
4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 21, 2014).
31*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2014	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Chief Executive Officer, President/Principal Executive
Officer, Chief Financial Officer, Principal Financial Officer

