Form 10-Q
period 2015-03-31
BIO-PATH HOLDINGS INC
filed 2015-05-11
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Registrant's telephone no., including area code: (832) 742-1357

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

At May 4, 2015, the Company had 89,762,872 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary.  Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties, and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014. As a result, our actual results may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. Please refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014 for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.  However, you should carefully review the risk factors set forth in other reports or documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”).

2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31,	As of December 31,
	2015	2014

ASSETS

Current assets
Cash	$12,453,767	$13,858,798
Prepaid drug product for testing	358,897	154,667
Other current assets	122,636	100,494

Total current assets	12,935,300	14,113,959

Fixed assets
Furniture, fixtures & equipment	123,410	123,410
Less Accumulated Depreciation	(20,568)	(10,284)
	102,842	113,126

Other assets
Technology licenses	2,500,374	2,500,374
Less Accumulated Amortization	(1,289,637)	(1,249,481)
	1,210,737	1,250,893

TOTAL ASSETS	$14,248,879	$15,477,978

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	76,556	41,026
Accounts payable - related party	-	100,450
Accrued expense	539,668	253,445
Accrued expense - related party	-	67,050
Accrued license payments - related party	-	100,000
Total current liabilities	616,224	561,971

Long term debt	-	-
TOTAL LIABILITIES	616,224	561,971

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized 89,762,872 and 89,762,872 shares issued and outstanding as of 3/31/15 and 12/31/14, respectively	89,763	89,763
Additional paid in capital	34,834,775	34,743,489
Accumulated deficit	(21,291,883)	(19,917,245)
Total shareholders' equity	13,632,655	14,916,007

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$14,248,879	$15,477,978

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$-	$-

Operating expenses

Research and development	592,481	107,641
Research and development - related party	-	21,719
General and administrative	786,412	380,850

Total operating expenses	1,378,893	510,210

Net operating loss	$(1,378,893)	$(510,210)

Other income (expense)
Interest income	4,255	5,573
Other expense	-	(239)
Total Other Income (Expense)	4,255	5,334

Net Loss	$(1,374,638)	$(504,876)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	89,762,872	89,237,872

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(1,374,638)	$(504,876)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	40,156	40,156
Depreciation	10,284	-
Stock-based compensation and warrants	91,286	86,278
(Increase) decrease in assets
Prepaid drug product for testing	(204,230)	(197,692)
Other current assets	(22,142)	(93,347)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	54,253	125,059
Net cash used in operating activities	(1,405,031)	(544,422)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	13,812,373
Net cash from financing activities	-	13,812,373
`
NET INCREASE (DECREASE) IN CASH	(1,405,031)	13,267,951
Cash, beginning of period	13,858,798	3,551,832
Cash, end of period	$12,453,767	$16,819,783

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements Ended March 31, 2015

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company”) as of and for the fiscal year ended December 31, 2014. The results of operations for the period ended March 31, 2015, are not necessarily indicative of the results for a full-year period.

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

The Company was founded in May 2007 as a Utah corporation. In February 2008, Bio-Path completed a reverse merger with Ogden Golf Co. Corporation, a public company traded over the counter that had no current operations. The name of Ogden Golf was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path, Inc. became the directors and officers of Bio-Path Holdings, Inc. Bio-Path became a publicly traded company as a result of this merger. The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for a limited number of product candidates including readying and now conducting a Phase I clinical trial in its lead drug product candidate Liposomal Grb-2.

On November 5, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on January 13, 2014. The shelf registration statement was filed to register the offering and sale of up to $100.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

On January 15, 2014, the Company entered into a securities purchase agreement, as amended, with certain investors, pursuant to which the Company agreed to sell an aggregate of 5.0 million shares of its common stock and warrants to purchase a total of 2.5 million shares of its common stock to such certain investors for gross proceeds of approximately $15.0 million. The net proceeds to the Company from the registered direct public offering, after deducting the placement agent’s fees and expenses, the Company’s estimated offering expenses, and excluding the proceeds from the exercise of the warrants issued in the offering, were approximately $13.8 million. The offering closed on January 21, 2014.

On March 5, 2014, the NASDAQ Stock Market LLC informed the Company that it had approved the listing of the Company’s common stock on the NASDAQ Capital Market. The Company’s common stock ceased trading on the OTCQX and commenced trading on the NASDAQ Capital Market on March 10, 2014 under the ticker symbol “BPTH.”

In April 2014, the Company entered into a lease agreement for a larger office space. The new, expanded size office is required for the core organization the Company has added.

In December 2014, a former Director of the Company exercised stock options on 525,000 shares of the Company’s common stock for aggregate gross proceeds of $435,500.

At the December 30, 2014 annual stockholder meeting, stockholders approved a change in incorporation to the State of Delaware. This was subsequently completed effective December 31, 2014.

As of March 31, 2015, Bio-Path had $12.5 million in cash on hand.

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

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development ("R&D") activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $154,667 in late 2014 pursuant to a drug supply contract (See Note 7) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2014 at cost as Prepaid Drug Product for Testing. The Company incurred additional installment costs, with the total costs incurred totaling $358,897 being carried on the Balance Sheet as of March 31, 2015 as Prepaid Drug Product for Testing (See Note 7).

3.	Accounts Payable

As of March 31, 2015, Current Liabilities included accounts payable of $76,556 comprised primarily of amounts owed to the Company’s drug product manufacturer and raw materials suppliers. By the first week of May 2015, the March 31, 2015 amounts included in accounts payable had been substantially paid. As of December 31, 2014, Current Liabilities included accounts payable of $41,026 and accounts payable – related party of $100,450 for MD Anderson clinical trial hospital expense which had been substantially paid by the first week of May 2015. As of March 31, 2015, MD Anderson was no longer a greater than 5% stockholder in the Company. As a result, the Company has consolidated accounts payable with accounts payable – related party on the financial statements beginning with this reporting period.

4.	Accrued Expense

As of March 31, 2015, Current Liabilities included accrued expense of $539,668 for audit fees, legal fees, travel expense, advisory fees, clinical trial hospital expense, patent expense, accrued license payments and management bonus accrual. As of December 31, 2014, Current Liabilities included accrued expense of $253,445, accrued expense - related party of $67,050 for MD Anderson clinical trial hospital expense and accrued license payments – related party of $100,000 for reimbursement of past patent expenses incurred by MD Anderson prior to the Bio-Path license and the annual license maintenance fee. As of March 31, 2015, MD Anderson was no longer a greater than 5% stockholder in the Company. As a result, the Company has consolidated accrued expense with accrued expense – related party and accrued license payments – related party on the financial statements beginning with this reporting period.

5.	Stockholders’ Equity

Issuance of Common Stock – In January 2014, the Company issued a total of 5.0 million shares of the Company’s common stock and warrants to purchase 2.5 million shares of the Company’s common stock for aggregate gross proceeds of $15.0 million. The warrants are exercisable for a period of five years from the date of issuance. The exercise price of the warrants is $4.74 a share.

As of March 31, 2015, there were 89,762,872 shares of common stock issued and outstanding. There are no preferred shares outstanding as of March 31, 2015.

6.	Stock-Based Compensation and Warrants

The Plan - In 2007, the Company adopted the First Amended 2007 Stock Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Awards and other stock-based awards, or any combination of the foregoing to the Company's key employees, non-employee directors and consultants. Under the Plan, the exercise price is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options intended to qualify as qualified incentive stock options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change of control, as defined in the Plan.

Stock-based compensation expense for the three months ending March 31, 2015 was $91,286. Of this amount, $62,502 was related to stock-based compensation for outside directors, officers, management and administrative staff of the Company and $28,784 was related to stock-based compensation for personnel involved in the Company’s R&D activities. Stock-based compensation expense for the three months ending March 31, 2014 was $86,278. Of this amount, $79,655 was related to stock-based compensation for outside directors, officers, and management of the Company and $6,623 was related to stock-based compensation for personnel involved in the Company’s R&D activities. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2015 and 2014:

9

	2015	2014
Risk-free interest rate	1.74%	2.00%
Expected volatility	145%	174%
Expected term in years	6.1	6.7
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plan for the three months ended March 31, 2015:

		Weighted-
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2014	5,427,778	$1.03
Granted	100,000	1.70
Outstanding at March 31, 2015	5,527,778	1.04
Exercisable at March 31, 2015	4,807,361	$1.00

As of March 31, 2015, the aggregate intrinsic value of outstanding stock options was $4.4 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. This amount changes based on the fair market value of the Company’s stock.

Warrants - There were no warrants for services granted during the three months ended March 31, 2015. The Company had 10,000 warrants for services outstanding as of March 31, 2015 with a weighted average exercise price of $0.90. The warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

7.	Commitments and Contingencies

Technology License – The Company has negotiated exclusive licenses from MD Anderson to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Related party accrued license payments for past patent expenses and the annual license maintenance fee attributable to the License Agreement totaling $100,000 are included in Current Liabilities as of December 31, 2014. Related party accrued expense totaling $67,050 as of December 31, 2014 represents hospital costs for the clinical trial and are not related to the License Agreement. As of March 31, 2015, MD Anderson was no longer a greater than 5% stockholder in the Company. As a result, the Company has consolidated accounts payable with accounts payable – related party, and accrued expense with accrued expense – related party and accrued license payments – related party on the financial statements beginning with this reporting period.

Operating Lease - In April 2014, the Company entered into a lease agreement for a larger office space, which it occupied as of August 2014.  The remaining lease payments due under this lease as of March 31, 2015 are approximately $362,000.

Drug Supplier Project Plan – Bio-Path entered into two project plan agreements with the Company’s drug product manufacturer for the manufacture and delivery of final drug product in 2015. The project plans required the Company to pay approximately $190,000 in various stages as the final product is manufactured and delivered to the Company. In addition, supplier plans with the Company drug substance supplier were entered into in late 2014 totaling approximately $370,000, which has been substantially paid. This material will be used in the final drug product supplier plans and is currently carried on the balance sheet as of March 31, 2015 as Prepaid Drug Product for testing. The balance of drug product is anticipated to be delivered to the Company in the fourth quarter of 2015 and the Balance Sheet item Prepaid Drug Product for Testing totaling $358,897 will be expensed when received.

8.	Subsequent Events

Bio-Path entered into a project plan for drug substance manufacture for delivery targeted in the second quarter of 2015. This project will support several final drug product batches and will require the Company to pay approximately $440,000. The Company also entered into three supply plans for the manufacture of final drug product for use in the Company’s clinical trial projects. These projects will require the Company to pay approximately $430,000, with delivery targeted for the third quarter of 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014, and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward Looking Statements” in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014 for additional discussion regarding risks associated with forward-looking statements.

Overview

We are a biotechnology company with a lead cancer drug candidate, Liposomal Grb-2 (“L-Grb-2” or “BP1001”), currently in clinical trials. We were founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and are dedicated to developing novel cancer drugs under an exclusive license arrangement with MD Anderson. We were formed to finance and facilitate the development of novel cancer therapeutics.  Our plan is to acquire licenses for drug technologies from MD Anderson and other leading medical research institutions, to fund clinical and other trials for such technologies and to commercialize such technologies. We currently maintain an exclusive license agreement with MD Anderson (the “License Agreement”). The License Agreement specifically provides drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense.  We also plan to investigate developing liposome tumor targeting technology, which has the potential to be developed to augment our current delivery technology to improve further the effectiveness of our antisense. Our business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into authentic therapeutic drug candidates.  Our strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of MD Anderson, to advance these candidates into initial human efficacy trials (Phase IIa), and out-license and/or market each successful potential drug to a pharmaceutical company.

We believe that our core technology, if successful, will enable us to be at the center of emerging genetic and molecular target-based therapeutics that require systemic delivery of DNA and RNA-like material. Our two liposomal antisense drug candidates are targeted to treat acute myeloid leukemia (“AML”), myelodysplastic syndrome (“MDS”), chronic myelogenous leukemia (“CML”), acute lymphoblastic leukemia (“ALL”) and follicular lymphoma, and if successful, could potentially be used in treating many other indications of cancer. We also believe that the opportunity to develop, in conjunction with MD Anderson, our lead cancer drug BP1001 to treat triple negative breast cancer (“TNBC”) and inflammatory breast cancer (“IBC”) is promising.

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

As of March 31, 2015, we had an accumulated deficit of $21.3 million. Our net loss was $1.4 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

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

The historical perspective of cancer treatments has been the use of drugs that affect the entire body.  Advances in the past decade have shifted to treating the tumor tissue itself.  One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease causing proteins while having little or no effect on other healthy tissue.  Nucleic acid drug products, specifically antisense, are a promising field of targeted therapy.  Development of antisense, however, has been limited by the lack of a suitable method to deliver these drugs to the diseased cells with high uptake into the cell and without causing toxicity.  Our currently licensed neutral-lipid based liposome technology is designed to accomplish this.  Studies conducted at MD Anderson have shown a 10-fold to 30-fold increase in tumor cell uptake with this technology compared to other delivery methods.

BP1001

Indications for Acute Myeloid Leukemia (AML), Chronic Myelogenous Leukemia (CML), Myelodysplastic Syndrome (MDS) and Acute Lymphoblastic Leukemia (ALL)

BP1001 is our lead liposome delivered antisense drug candidate, which has been clinically tested in patients having AML, CML, MDS and ALL.

The Investigational New Drug (“IND”) for BP1001 was submitted to the U.S. Food and Drug Administration (“FDA”) in February 2008 and included all in vitro testing, animal studies and manufacturing and chemistry control studies completed.  The FDA requested some changes be made to the application submission.  We resubmitted information to the FDA in response to such request. On March 12, 2010, we issued a press release announcing that the FDA had allowed an IND for our lead cancer drug candidate BP1001 to proceed into clinical trials.  The IND review process was performed by the FDA's Division of Oncology Products and involved a comprehensive review of data submitted by us covering preclinical studies, safety, chemistry, manufacturing, and controls, and the protocol for the Phase I clinical trial.  The primary objective of the Phase I clinical trial, as in any Phase I clinical trial, is the safety of the drug for treatment of human patients.  Additional key objectives of the trial are to demonstrate the effectiveness of our drug delivery technology similar to that experienced in preclinical treatment of animals and to assess whether the drug candidate test article produces a favorable impact on the cancerous condition of the patient at the dose levels of the study.

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

The original IND granted by the FDA in March 2010 allowed us to proceed with a Phase I clinical trial having five cohorts culminating in a maximum dose of 50 mg/m 2. However, in November 2012, we announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, we requested the FDA to allow higher dosing in patients. The Principal Investigator (as defined below) for the clinical trial, in consultation with our board of directors (the “Board”), advised us that with the absence of any real toxicity barriers, we should continue to evaluate higher doses of L-Grb-2. The absence of significant toxicity provided a significant opportunity for us to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol was submitted allowing higher dosing. We announced in October 2014 that we completed Cohort 6, successfully treating three patients at a dose 90 mg/m2. There has been no evidence of significant toxicity from treatment of patients with L-Grb-2 in our Phase I clinical trial.

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

In this regard, in August 2013 we announced that our liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with our drug candidate BP1001 inhibits the Grb-2 disease-causing target protein in patients with blood cancers. Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for BP1001 to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease, which has a disease causing protein, as a chronic disorder. This accomplishment is potentially a significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and get the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principal for our delivery technology may lead to licensing and business development opportunities, furthering our business model.

The Principal Investigator for the Phase I clinical trial, Jorge Cortes, M.D. (the “Principal Investigator”), is a leading expert in the treatment of CML, AML, MDS and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the Principal Investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the American Society of Hematology (“ASH”) annual meeting in December 2011. Results that demonstrated potential anti-leukemia benefits in treated patients were included in the presentation. Subsequently, in fall 2013 the Principal Investigator prepared an abstract of updated information on the results of the clinical trial through Cohort 5, which was accepted for presentation at the ASH annual meeting in December 2013. Highlights (which have been updated to include patients from Cohort 6) of the presentation prepared by the Principal Investigator for the meeting included:

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

On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for follicular lymphoma. We expect to file a new IND to begin clinical testing of BP1002 in patients with follicular lymphoma in 2015.

Other Liposomal Antisense Products

We also intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new, liposomal antisense drug candidates. A new product identification template was recently approved that defines a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. A significant amount of capital will be allocated for in-licensing promising protein targets that can be developed as new liposomal antisense drug candidates.

Definitions

The following definitions are intended to assist you in understanding certain matters discussed in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including the development of our drug candidates. Our research and development expenses consist of:

•	expenses related to research and development personnel, including salaries, benefits, travel and stock-based compensation;
•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, clinical sites, manufacturing organizations and consultants;
•	license fees, including maintenance fees and patent expense paid to MD Anderson in connection with the License Agreement; and
•	costs of materials used during research and development activities.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Research and Development Expense. Our research and development expense for the three months ended March 31, 2015 was $0.6 million, an increase of $0.5 million compared to the three months ended March 31, 2014. The increase in research and development expense was primarily due to increased preclinical activity, drug manufacturing and personnel costs. Research and development – related party expense has been consolidated with research and development expense on our financial statements during the current reporting period as MD Anderson is no longer a greater than 5% stockholder in the Company.

	Three Months Ended
	March 31,
	2015	2014
Research and development expense	$563,697	$101,018
Research and development – related party expense	-	21,719
Non-cash stock-based compensation expense	28,784	6,623
Total research and development expense	$592,481	$129,360

General and Administrative Expense. Our general and administrative expense for the three months ended March 31, 2015 was $0.8 million, an increase of $0.4 million compared to the three months ended March 31, 2014. The increase in general and administrative expense was primarily due to increased professional fees and personnel costs.

	Three Months Ended
	March 31,
	2015	2014
General and administrative expense	$723,910	$301,195
Non-cash stock-based compensation expense	62,502	79,655
Total general and administrative expense	$786,412	$380,850

Net Loss. Our net loss for the three months ended March 31, 2015 was $1.4 million, an increase of $0.9 million compared the three months ended March 31, 2014.  Net loss per share, both basic and diluted, increased to $0.02 per share for the three months ended March 31, 2015 compared to $0.01 for the three months ended March 31, 2014.

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

We had a cash balance of $12.5 million as of March 31, 2015 compared to a cash balance of $13.9 million as of December 31, 2014. We believe that our available cash at March 31, 2015 will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2015 was $1.4 million. Net cash used in operating activities consisted primarily of the net loss for the period of $1.4 million and an increase in prepaid drug product for testing of $0.2 million. These are partially offset by non-cash stock-based compensation expense of $0.1 million and a net increase in current liabilities of $0.1 million.

2014 Shelf Registration and Registered Direct Offering

On November 5, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on January 13, 2014. The shelf registration statement was filed to register the offering and sale of up to $100.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

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

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, Liposomal Grb-2 and Bcl-2. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements.  Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. We had cash and cash equivalents of approximately $12.5 million as of March 31, 2015.  Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings.  We do not invest in derivative securities.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Section 240.13a-15(e) or Section 240.15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective and that they ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 19, 2008).
3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.5	Articles of Transfer (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).
4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).
4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2015	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)