Form 10-Q
period 2015-06-30
BIO-PATH HOLDINGS INC
filed 2015-08-10
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At July 31, 2015, the Company had 89,762,872 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary.  Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties, and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014, and in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q. As a result, our actual results may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. Please refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014, and “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.  However, you should carefully review the risk factors set forth in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and in other reports or documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”).

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30,	As of December 31,
	2015	2014

ASSETS

Current assets
Cash	$11,079,999	$13,858,798
Prepaid drug product for testing	695,843	154,667
Other current assets	253,615	100,494

Total current assets	12,029,457	14,113,959

Fixed assets
Furniture, fixtures & equipment	123,410	123,410
Less Accumulated Depreciation	(30,852)	(10,284)
	92,558	113,126

Other assets
Technology licenses	2,500,374	2,500,374
Less Accumulated Amortization	(1,329,793)	(1,249,481)
	1,170,581	1,250,893

TOTAL ASSETS	$13,292,596	$15,477,978

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	385,073	41,026
Accounts payable - related party	-	100,450
Accrued expense	307,131	253,445
Accrued expense - related party	-	67,050
Accrued license payments - related party	-	100,000

Total current liabilities	692,204	561,971

Long term debt	-	-

TOTAL LIABILITIES	692,204	561,971

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized 89,762,872 and 89,762,872 shares issued and outstanding as of 6/30/15 and 12/31/14, respectively	89,763	89,763
Additional paid in capital	34,928,050	34,743,489
Accumulated deficit	(22,417,421)	(19,917,245)

Total shareholders' equity	12,600,392	14,916,007

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$13,292,596	$15,477,978

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses

Research and development	564,350	517,040	1,156,831	624,681
Research and development - related party	-	3,213	-	24,931
General and administrative	566,587	754,548	1,353,000	1,135,400

Total operating expenses	1,130,937	1,274,801	2,509,831	1,785,012

Net operating loss	$(1,130,937)	$(1,274,801)	$(2,509,831)	$(1,785,012)

Other income (expense)
Interest income	5,401	6,066	9,655	11,639
Other expense	-	(42)	-	(281)
Total Other Income (Expense)	5,401	6,024	9,655	11,358

Net Loss	$(1,125,536)	$(1,268,777)	$(2,500,176)	$(1,773,654)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	89,762,872	89,237,872	89,762,872	89,237,872

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(2,500,176)	$(1,773,654)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	80,312	80,312
Depreciation	20,568	-
Stock-based compensation and warrants	184,562	209,071
(Increase) decrease in assets
Prepaid drug product for testing	(541,177)	(89,981)
Other current assets	(153,121)	(107,446)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	130,233	38,621

Net cash used in operating activities	(2,778,799)	(1,643,077)

CASH FLOW FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	-	13,812,373

Net cash from financing activities	-	13,812,373

NET INCREASE (DECREASE) IN CASH	(2,778,799)	12,169,296

Cash, beginning of period	13,858,798	3,551,832

Cash, end of period	$11,079,999	$15,721,128

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements Ended June 30, 2015

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company”) as of and for the fiscal year ended December 31, 2014. The results of operations for the period ended June 30, 2015, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

Bio-Path is a biotechnology company with its lead cancer drug candidate, Liposomal Grb-2 (“L-Grb-2”), currently in clinical trials. The planned principal operations are described in the following paragraphs. The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and is dedicated to developing novel cancer drugs under an exclusive license arrangement (the “License Agreement”). The Company has drug delivery platform technology with composition of matter intellectual property for systemic delivery of its proprietary antisense. Bio-Path also plans to investigate developing liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense. In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with additional drug candidates in the future. Bio-Path also expects to broaden its technology to include cancer drugs other than antisense, including drug candidates licensed from institutions other than MD Anderson.

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

The Company was founded in May 2007 as a Utah corporation. In February 2008, Bio-Path completed a reverse merger with Ogden Golf Co. Corporation, a public company traded over the counter that had no current operations. The name of Ogden Golf was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path, Inc. became the directors and officers of Bio-Path Holdings, Inc. Bio-Path became a publicly traded company as a result of this merger. The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for a limited number of product candidates including readying and now conducting a Phase I clinical trial in its lead drug product candidate L-Grb-2.

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

In June 2015, the Company established an “at-the-market” (“ATM”) program through which it may offer and sell up to $25.0 million of common stock from time to time, at Bio-Path’s discretion, through an investment banking firm, acting as sales agent.  Sales of Bio-Path common stock under the ATM program will be made directly on or through the NASDAQ Capital Market, among other methods. As of June 30, 2015, the Company has not offered or sold any shares of its common stock under the ATM program.

As of June 30, 2015, Bio-Path had $11.1 million in cash on hand.

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

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development ("R&D") activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $154,667 in late 2014 pursuant to a drug supply contract (See Note 7) for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2014 at cost as Prepaid Drug Product for Testing. The Company incurred additional installment costs, with the total costs incurred totaling $695,843 being carried on the Balance Sheet as of June 30, 2015 as Prepaid Drug Product for Testing (See Note 7).

3.	Accounts Payable

As of June 30, 2015, Current Liabilities included accounts payable of $385,073 comprised primarily of amounts owed to the Company’s drug product manufacturers and raw materials suppliers. By the first week of August 2015, the June 30, 2015 amounts included in accounts payable had been substantially paid. As of December 31, 2014, Current Liabilities included accounts payable of $41,026 and accounts payable – related party of $100,450 for MD Anderson clinical trial hospital expense which had been substantially paid by the first week of May 2015. MD Anderson is no longer a greater than 5% stockholder in the Company. As a result, the Company has consolidated accounts payable with accounts payable – related party on the financial statements beginning in 2015.

4.	Accrued Expense

As of June 30, 2015, Current Liabilities included accrued expense of $307,131 for audit fees, travel expenses, advisory fees, manufacturing expenses, accrued vacation, accrued license payments and management bonus accrual. As of December 31, 2014, Current Liabilities included accrued expense of $253,445, accrued expense - related party of $67,050 for MD Anderson clinical trial hospital expense and accrued license payments – related party of $100,000 for reimbursement of past patent expenses incurred by MD Anderson prior to the Bio-Path license and the annual license maintenance fee. MD Anderson is no longer a greater than 5% stockholder in the Company. As a result, the Company has consolidated accrued expense with accrued expense – related party and accrued license payments – related party on the financial statements beginning in 2015.

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

As of June 30, 2015, there were 89,762,872 shares of common stock issued and outstanding. There are no preferred shares outstanding as of June 30, 2015.

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

Stock-based compensation expense for the three and six months ended June 30, 2015 was $93,275 and $184,562, respectively. Of these amounts, stock-based compensation for outside directors, officers, management and administrative staff of the Company was $60,724 for the three months ended June 30, 2015 and $123,226 for the six months ended June 30, 2015. Stock-based compensation for personnel involved in the Company’s R&D activities was $32,551 for the three months ended June 30, 2015 and $61,335 for the six months ended June 30, 2015. Stock-based compensation expense for the three and six months ended June 30, 2014 was $122,793 and $209,071, respectively. Of these amounts, stock-based compensation for outside directors, officers, management and administrative staff of the Company was $102,384 for the three months ended June 30, 2014 and $182,039 for the six months ended June 30, 2014. Stock-based compensation for personnel involved in the Company’s R&D activities was $20,409 for the three months ended June 30, 2014 and $27,032 for the six months ended June 30, 2014. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2015 and 2014:

	2015	2014
Risk-free interest rate	1.65%	2.00%
Expected volatility	139%	178%
Expected term in years	6.1	6.7
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plan for the six months ended June 30, 2015:

		Weighted-
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2014	5,427,778	$1.03
Granted	337,000	1.47
Forfeited	(18,750)	2.71
Outstanding at June 30, 2015	5,746,028	1.05
Exercisable at June 30, 2015	4,926,111	$1.00

As of June 30, 2015, the aggregate intrinsic value of outstanding stock options was $1.7 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. This amount changes based on the fair market value of the Company’s stock.

Warrants - There were no warrants for services granted during the three months ended June 30, 2015. The Company had 10,000 warrants for services outstanding as of June 30, 2015 with a weighted average exercise price of $0.90. The warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

7.	Commitments and Contingencies

Technology License – The Company has negotiated exclusive licenses from MD Anderson to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense. Related party accrued license payments for past patent expenses and the annual license maintenance fee attributable to the License Agreement totaling $100,000 are included in Current Liabilities as of December 31, 2014. Related party accrued expense totaling $67,050 as of December 31, 2014 represents hospital costs for the clinical trial and are not related to the License Agreement. MD Anderson is no longer a greater than 5% stockholder in the Company. As a result, the Company has consolidated accounts payable with accounts payable – related party, and accrued expense with accrued expense – related party and accrued license payments – related party on the financial statements beginning in 2015.

Operating Lease - In April 2014, the Company entered into a lease agreement for a larger office space, which it occupied as of August 2014.  The remaining lease payments due under this lease as of June 30, 2015 are approximately $342,000.

Drug Supplier Project Plan – Bio-Path entered into two project plan agreements with the Company’s drug product manufacturer for the manufacture and delivery of final drug product in 2015. The project plans required the Company to pay approximately $190,000 in various stages as the final product is manufactured and delivered to the Company. In addition, supplier plans with the Company drug substance supplier were entered into in late 2014 totaling approximately $370,000, which has been substantially paid. This material will be used in the final drug product supplier plans and is currently carried on the balance sheet as of June 30, 2015 as Prepaid Drug Product for testing. The balance of drug product is anticipated to be delivered to the Company in the fourth quarter of 2015 and the Balance Sheet item Prepaid Drug Product for Testing totaling $695,843 will be expensed when received.

8.	Subsequent Events

Bio-Path entered into an agreement for drug substance manufacture of development batches of the antisense material for its second drug candidate, Liposomal Bcl-2.  The Company also entered into an agreement with a testing firm for a new drug substance characterization assay.  Bio-Path entered into an agreement with a public relations firm for development and execution of a communications program designed to increase visibility and understanding of, as well as interest in, Bio-Path, its product candidates, business strategy, milestones and people among key stakeholders.  In total, these projects will require Bio-Path to pay approximately $200,000 over a twelve month period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014, and other risks and uncertainties discussed in filings made with the SEC, including in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q. See “Cautionary Note Regarding Forward Looking Statements” in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014 for additional discussion regarding risks associated with forward-looking statements.

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

As of June 30, 2015, we had an accumulated deficit of $22.4 million. Our net loss was $1.1 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively. Our net loss was $2.5 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

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

The original IND granted by the FDA in March 2010 allowed us to proceed with a Phase I clinical trial having five cohorts culminating in a maximum dose of 50 mg/m2. However, in November 2012, we announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb-2, we requested the FDA to allow higher dosing in patients. The Principal Investigator (as defined below) for the clinical trial, in consultation with our board of directors (the “Board”), advised us that with the absence of any real toxicity barriers, we should continue to evaluate higher doses of L-Grb-2. The absence of significant toxicity provided a significant opportunity for us to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol was submitted allowing higher dosing. We announced in October 2014 that we completed Cohort 6, successfully treating three patients at a dose of 90 mg/m2. There has been no evidence of significant toxicity from treatment of patients with L-Grb-2 in our Phase I clinical trial.

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

In this regard, in August 2013 we announced that our liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with our drug candidate BP1001 inhibits the Grb-2 disease-causing target protein in patients with blood cancers. Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for BP1001 to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease, which has a disease causing protein, as a chronic disorder. This accomplishment is potentially a significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and get the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principle for our delivery technology may lead to licensing and business development opportunities, furthering our business model.

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

On April 28, 2015, we announced that the FDA granted orphan designation to BP1001 for the treatment of AML. Orphan drug status provides Bio-Path with seven years of exclusivity after receiving formal marketing approval, as well as additional development incentives. The FDA grants this designation to certain drugs that are targeting diseases affecting fewer than 200,000 people in the United States.

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

Our plan is to develop BP1001 as a targeted therapy against TNBC and IBC. Our treatment goals are two-pronged: the first is to develop BP1001 as a tumor reduction agent in combination with other approved drugs in preoperative settings for TNBC and IBC patients, and the second is to develop BP1001 as a drug to treat and control or eliminate cancer metastasis in TNBC and IBC patients. Both of these treatment goals address high need situations for patients. Following successful completion of the preclinical studies, we intend to start a Phase I clinical trial in TNBC and IBC in late 2015. We believe that the observations that we learned from the original Phase I trial will help us to increase the speed of progress for such Phase I trial in TNBC and IBC, as the toxicity profile of BP1001 is currently well established.

BP1002

BP-100-1.02 (“BP1002”) is our second liposome delivered antisense drug candidate. The scientific name for BP1002 is Liposomal Bcl-2, a liposome delivered antisense cancer drug. BP1002 is ready for clinic and is intended to target the lymphoma and certain solid tumor markets. Clinical targets for BP1002 include lymphoma, breast cancer, colon cancer, prostate cancer and leukemia. We believe that BP1002 has the potential to treat 40%-60% of solid tumors.

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

On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for follicular lymphoma. We intend to file a new IND to begin clinical testing of BP1002 in patients with follicular lymphoma in 2015.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Research and Development Expense. Our research and development expense for the three months ended June 30, 2015 was $0.6 million, an increase of $44,000 compared to the three months ended June 30, 2014. The increase in research and development expense was primarily due to increased personnel costs associated with the addition of our support staff hired in the second half of 2014. This is partially offset by a decrease in drug material used during the three months ended June 30, 2015. Research and development - related party expense has been consolidated with research and development expense on our financial statements in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company.

	Three Months Ended
	June 30,
	2015	2014
Research and development expense	$531,799	$496,631
Research and development - related party expense	-	3,213
Non-cash stock-based compensation expense	32,551	20,409
Total research and development expense	$564,350	$520,253

General and Administrative Expense. Our general and administrative expense for the three months ended June 30, 2015 was $0.6 million, a decrease of $0.2 million compared to the three months ended June 30, 2014. The decrease in general and administrative expense was primarily due to decreased management and administrative personnel costs.

	Three Months Ended
	June 30,
	2015	2014
General and administrative expense	$505,863	$652,164
Non-cash stock-based compensation expense	60,724	102,384
Total general and administrative expense	$566,587	$754,548

Net Loss. Our net loss for the three months ended June 30, 2015 was $1.1 million, a decrease of $0.1 million compared the three months ended June 30, 2014.  Net loss per share, both basic and diluted, was $0.01 per share for both the three months ended June 30, 2015 and June 30, 2014.

Comparisons of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Research and Development Expense. Our research and development expense for the six months ended June 30, 2015 was $1.2 million, an increase of $0.5 million compared to the six months ended June 30, 2014. The increase in research and development expense was primarily due to increased manufacturing development, preclinical studies and personnel costs associated with the addition of our support staff hired in the second half of 2014. Research and development - related party expense has been consolidated with research and development expense on our financial statements in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company.

	Six Months Ended
	June 30,
	2015	2014
Research and development expense	$1,095,496	$597,648
Research and development - related party expense	-	24,931
Non-cash stock-based compensation expense	61,335	27,032
Total research and development expense	$1,156,831	$649,611

General and Administrative Expense. Our general and administrative expense for the six months ended June 30, 2015 was $1.4 million, an increase of $0.2 million compared to the six months ended June 30, 2014. The increase in general and administrative expense was primarily due to increased professional fees.

	Six Months Ended
	June 30,
	2015	2014
General and administrative expense	$1,229,774	$953,361
Non-cash stock-based compensation expense	123,226	182,039
Total general and administrative expense	$1,353,000	$1,135,400

Net Loss. Our net loss for the six months ended June 30, 2015 was $2.5 million, an increase of $0.7 million compared the six months ended June 30, 2014.  Net loss per share, both basic and diluted, increased to $0.03 per share for the six months ended June 30, 2015 compared to $0.02 for the six months ended June 30, 2014.

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

We had a cash balance of $11.1 million as of June 30, 2015 compared to a cash balance of $13.9 million as of December 31, 2014. We believe that our available cash at June 30, 2015 will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2015 was $2.8 million. Net cash used in operating activities for the six months ended June 30, 2015 consisted primarily of the net loss for the period of $2.5 million, an increase in prepaid drug product for testing of $0.5 million and an increase in other current assets of $0.2 million. These are partially offset by non-cash stock-based compensation expense of $0.2 million and a net increase in current liabilities of $0.1 million.

2014 Shelf Registration

On November 5, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on January 13, 2014 (the “Shelf Registration Statement”). The Shelf Registration Statement was filed to register the offering and sale of up to $100.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

Registered Direct Offering

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

“At the Market” Offering

On June 24, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the Shelf Registration Statement and a related prospectus supplement filed with the SEC on June 25, 2015, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. As of June 30, 2015, we have not offered or sold any shares of common stock under the Sales Agreement.

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, BP1001 and BP1002. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014, and in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any material off-balance sheet arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. We had cash and cash equivalents of approximately $11.1 million as of June 30, 2015.  Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings.  We do not invest in derivative securities.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014, other than the additional disclosure of the risk factors listed below.

Certain patents under the License Agreement are set to expire over the next few years.

Under the License Agreement, we license rights to certain patents that are necessary or useful for our business. Some of these material patents are set to expire as early as 2017. We are actively reviewing and preparing patent applications to expand our patent portfolio, but there can be no assurances that patents related to these applications will be issued or that any issued patents will provide meaningful protection for our drug candidates, which could materially adversely affect our competitive business position, business prospects and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.5	Articles of Transfer (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).

4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2015).

10.2	Controlled Equity OfferingSM Sales Agreement, dated June 24, 2015, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 25, 2015).

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2015	BIO-PATH HOLDINGS, INC.

	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

