Form 10-Q
period 2015-09-30
BIO-PATH HOLDINGS INC
filed 2015-11-09
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒

At October 28, 2015, the Company had 89,762,872 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties, and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014, in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”) . As a result, our actual results may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. Please refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014, “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. However, you should carefully review the risk factors set forth in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and in other reports or documents we file from time to time with the SEC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30,	As of December 31,
	2015	2014

ASSETS

Current assets
Cash	$9,854,816	$13,858,798
Prepaid drug product for testing	404,378	154,667
Other current assets	200,773	100,494

Total current assets	10,459,967	14,113,959

Fixed assets
Furniture, fixtures & equipment	123,410	123,410
Less Accumulated Depreciation	(41,137)	(10,284)
	82,273	113,126

Other assets
Technology licenses	2,500,374	2,500,374
Less Accumulated Amortization	(1,369,949)	(1,249,481)
	1,130,425	1,250,893

TOTAL ASSETS	$11,672,665	$15,477,978

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	127,120	41,026
Accounts payable - related party	-	100,450
Accrued expense	354,109	253,445
Accrued expense - related party	-	67,050
Accrued license payments - related party	-	100,000

Total current liabilities	481,229	561,971

Long term debt	-	-

TOTAL LIABILITIES	481,229	561,971

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized 89,762,872 and 89,762,872 shares issued and outstanding as of 9/30/15 and 12/31/14, respectively	89,763	89,763
Additional paid in capital	35,026,695	34,743,489
Accumulated deficit	(23,925,022)	(19,917,245)

Total shareholders' equity	11,191,436	14,916,007

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$11,672,665	$15,477,978

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses

Research and development	992,446	424,521	2,149,277	1,048,716
Research and development - related party	-	16,235	-	41,654
General and administrative	519,944	713,352	1,872,944	1,848,751

Total operating expenses	1,512,390	1,154,108	4,022,221	2,939,121

Net operating loss	$(1,512,390)	$(1,154,108)	$(4,022,221)	$(2,939,121)

Other income (expense)
Interest income	4,789	5,713	14,444	17,353
Other expense	-	(14)	-	(295)
Total other income (expense)	4,789	5,699	14,444	17,058

Net loss	$(1,507,601)	$(1,148,409)	$(4,007,777)	$(2,922,063)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	89,762,872	89,237,872	89,762,872	89,237,872

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(4,007,777)	$(2,922,063)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	120,469	120,469
Depreciation	30,853	-
Stock-based compensation and warrants	283,205	327,118
(Increase) decrease in assets
Prepaid drug product for testing	(249,711)	(45,199)
Other current assets	(100,279)	(130,064)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(80,742)	(11,740)

Net cash used in operating activities	(4,003,982)	(2,661,479)

CASH FLOW FROM INVESTING ACTIVITIES

Purchase furniture, fixtures & equipment	-	(66,124)

Net cash used in investing activities	-	(66,124)

CASH FLOW FROM FINANCING ACTIVITIES

Net proceeds from sale of common stock	-	13,812,373

Net cash from financing activities	-	13,812,373

`
NET INCREASE (DECREASE) IN CASH	(4,003,982)	11,084,770

Cash, beginning of period	13,858,798	3,551,832

Cash, end of period	$9,854,816	$14,636,602

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements Ended September 30, 2015

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company”) as of and for the fiscal year ended December 31, 2014. The results of operations for the period ended September 30, 2015, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

Bio-Path is a biotechnology company with a lead cancer drug candidate, Liposomal Grb2 (“L-Grb2”), which is currently in clinical trials, and a second liposome delivered antisense drug candidate, Liposomal Bcl2 (“L-Bcl2”), which has completed preclinical development. The planned principal operations are described in the following paragraphs. The Company was founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and is dedicated to developing novel cancer drugs under an exclusive license arrangement (the “License Agreement”). The Company has drug delivery platform technology with composition of matter intellectual property for systemic delivery of its proprietary antisense. Bio-Path also plans to investigate developing liposome tumor targeting technology, which has the potential to be developed to augment the Company’s current delivery technology to improve further the effectiveness of its antisense. In addition to its existing technology under license, the Company expects to maintain a close working relationship with key members of the MD Anderson staff, which has the potential to provide Bio-Path with additional drug candidates in the future. Bio-Path also expects to broaden its technology to include cancer drugs other than antisense, including drug candidates licensed from institutions other than MD Anderson.

Bio-Path believes that its core technology, if successful, will enable it to be at the center of emerging genetic and molecular target-based therapeutics that require systemic delivery of DNA and RNA-like material. The Company’s two lead liposomal antisense drug candidates are targeted to treat Acute Myeloid Leukemia (“AML”), Myelodysplastic Syndrome (“MDS”), Philadelphia Chromosome Positive Chronic Myelogenous Leukemia (“CML”), Acute Lymphoblastic Leukemia (“ALL”) and follicular lymphoma, and if successful, could potentially be used in treating many other indications of cancer. For example, previously Bio-Path announced that it was initiating development of its lead cancer drug L-Grb2 to treat triple negative breast cancer (TNBC) and inflammatory breast cancer (IBC), two cancers characterized by formation of aggressive tumors and relatively high mortality rates.

Bio-Path, Inc. was founded in May 2007 as a Utah corporation. In February 2008, Bio-Path completed a reverse merger with Ogden Golf Co. Corporation, a public company traded over the counter that had no current operations. The name of Ogden Golf was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path, Inc. became the directors and officers of Bio-Path Holdings, Inc. The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for a limited number of product candidates including readying and now conducting a Phase I clinical trial in its lead drug product candidate L-Grb2.

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

In June 2015, the Company established an “at the market” (“ATM”) program through which it may offer and sell up to $25.0 million of common stock from time to time, at Bio-Path’s discretion, through an investment banking firm, acting as sales agent.  Sales of Bio-Path common stock under the ATM program will be made directly on or through the NASDAQ Capital Market, among other methods. As of September 30, 2015, the Company has not offered or sold any shares of its common stock under the ATM program.

As of September 30, 2015, Bio-Path had $9.9 million in cash on hand.

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

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development ("R&D") activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $154,667 in late 2014 pursuant to a drug supply contract for the manufacture and delivery of the Company’s lead drug product for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2014 at cost as Prepaid Drug Product for Testing. The Company incurred additional installment costs with advanced payments totaling $404,378 that are carried on the Balance Sheet as of September 30, 2015 as Prepaid Drug Product for Testing (See Note 7).

3.	Accounts Payable

As of September 30, 2015, Current Liabilities included accounts payable of $127,120, comprised primarily of amounts owed to MD Anderson for clinical trial hospital expenses and to the Company’s drug product manufacturers and raw materials suppliers. By the first week of November 2015, the September 30, 2015 amounts included in accounts payable had been substantially paid. As of December 31, 2014, Current Liabilities included accounts payable of $41,026 and accounts payable – related party of $100,450 for MD Anderson clinical trial hospital expense which had been substantially paid by the first week of May 2015. MD Anderson is no longer a greater than 5% stockholder in the Company. As a result, the Company has consolidated accounts payable with accounts payable – related party on the financial statements beginning in 2015.

4.	Accrued Expense

As of September 30, 2015, Current Liabilities included accrued expense of $354,109 for advisory fees, legal fees, clinical trial expenses, drug manufacturing and testing expenses, accrued vacation, accrued license payments and management bonus accrual. As of December 31, 2014, Current Liabilities included accrued expense of $253,445, accrued expense - related party of $67,050 for MD Anderson clinical trial hospital expense and accrued license payments – related party of $100,000 for reimbursement of past patent expenses incurred by MD Anderson prior to the Bio-Path license and the annual license maintenance fee. MD Anderson is no longer a greater than 5% stockholder in the Company. As a result, the Company has consolidated accrued expense with accrued expense – related party and accrued license payments – related party on the financial statements beginning in 2015.

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

As of September 30, 2015, there were 89,762,872 shares of common stock issued and outstanding. There are no preferred shares outstanding as of September 30, 2015.

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

Stock-based compensation expense for the three and nine months ended September 30, 2015 was $98,643 and $283,205, respectively. Of these amounts, stock-based compensation for outside directors, officers, management and administrative staff of the Company was $63,227 for the three months ended September 30, 2015 and $186,453 for the nine months ended September 30, 2015. Stock-based compensation for personnel involved in the Company’s R&D activities was $35,416 for the three months ended September 30, 2015 and $96,752 for the nine months ended September 30, 2015. Stock-based compensation expense for the three and nine months ended September 30, 2014 was $118,047 and $327,118, respectively. Of these amounts, stock-based compensation for outside directors, officers, management and administrative staff of the Company was $88,812 for the three months ended September 30, 2014 and $270,851 for the nine months ended September 30, 2014. Stock-based compensation for personnel involved in the Company’s R&D activities was $29,235 for the three months ended September 30, 2014 and $56,267 for the nine months ended September 30, 2014. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2015 and 2014:

	2015	2014
Risk-free interest rate	1.65%	2.03%
Expected volatility	138%	165%
Expected term in years	6.1	6.8
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plan for the nine months ended September 30, 2015:

		Weighted-
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2014	5,427,778	$1.03
Granted	349,000	1.46
Forfeited	(18,750)	2.71
Outstanding at September 30, 2015	5,758,028	1.05
Exercisable at September 30, 2015	4,997,361	$1.00

As of September 30, 2015, the aggregate intrinsic value of outstanding stock options was $1.7 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. This amount changes based on the fair market value of the Company’s stock.

Warrants - There were no warrants for services granted during the three months ended September 30, 2015. The Company had 10,000 warrants for services outstanding as of September 30, 2015 with a weighted average exercise price of $0.90. The warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

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

Operating Lease - In April 2014, the Company entered into a lease agreement for a larger office space, which it occupied as of August 2014.  The remaining lease payments due under this lease as of September 30, 2015 are approximately $323,000.

Drug Supplier Project Plan – Bio-Path entered into a project plan agreement with a producer of the Company’s drug product for the manufacture and delivery of final drug product in the fourth quarter of 2015. The remaining commitment requires the Company to pay approximately $85,000 in various stages as the final product is manufactured and delivered. In addition, the Company entered into an agreement with its drug substance provider for material to be used in the final drug product supplier plan with a remaining commitment totaling approximately $200,000. The amounts paid to date total $404,378 and are carried on the balance sheet as of September 30, 2015 as Prepaid Drug Product for Testing (See Note 2). Commitments to the drug substance and drug product manufacturers for manufacturing development of Bio-Path’s second drug product candidate total approximately $83,000. The balance of drug supplier commitments of approximately $61,000 are for assay development and manufacturing development.

8.	Subsequent Events

Bio-Path entered into an agreement for drug substance manufacture of additional development batches for testing.  The Company also entered into an agreement with a testing firm for an additional new drug substance characterization assay.  In total, these projects will require Bio-Path to pay approximately $105,000 over a twelve month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014, and other risks and uncertainties discussed in filings made with the SEC, including in “Item 1A. Risk Factors” to Part III of this Quarterly Report on Form 10-Q. See “Cautionary Note Regarding Forward Looking Statements” in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014 for additional discussion regarding risks associated with forward-looking statements.

Overview

We are a biotechnology company with a lead cancer drug candidate, Liposomal Grb2 (“L-Grb2” or “BP1001”), which is currently in clinical trials, and a second liposome delivered antisense drug candidate, Liposomal Bcl2 (“BP1002”), which has completed preclinical development. We were founded with technology from The University of Texas, MD Anderson Cancer Center (“MD Anderson”) and are dedicated to developing novel cancer drugs under an exclusive license arrangement with MD Anderson. We were formed to finance and facilitate the development of novel cancer therapeutics. Our plan is to acquire licenses for drug technologies from MD Anderson and other leading medical research institutions, to fund clinical and other trials for such technologies and to commercialize such technologies. We currently maintain an exclusive license agreement with MD Anderson (the “License Agreement”). The License Agreement specifically provides drug delivery platform technology with composition of matter intellectual property that enables systemic delivery of antisense. We also plan to investigate developing liposome tumor targeting technology, which has the potential to be developed to augment our current delivery technology to improve further the effectiveness of our antisense. Our business plan is to act efficiently as an intermediary in the process of translating newly discovered drug technologies into authentic therapeutic drug candidates. Our strategy is to selectively license potential drug candidates for certain cancers, and, primarily utilizing the comprehensive drug development capabilities of MD Anderson, to advance these candidates into initial human efficacy trials (Phase IIa), and out-license and/or market each successful potential drug to a pharmaceutical company.

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

As of September 30, 2015, we had an accumulated deficit of $23.9 million. Our net loss was $1.5 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively. Our net loss was $4.0 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

Basic Technical Information

Ribonucleic acid (“RNA”) is a biologically significant type of molecule consisting of a chain of nucleotide units. Each nucleotide consists of a nitrogenous base, a ribose sugar and a phosphate. Although similar in some ways to DNA, RNA differs from DNA in a few important structural details. RNA is transcribed from DNA by enzymes called RNA polymerases and is generally further processed by other enzymes. RNA is central to protein synthesis. DNA carries the genetic information of a cell and consists of thousands of genes. Each gene serves as a recipe on how to build a protein molecule. Proteins perform important tasks for the cell functions or serve as building blocks. The flow of information from the genes determines the protein composition and thereby the functions of the cell.

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

The Investigational New Drug (“IND”) for BP1001 was submitted to the U.S. Food and Drug Administration (“FDA”) in February 2008 and included all in vitro testing, animal studies and manufacturing and chemistry control studies completed. The FDA requested some changes be made to the application submission. We resubmitted information to the FDA in response to such request. On March 12, 2010, we issued a press release announcing that the FDA had allowed an IND for our lead cancer drug candidate BP1001 to proceed into clinical trials. The IND review process was performed by the FDA's Division of Oncology Products and involved a comprehensive review of data submitted by us covering preclinical studies, safety, chemistry, manufacturing, controls and the protocol for the Phase I clinical trial. The primary objective of the Phase I clinical trial, as in any Phase I clinical trial, is the safety of the drug for treatment of human patients. Additional key objectives of the trial are to demonstrate the effectiveness of our drug delivery technology similar to that experienced in preclinical treatment of animals and to assess whether the drug candidate test article produces a favorable impact on the cancerous condition of the patient at the dose levels of the study.

The Phase I clinical trial was a dose-escalating study to determine the safety and tolerance of escalating doses of L-Grb2. The study determined an optimal biologically active dose for further development. The pharmacokinetics of L-Grb2 in patients from the study are being evaluated. In addition, patient blood samples from the trial were tested using a new assay developed by us to measure down-regulation of the target protein, the critical scientific data that demonstrated the delivery technology does in fact successfully deliver the antisense drug substance to the cell and across the cell membrane into the interior of the cell where expression of the target protein is blocked. The clinical trial was conducted at MD Anderson.

The original IND granted by the FDA in March 2010 allowed us to proceed with a Phase I clinical trial having five cohorts culminating in a maximum dose of 50 mg/m2. However, in November 2012, we announced that since there had been no evidence of significant toxicity from treatment of patients with L-Grb2, we requested the FDA to allow higher dosing in patients. The principal investigator for the clinical trial, in consultation with our board of directors (the “Board”), advised us that with the absence of any real toxicity barriers, we should continue to evaluate higher doses of L-Grb2. The absence of significant toxicity provided a significant opportunity for us to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol was submitted allowing higher dosing. We announced in October 2014 that we completed Cohort 6, successfully treating three patients at a dose of 90 mg/m2. There has been no evidence of significant toxicity from treatment of patients with L-Grb2 in our Phase I clinical trial.

An important outcome for the Phase I clinical trial is the ability to assess for the first time the performance of our delivery technology platform in human patients. We have developed two new assays to be able to provide scientific proof of concept of the delivery technology. The first involves a novel detection method for the drug substance in blood samples that will be used to assess the pharmacokinetics of the drug. The second involves a method to measure down-regulation of the target protein in a patient blood sample that was achieved. The latter measurement will provide critical proof that the neutral liposome delivery technology delivered the drug substance to the cell and was able to transport it across the cell membrane into the interior to block cellular production of the Grb2 protein.

In this regard, in August 2013 we announced that our liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with our drug candidate BP1001 inhibits the Grb2 disease-causing target protein in patients with blood cancers. Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for BP1001 to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease, which has a disease causing protein, as a chronic disorder. This accomplishment is a potentially significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and get the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principle for our delivery technology may lead to licensing and business development opportunities, furthering our business model.

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

Data from the Phase I Clinical Trial

•	Among 20 evaluable patients, 15 demonstrated anti-leukemia activity with reduction in peripheral or bone marrow blasts from baseline.

•	Five patients demonstrated transient improvement and/or stable disease, three of whom received a total of five cycles each.

•	Two patients, in addition to achieving market blast percentage declines, also experienced transient improvements in leukemia cutis lesions.

Disease Stabilization in MDS and AML

•	Two patients with MDS, a 53-year-old male and a 72-year-old female, both achieved disease stabilization and continued therapy for five cycles before disease progression.

•	A 54-year-old HIV positive male with AML achieved stable disease and marked reduction in peripheral blasts, continuing therapy for five cycles before disease progression.

Experience in CML-Blast Phase

•	Patient with myeloid blast crisis of CML.

•	Prior therapies consist of: imatinib, dastinib, nilotinib, DCC-2036, Cytarabine + Fludarabine + Dasatinib + Gemtuzumab, PHA-739358, Clofarabine + Dasatinib.

•	Upon start of BP1001, patient showed a significant reduction in blasts from 81 percent to 5 percent but due to leptomeningeal disease progression discontinued therapy before full cycle.

Inhibition of Target Grb2 Protein

•	Grb2 levels were compared to baseline prior to treatment.

•	On day 15, BP1001 decreased Grb2 in seven of eleven samples tested (average reduction 53 percent).

•	End of treatment day 15, BP1001 decreased Grb2 levels in ten out of twelve patients (average reduction 50 percent).

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

On October 9, 2015, we announced that we have completed Cohort 7 of the Phase Ib clinical trial evaluating BP1001 in combination with low dose Ara-C in AML patients. We announced that three patients completed the treatment cycle with no adverse events attributed to the study drug, further confirming that BP1001 is well tolerated. Furthermore, we announced that one patient achieved a complete remission following this treatment and that a second patient had improved and was receiving additional cycles of treatment.

In addition, plans and evaluation of manufacturing scale-up of the drug substance batch size continued. Scale-up of manufacturing output of drug substance product and final drug product is critical to meeting the anticipated potential for high volume requirements of our drug products for patients in multiple diseases. The larger size drug substance and final product batch sizes will also substantially drive down manufacturing cost per drug unit. Further to this, plans are in place and testing is ongoing to increase the amount of drug substance per manufactured vial, which increases even further the effective capacity of our drug manufacturing. We are also currently working to add a second manufacturer for each of the key areas of drug substance, lipids and final drug product. Our recent success in raising capital should also improve drug supply by providing the financial resources that will enable us to commit to multiple drug batches beyond those required to satisfy near-term requirements.

Indications for Triple Negative Breast Cancer (TNBC) and Inflammatory Breast Cancer (IBC)

In July 2013, we announced that we were initiating preclinical testing of BP1001 into two additional indications: TNBC and IBC. TNBC tumors do not express estrogen receptors, progesterone receptors, and low Human Epidermal growth factor Receptor 2 (“HER2”). These negative results mean that the growth of the cancer is not supported by the hormones estrogen and progesterone, or by the presence of too many HER2 receptors. Therefore, TNBC does not respond to hormonal therapy or therapies that target HER2 receptors. In addition, TNBC tumors are very aggressive. Approximately 15 to 20 percent of breast cancers are triple-negative. IBC is a rare and very aggressive disease in which cancer cells block lymph vessels in the skin of the breast. This type of breast cancer is called “inflammatory” because the breast often looks swollen and red, or “inflamed.” IBC accounts for two to five percent of all breast cancers. IBC tumors are very aggressive and are frequently hormone receptor negative, which means hormone therapies may not be effective. The five year survival rate for IBC is approximately 40% versus approximately 87% for all breast cancers combined, making IBC a priority area for development of new treatments.

Our plan is to develop BP1001 as a targeted therapy against TNBC and IBC. Our treatment goals are two-pronged: the first is to develop BP1001 as a tumor reduction agent in combination with other approved drugs in preoperative settings for TNBC and IBC patients, and the second is to develop BP1001 as a drug to treat and control or eliminate cancer metastasis in TNBC and IBC patients. Both of these treatment goals address high need situations for patients. Once the preclinical studies are successfully completed, we believe that the observations that we learned from the original Phase I trial will help us to increase the speed of progress for such Phase I trial in TNBC and IBC, as the toxicity profile of BP1001 is currently well established.

BP1002

BP1002, also known by its scientific name as Liposomal Bcl2, is our second liposome delivered antisense drug candidate. BP1002 is intended to target the lymphoma and certain solid tumor markets. Clinical targets for BP1002 include lymphoma, breast cancer, colon cancer, prostate cancer and leukemia. We believe that BP1002 has the potential to treat 40%-60% of solid tumors.

Bcl2 is a protein that is involved in regulating apoptosis or programmed cell death. Apoptosis is a physiologic mechanism of cell turnover by which cells actively commit suicide in response to aberrant external signals. Over-expression of Bcl2 prevents the induction of apoptosis in response to cellular insults such as treatment with chemotherapeutic agents. Bcl2 is over-expressed in more than 90% of follicular B-cell non-Hodgkins lymphoma due to a chromosomal rearrangement and is the key factor in the initiation of this malignancy. Bcl2 is also overexpressed in a wide variety of solid tumors (it is estimated to be over-expressed in 40% of cancers). For example, Bcl2 over-expression has been associated with the progression of prostate cancer from hormone dependence to hormone independence and may contribute to the relative drug resistant phenotype typically observed in hormone independent prostate cancer.

On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for follicular lymphoma. We intend to file a new IND to begin clinical testing of BP1002 in patients with follicular lymphoma in early 2016.

Other Liposomal Antisense Products

We also intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new liposomal antisense drug candidates. A new product identification template was recently approved that defines a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. A significant amount of capital will be allocated for in-licensing promising protein targets that can be developed as new liposomal antisense drug candidates.

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

Acute Myeloid Leukemia (AML) is a cancer of the myeloid line of white blood cells, characterized by the rapid proliferation of abnormal cells that accumulate in the bone marrow and interfere with the production of normal blood cells. AML is the most common acute leukemia affecting adults, and its incidence increases with age. Although AML is a relatively rare disease, accounting for approximately 1.2% of cancer deaths in the United States, its incidence is expected to increase as the population ages. The symptoms of AML are caused by replacement of normal bone marrow with leukemic cells, resulting in a drop in red blood cells, platelets, and normal white blood cells. These symptoms include fatigue, shortness of breath, easy bruising and bleeding, and increased risk of infection. Although several risk factors for AML have been identified, the specific cause of AML remains unclear. As an acute leukemia, AML progresses rapidly and is typically fatal within weeks or months if left untreated. Acute myeloid leukemia is a potentially curable disease, but only a minority of patients are cured with current therapy.

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

We expect research and development expenses associated with the completion of the associated clinical trials to be substantial and to increase over time. The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our drug candidates or the period, if any, in which material net cash inflows from our drug candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the rate of progress, results and costs of completion of ongoing clinical trials of our drug candidates;

•	the size, scope, rate of progress, results and costs of completion of any potential future clinical trials and preclinical trials of our drug candidates that we may initiate;

•	competing technological and market developments;

•	the performance of third-party manufacturers and suppliers;

•	the ability of our drug candidates, if they receive regulatory approval, to achieve market success; and

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our drug candidates.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

Research and Development Expense. Our research and development expense for the three months ended September 30, 2015 was $1.0 million, an increase of $0.6 million compared to the three months ended September 30, 2014. The increase in research and development expense was primarily due to increased drug material manufacturing and testing, an increase in drug material used as well as increased clinical trial expenses. Research and development - related party expense has been consolidated with research and development expense on our financial statements in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company.

	Three Months Ended
	September 30,
	2015	2014
Research and development expense	$957,030	$395,286
Research and development - related party expense	-	16,235
Non-cash stock-based compensation expense	35,416	29,235
Total research and development expense	$992,446	$440,756

General and Administrative Expense. Our general and administrative expense for the three months ended September 30, 2015 was $0.5 million, a decrease of $0.2 million compared to the three months ended September 30, 2014. The decrease in general and administrative expense was primarily due to decreased management and administrative personnel costs.

	Three Months Ended
	September 30,
	2015	2014
General and administrative expense	$456,717	$624,540
Non-cash stock-based compensation expense	63,227	88,812
Total general and administrative expense	$519,944	$713,352

Net Loss. Our net loss for the three months ended September 30, 2015 was $1.5 million, an increase of $0.4 million compared to the three months ended September 30, 2014. Net loss per share, both basic and diluted, was $0.02 per share for the three months ended September 30, 2015 compared to $0.01 per share for the three months ended September 30, 2014.

Comparisons of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Research and Development Expense. Our research and development expense for the nine months ended September 30, 2015 was $2.1 million, an increase of $1.1 million compared to the nine months ended September 30, 2014. The increase in research and development expense was primarily due to increased manufacturing development, preclinical studies, clinical trial expenses and personnel costs associated with the addition of our support staff hired in the second half of 2014. Research and development - related party expense has been consolidated with research and development expense on our financial statements in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company.

	Nine Months Ended
	September 30,
	2015	2014
Research and development expense	$2,052,525	$992,449
Research and development - related party expense	-	41,654
Non-cash stock-based compensation expense	96,752	56,267
Total research and development expense	$2,149,277	$1,090,370

General and Administrative Expense. Our general and administrative expense for the nine months ended September 30, 2015 was $1.9 million, an increase of $24,000 compared to the nine months ended September 30, 2014. The increase in general and administrative expense was primarily due to increased professional fees.

	Nine Months Ended
	September 30,
	2015	2014
General and administrative expense	$1,686,491	$1,577,900
Non-cash stock-based compensation expense	186,453	270,851
Total general and administrative expense	$1,872,944	$1,848,751

Net Loss. Our net loss for the nine months ended September 30, 2015 was $4.0 million, an increase of $1.1 million compared to the nine months ended September 30, 2014. Net loss per share, both basic and diluted, increased to $0.04 per share for the nine months ended September 30, 2015 compared to $0.03 per share for the nine months ended September 30, 2014.

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

We had a cash balance of $9.9 million as of September 30, 2015 compared to a cash balance of $13.9 million as of December 31, 2014. We believe that our available cash at September 30, 2015 will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was $4.0 million. Net cash used in operating activities for the nine months ended September 30, 2015 consisted primarily of the net loss for the period of $4.0 million, an increase in prepaid drug product for testing of $0.2 million, an increase in other current assets of $0.1 million and a net decrease in current liabilities of $0.1 million. These are partially offset by non-cash stock-based compensation expense of $0.3 million and technology license amortization expense of $0.1 million.

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

Registered Direct Offering

On January 15, 2014, we entered into a securities purchase agreement, as amended, with certain investors, pursuant to which we agreed to sell an aggregate of 5.0 million shares of our common stock and warrants to purchase a total of 2.5 million shares of our common stock to such certain investors for gross proceeds of approximately $15.0 million. The net proceeds from the registered direct public offering, after deducting the placement agent’s fees and expenses, our estimated offering expenses, and excluding the proceeds from the exercise of the warrants issued in the offering, were approximately $13.8 million. The offering closed on January 21, 2014.

“At the Market” Offering

On June 24, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the Shelf Registration Statement and a related prospectus supplement filed with the SEC on June 25, 2015, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. As of September 30, 2015, we have not offered or sold any shares of common stock under the Sales Agreement.

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, BP1001 and BP1002. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2014, in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and in other reports or documents we file from time to time with the SEC.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any material off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. We had cash and cash equivalents of approximately $9.9 million as of September 30, 2015. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. Potential sources of funding include future debt or equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

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

Dated: November 9, 2015	BIO-PATH HOLDINGS, INC.

	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

