Form 10-K
period 2015-12-31
BIO-PATH HOLDINGS INC
filed 2016-03-15
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36333

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 1, 2016, there were 89,762,872 of the registrant's common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $94.5 million as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on the Nasdaq Capital Market on such date. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical and preclinical stage oncology focused antisense drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize™, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a neutral charged lipid bilayer. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize™ delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of proteins in blood diseases and solid organs.

Using DNAbilize™ as a platform for drug manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, Liposomal Grb2 (“BP1001”), targets the protein Grb2 and is preparing to enter the efficacy portion of Phase II clinical trials for acute myeloid leukemia (AML) and the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia (CML). BP1001 is also in preclinical studies for solid tumors, including triple negative breast cancer (TNBC) and inflammatory breast cancer (IBC).

Our second drug candidate, Liposomal Bcl2 (“BP1002”), targets the protein Bcl2, which is responsible for driving cell proliferation in up to 60% of all cancers. BP1002 is in preparation for an Investigational New Drug (IND) application and expected to begin a Phase I clinical trial for lymphoma in 2016.

We currently maintain an exclusive license agreement (the “License Agreement”) with The University of Texas, MD Anderson Cancer Center (“MD Anderson”), under which we license from MD Anderson the delivery technology platform and BP1001 and BP1002. We are developing antisense drug candidates to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the manufacture of neutral charged DNA-liposome complexes.

Our pipeline for development of antisense therapeutics is set forth in the table below:

Figure 1. Bio-Path Pipeline for Development of Therapeutics

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

Our basic drug development concept is to block the expression of proteins that cause disease. RNA is essential in the process of creating proteins. We intend to develop drugs and drug delivery systems that work by delivering short strands of DNA material (antisense DNA) that are inserted into a cell to block the production of proteins associated with disease (Figure 2).

Figure 2.

Antisense DNA therapeutics is the field of designing short DNA sequences that are complementary to an RNA for a protein of interest with the intention of inhibiting the production of the targeted protein. The DNA will find the matching RNA and form a complex. The complexed RNA will not have access to the protein-making machinery, which prevents the cell from translating it into a protein. Thus, protein production is turned off and levels of the targeted protein are reduced in the cell. This gene-specific process of controlling protein expression has led to great interest in using antisense DNA to shut off the production of proteins involved in disease. Antisense therapeutics have been in development for over 20 years; however, there have been many challenges to antisense therapeutics that have prevented or reduced the successful distribution and transfer of DNA into cells. Of all delivery methods in use today, we believe only DNAbilize™ has the potential to overcome the most common challenges associated with antisense therapeutics.

Challenges associated with antisense therapeutics generally fall into two categories: (i) maintaining the stability of the DNA inside of the body as it is transported to the target cell and (ii) achieving efficient delivery and transfer of the DNA into the cell. DNA stability in the blood and lymphatic system is a challenge because of the abundance of enzymes present in human body fluids. Enzymes called nucleases will digest DNA into nonfunctional fragments making them too small to hybridize effectively to the correct RNA and block the protein machinery.

Efforts to overcome the stability challenges led to the development of DNA structural backbone chemistries that block nuclease digestion so that DNA can remain in circulation long enough to reach the target cell. The most popular modification employed is called phosphorothioate in which an oxygen atom in the DNA is replaced with a sulfur atom. This switch alters the DNA’s structure so that enzymes can no longer break down the DNA. However, DNA that contains sulfur has two major drawbacks. First, it has been shown to cause liver toxicity because, as pure DNA that contains sulfur is circulated through the body, it is rapidly cleared by and accumulates in the liver. Second, sulfur also induces significant toxicity in the form of life threatening bleeding and clotting complications.

While the development and use of phosphorothioate was a step forward in allowing for progress of in vivo studies, the amount of antisense drug product that can be delivered is severely limited. Consequently, doses at the level needed for true therapeutic success are not possible. Accordingly, stabilizing the DNA backbone through the use of phosphorothioate has prevented the successful use of antisense therapeutics to treat patients at a therapeutic level without causing significant amounts of toxicity. Alternative approaches have since been developed that reduce the number of sulfur groups in the antisense molecule; however, these methods still contain sulfur, and toxicity will always remain a concern. The P-ethoxy modification used in our DNAbilize™ technology is completely sulfur free.

The second category of challenges to the development of successful antisense therapeutics is achieving efficient delivery and transfer of a DNA molecule across a lipid based cell membrane. Cell membranes have a negative charge on the surface. DNA is also negatively charged. When the pure DNA is delivered to the cell surface, the similar charges repel each other, and uptake of the DNA into the cell is very inefficient. Accordingly, the DNA containing antisense drug products will not be delivered in an amount that will have a therapeutic effect.

Efforts to overcome the efficient delivery and transfer challenges led to the exploration of lipid-based carriers for transfer of DNA containing antisense drug products through the lipid bilayer to mimic the lipid cell membrane. Encapsulating the DNA inside a neutral charged lipid bilayer facilitates the delivery and transfer of DNA into the cell to be fluid and gentle. Research initially focused on cationic lipids because they have an overall positive charge, which would be attracted to the negative charge of the cell membrane. It was thought that this would enhance uptake and delivery of DNA.

Research did, in fact, confirm that cationic liposomes are capable of transferring DNA inside of cells at a higher efficiency than with no delivery liposomes; however, it was found that cationic lipids have major drawbacks in therapeutics. These include absorption of serum proteins while the complexes are circulating in the blood. Absorption of charged serum proteins leads to lipid reorganization, aggregation or disassociation, resulting in poor efficiency of transfer of DNA into cells and non-specific toxicity to cell membranes. DNAbilize™ overcomes this challenge as well by encapsulating the DNA in a neutral lipid-based liposome, which is a lipid membrane without surface charge. The lipid particles can circulate through the blood without interacting with serum proteins, reaching target cells to transfer intact DNA without toxic effects.

We believe the DNAbilize™ technology is a first in class approach that overcomes the challenges associated with both DNA stabilization and lipid-based delivery. We believe that the combination of the protected DNA using P-ethoxy to modify the DNA structure with the neutral lipid membrane is the ideal approach for antisense DNA therapeutics. While many companies have focused research on either the DNA stabilization problem or the lipid delivery problem, we are not aware of any company that has developed improvements in both areas. DNAbilize™ is truly a stand-alone platform because, based on our current research, it allows for high doses of drug products to be delivered throughout the entire body while minimizing toxicity. This allows our research and development efforts to focus on drug targets rather than on indications because the DNAbilize™ system should not be limited in what types of indications it can treat. As such, we believe that DNAbilize™ represents the first ever antisense therapeutic approach that can successfully treat hematological and systemic diseases of the blood and lymph.

Because of our unique ability to address unmet needs in hematological malignancies, our lead drug candidates focus in this area. Our lead drug candidate, BP1001, targets the protein Grb2, a bridging protein between activated and mutated cellular kinases and the proteins involved in cell proliferation, and in particular, Ras protein. When mutations occur that activate these kinases, the cell proliferates uncontrollably, via Grb2, and this results in disease. Inhibition of Grb2 interrupts this pathway and shuts off growth signals.

BP1001 is preparing to enter the efficacy portion of the Phase II clinical trial for AML in combination with frontline therapy low dose Ara C (LDAC) in elderly and induction therapy ineligible patients. We have completed the safety segment of Phase II clinical trials (the safety segment of Phase II clinical trials is also referred to as Phase Ib) demonstrating anti-leukemic benefit and no adverse events in two cohorts at two dose levels each with three evaluable patients. Patients in Cohort 7 received a 60 mg/m2 dose of BP1001 and patients in Cohort 8 received a 90 mg/m2 dose of BP1001, each in combination with LDAC. Two of three patients in Cohort 7 achieved complete remission, despite having failed at least six other therapies prior to entering the trial, and two of three patients in Cohort 8 achieved partial remission. One patient in Cohort 8 continues to receive additional treatments. We plan to open the efficacy portion of the Phase II trial of BP1001 in the second quarter of 2016. In addition, a Phase Ib clinical trial for blast and accelerated phase CML patients is expected to begin in the second quarter of 2016 in combination with frontline therapy Dasatinib.

Our second drug candidate, BP1002, targets the protein Bcl2. Bcl2 is an anti-apoptotic member of the Bcl2 family of proteins that regulate cell death. Amplified expression of Bcl2 protein is associated with numerous cancers due to the defining genetic hallmark of the disease, chromosomal translocation t(14;18). The t(14;18) moves the Bcl2 gene from chromosome 18 into the heavy chain immunoglobin locus on chromosome 14, resulting in uncontrolled high level expression of Bcl2 protein. Overexpression of Bcl2 results in uncontrolled cell growth in affected cells. The IND for BP1002 is being finalized and a Phase I clinical trial for lymphoma is expected to begin in 2016.

Strategy

Our strategy is to develop our lead candidates BP1001 and BP1002 for multiple indications where the pathways involving Grb2 or Bcl2, respectively, are utilized to promote cancer growth and proliferation. Using DNAbilize™ technology, we plan to develop therapeutics to a wide range of diseases and disorders independently and in partnership with others. The key elements of our strategy include:

(1)	Develop BP1001 for treatment of AML and CML in combination with frontline therapies. The Phase I clinical trial demonstrated an excellent safety profile of BP1001 in patients with relapsed or refractory AML, CML and Myelodysplastic Syndrome (MDS). Moving forward with AML, the area of highest need, we announced on March 3, 2016 that we completed the Phase Ib trial for combination therapy of BP1001 with the frontline therapy LDAC. We anticipate enrolling patients for the Phase II efficacy portion of the trial in the second quarter of 2016. These patients are expected to be de novo elderly patients ineligible for induction therapy. The Phase Ib clinical trial for blast and accelerated phase CML patients with BP1001 in combination with Dasanitib is expected to begin enrollment in the second quarter of 2016.

(2)	Develop BP1001 for treatment of solid tumors. Preclinical studies are underway to assess the efficacy of BP1001 in solid tumors. Research using a breast cancer model for TNBC and for ovarian cancer are currently in development. Preclinical experiments are being performed in collaboration with leaders in the field of breast and ovarian cancer at MD Anderson. Results from these studies will be used to assess the ability of BP1001 to work as a monotherapy and in combination therapies for solid tumors.

(3)	Develop BP1002 for lymphoma. We are finalizing the IND in preparation to start a Phase I trial in lymphoma that will include multiple types of lymphoma, such as Burkitt’s lymphoma (BL), diffuse large B-cell lymphoma (DLBCL), follicular lymphoma (FL), mucosa-associated lymphoid tissue (MALT), and mantle cell lymphoma (MCL). It is expected that this will be a single-site, open-label, dose-escalating trial involving between 15-30 patients. The Phase I trial is expected to start enrolling patients in 2016.

(4)	Expand DNAbilize™ to evaluate targets beyond cancer. We plan to apply the DNAbilize™ delivery technology template to new protein targets that meet scientific, preclinical and commercial criteria and file new patents on these targets. We expect that these efforts will include collaboration with scientific key opinion leaders in the field of study and include developing drug candidates for diseases other than cancer.

(5)	Establish DNAbilize™ as the antisense drug delivery method of choice by forming partnerships with pharmaceutical and academic clinical research labs. We plan to utilize our business and scientific expertise to identify potential partners and initiate a wide-ranging, proactive licensing program that will include co-development of specific liposomal antisense drug candidates, sub-licensing the delivery template for outside development of one or more liposomal antisense drug candidates or an out-license of a partially developed drug for final development and marketing.

Overview of Drug Candidates and Delivery Technology

The historical perspective of cancer treatments has been the use of drugs that affect the entire body. Advances in the past decade have shifted to treating the tumor tissue itself. One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease causing proteins while having little or no effect on other healthy tissue. Nucleic acid drug products, specifically antisense, are a promising field of targeted therapy. Development of antisense, however, has been limited by the lack of a suitable method to deliver antisense drugs to the diseased cells with high uptake into the cell without causing toxicity. Our currently licensed DNAbilize™ neutral-lipid based liposome technology is designed to overcome these limitations. Studies conducted at MD Anderson have shown a 10-fold to 30-fold increase in tumor cell uptake with this technology compared to other delivery methods. In addition, to date, no adverse effects attributed to the study drug have been observed in our Phase I clinical trial for leukemia.

Antisense DNA therapeutics of the past have not adequately addressed the issues of toxicity and poor distribution and uptake. Without a lipid carrier, the majority of antisense DNA delivered intravenous is deposited in the liver and does not reach therapeutic levels in other organs in the body. Hence, antisense therapeutics have predominantly focused on diseases of the liver for which delivery of drugs is easy. Below is a table of antisense therapeutics we are aware of that are currently in clinical trials.

Table 1. Antisense or Anti-MiR drugs FDA Approved or in Clinical Trials

Lipid delivery approaches using cationic lipids, which enhance the uptake of charged antisense DNA molecules into cells as compared to no lipid, still do not efficiently transfer antisense DNA into cells due to serum protein interactions and subsequent cell toxicity. The antisense field has attempted to work around these issues by either avoiding a delivery method completely, or by utilizing polyethylene glycol (PEG) as a positive charged based carrier of DNA into cells. PEG showed promise in extending the time of circulation of antisense DNA in vivo and avoiding clearance by the liver. However, adverse effects have been demonstrated by PEG carriers, including hypersensitivity, activation of blood clotting, embolism and anaphylaxis. To date, the only known lipid delivery method that has not shown any adverse effects in clinical trials is the neutral lipid method utilized by DNAbilize™.

BP1001

BP1001 is targeted at the protein Grb2. Antisense inhibition of Grb2 interrupts the signals between mutated and activated receptors that connect to a well-known cancer associated switch called Ras protein. Inhibition of Grb2 does not cause cell death and thus does not result in adverse events typically observed with receptor inhibitors or Ras pathway inhibitors. We believe that BP1001 has the potential to be an ideal combination for any number of cancer therapeutics where the Ras pathway is aberrantly activated and patient fitness is a major concern.

We have completed our Phase I clinical trials for BP1001 for indications for AML, CML, MDS and Acute Lymphoblastic Leukemia (ALL). We are currently prioritizing our efforts on AML and CML and have begun the Phase Ib/Phase II clinical trials for these indications. Priorities for additional indications, including MDS or ALL, are expected to be addressed in the future as the results of our Phase II and work in solid tumors progresses.

Indications for Acute Myeloid Leukemia (AML) and Chronic Myelogenous Leukemia (CML)

AML – Background and Common Treatments. AML is the rapid accumulation of immature myeloid cells in the blood, resulting in a drop of the other cell types such as red blood cells and platelets. The expansion of immature monocytes leaves the patient unable to fight infection. If AML is left untreated, it usually results in death within three months. AML incidence increases with age, with more than 50% of the cases in people age 60 or older. AML is the most common acute leukemia in adults, and the National Cancer Institute estimates that approximately 20,000 new cases occur each year (Figure 3). The cure rate is between 5-15% in older adults, and those who cannot receive the standard course of chemotherapy have an average survival rate of five to ten months. The standard induction therapy for AML is Cytarabine with anthracycline, which has not been improved upon for the last 20 years. The last drug approval for AML was in 1990 (Figure 4). Of those patients who are able to receive the standard induction therapy, about 75% will likely relapse. AML is an area of high unmet need for both the relapsed and the de novo elderly population who are typically ineligible for induction therapy.

Figure 3. Basic Statistics for AML

Figure 4. FDA Drug Approvals for AML over the Last 47 Years

Source:http://www.fda.gov/downloads/AdvisoryCommittees/CommitteesMeetingMaterials/Drugs/OncologicDrugsAdvisoryCommittee/UCM292659.pdf

CML – Background and Common Treatments. CML is characterized by expansion in the blood and bone marrow of mature myeloid cells and their precursors. It can show no symptoms and is often detected during a routine blood test. If left untreated, after several years it will progress to an accelerated phase and eventually blast crisis where it becomes an acute leukemia. With the introduction of drugs such as Gleevec, the life expectancy of patients treated in the chronic phase has been significantly improved, and only 1-1.5% of patients ever go into blast crisis. However, for those patients who do progress into blast crisis, there are currently few treatment options. Myeloid cells in blast crisis have accumulated genetic abnormalities that resist traditional treatment methods that kill leukemic cells. Patients in blast crisis have an average survival rate of seven to eleven months. New treatments for this critical population are necessary.

Figure 5. Basic Statistics for CML

BP1001 Development and Treatment for AML and CML. Our lead liposome delivered antisense drug candidate, BP1001, has been clinically tested in patients having AML, CML, MDS and ALL in a Phase I trial. During the Phase I trial, 80% of the evaluable patients had refractory or relapsed AML, having failed at least 6 prior therapies. In our study, 83% of patients showed decreased circulating blasts and anti-leukemic activity and eight patients stabilized for extended treatments.

Phase I Clinical Trials

The Phase I clinical trial was a dose-escalating study to determine the safety and tolerance of escalating doses of BP1001. The study determined an optimal biologically active dose for further development. The pharmacokinetics of BP1001 in patients from the study are being evaluated. In addition, patient blood samples from the trial were tested using a new assay developed by us to measure down-regulation of the target protein, the critical scientific data that demonstrated the delivery technology does in fact successfully deliver the antisense drug substance to the cell and across the cell membrane into the interior of the cell where expression of the target protein is blocked. The clinical trial was conducted at MD Anderson.

The original IND granted by the U.S. Food and Drug Administration (FDA) in March 2010 allowed us to proceed with a Phase I clinical trial having five cohorts culminating in a maximum dose of 50 mg/m2. However, in November 2012, we announced that since there had been no evidence of significant toxicity from treatment of patients with BP1001, we requested the FDA to allow higher dosing in patients. The principal investigator for the clinical trial, in consultation with our management team, advised us that with the absence of any real toxicity barriers, we should continue to evaluate higher doses of BP1001. The absence of significant toxicity provided a significant opportunity for us to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol was submitted allowing higher dosing. We announced in October 2014 that we completed Cohort 6, successfully treating three patients at a dose 90 mg/m2. There has been no evidence of significant toxicity from treatment of patients with BP1001 in our Phase I clinical trial.

An important outcome for the Phase I clinical trial is the ability to assess for the first time the performance of our delivery technology platform in human patients. We have developed two new assays to be able to provide scientific proof of concept of the delivery technology. The first involves a novel detection method for the drug substance in blood samples that will be used to assess the pharmacokinetics of the drug. The second involves a method to measure down-regulation of the target protein in a patient blood sample that was achieved. The latter measurement will provide critical proof that DNAbilize™ neutral liposome delivery technology delivered the drug substance to the cell and was able to transport it across the cell membrane into the interior to block cellular production of the Grb2 protein.

In this regard, in August 2013 we announced that our DNAbilize™ liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with our drug candidate BP1001 inhibits the Grb2 disease-causing target protein in patients with blood cancers (Figure 8). Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for BP1001 to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease that has a disease-causing protein as a chronic disorder. This accomplishment is a potentially significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and deliver the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principle for DNAbilize™ may lead to licensing and business development opportunities, supporting our business model.

The principal investigator for the Phase I clinical trial is a leading expert in the treatment of CML, AML, MDS and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the principal investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the American Society of Hematology (ASH) annual meeting in December 2011. Results that demonstrated potential anti-leukemia benefits in treated patients were included in the presentation. Subsequently, in fall 2013 the principal investigator prepared an abstract of updated information on the results of the clinical trial through Cohort 5, which was accepted for presentation at the ASH annual meeting in December 2013. Highlights (which have been updated to include patients from Cohort 6) of the presentation prepared by the principal investigator for the meeting included:

Data from the Phase I Clinical Trial

•	Among 20 evaluable patients, 15 demonstrated anti-leukemia activity with reduction in peripheral or bone marrow blasts from baseline.
•	Five patients demonstrated transient improvement and/or stable disease, three of whom received a total of five cycles each.
•	Two patients, in addition to achieving market blast percentage declines, also experienced transient improvements in leukemia cutis lesions.

Disease Stabilization in MDS and AML

•	Two patients with MDS, a 53-year-old male and a 72-year-old female, both achieved disease stabilization and continued therapy for five cycles before disease progression.
•	A 54-year-old HIV positive male with AML achieved stable disease and marked reduction in peripheral blasts, continuing therapy for five cycles before disease progression (Figure 6).

Figure 6. AML Patient with HIV Demonstrated Reduction of
Peripheral Blasts and Sustained Improvement Over 5 Cycles of Treatment

Experience in CML-Blast Phase

•	Patient with myeloid blast crisis of CML.
•	Prior therapies consisted of: imatinib, dastinib, nilotinib, DCC-2036, Cytarabine + Fludarabine + Dasatinib + Gemtuzumab, PHA-739358, Clofarabine + Dasatinib.
•	Upon start of BP1001, patient showed a significant reduction in blasts from 81 percent to 5 percent, but due to leptomeningeal disease progression discontinued therapy before full cycle (Figure 7).

Figure 7. BP1001 Monotherapy Reversed Blast Phase Crisis
in a Patient in the Phase I Clinical Trial for BP1001

Inhibition of Target Grb2 Protein

•	Grb2 levels were compared to baseline prior to treatment.
•	By end of treatment, BP1001 decreased Grb2 in 11 out of 13 samples (85%) tested (average reduction 50%).

Figure 8. Grb2 Protein and Downstream pERK are
Downregulated in BP1001 Treated Patient’s Cells

NS1 = no sample collected

2Fewer cells used in analysis because sample had less cells

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

In April 2015, we received orphan drug designation by the FDA for BP1001 in AML. Orphan drug status provides Bio-Path with seven years of exclusivity after receiving formal marketing approval, as well as additional development incentives. The FDA grants this designation to certain drugs that target diseases affecting fewer than 200,000 people in the United States.

Phase II Clinical Trials

On February 9, 2015, we announced that we began enrollment into the combination therapy Phase Ib clinical trial for BP1001 in patients with AML. The combination therapy Phase Ib clinical trial consisted of two dosing cohorts of BP1001 (60 mg/m2 and 90 mg/m2) to test the safety profile of treating AML patients with BP1001 in combination with LDAC. Patients ineligible for intensive induction therapy are currently treated only with LDAC. We recently announced the completion of the Phase Ib trial. Results from the Phase Ib clinical trial demonstrated it is safe to add BP1001, which appears to yield better response rates in this AML patient population. Following the safety portion, the trial is expected to be opened in multiple centers to test 54 patients with the combination. An interim analysis is expected to be performed after 19 patients have been treated with the combination therapy.

On October 9, 2015, we announced the completion of Cohort 7, the first dosing cohort of the Phase Ib clinical trial, consisting of a 60 mg/m2 dose of BP1001 in combination with LDAC. Two of three evaluable patients, patients 35 and 38, achieved complete remission (Figure 9). On March 3, 2016, we announced the completion of Cohort 8, the second dosing cohort of the Phase Ib clinical trial, consisting of a 90 mg/m2 dose of BP1001 in combination with LDAC. Two of three evaluable patients achieved partial remission. One patient continues to receive additional treatments.

Figure 9. Two Patients in Cohort 7 receiving
combination BP1001 + LDAC Achieve Complete Remission

A summary of the clinical trial results for the Phase I monotherapy for indications of AML, CML, MDS and ALL, and Phase Ib combination therapy for BP1001 for indications of AML is shown in Table 2 below. The first six cohorts, patients 001 to 034, were treated in the Phase I clinical trial using BP1001 as a monotherapy. The seventh cohort, patients 035, 037 and 038, were treated in our Phase Ib clinical trial evaluating the combination therapy of 60 mg/m2 BP1001.

Table 2. Summary Cohorts 1-7 BP1001 Clinical Trial Phase I and IB

Development of new therapeutics for AML and CML in blast crisis can meet currently unmet needs for patients who have very few treatment options due to age, fitness or treatment-resistance of advanced genetically unstable cells. Elderly patients unfit to receive a stem cell transplant or induction therapy face a likelihood of relapse to a more resistant leukemia for which current drug products are not effective. BP1001 and DNAbilize™ technology offer new hope for achieving remission for fragile populations. We believe that the combination of BP1001 with frontline chemotherapy can provide a way to treat cancer without added toxicity so that the patient can remain under treatment long enough to reach complete remission.

Indications for Triple Negative Breast Cancer (TNBC) and Inflammatory Breast Cancer (IBC)

TNBC and IBC – Background and Common Treatments. Approximately 15 to 20 percent of breast cancers fall into the category of triple-negative. TNBC tumors do not express estrogen receptors, progesterone receptors, and low human epidermal growth factor receptor 2 (HER2). These negative results mean that the growth of the cancer is not supported by the hormones estrogen and progesterone, or by the presence of HER2 receptors. Therefore, TNBC does not respond to hormonal therapy or therapies that target HER2 receptors. In addition, TNBC tumors are very aggressive. IBC often presents as TNBC and is a rare and very aggressive disease in which cancer cells block lymph vessels in the skin of the breast. This type of breast cancer is called “inflammatory” because the breast often looks swollen and red, or “inflamed.” IBC accounts for 2 to 5% of all breast cancers. IBC tumors are very aggressive and are frequently hormone receptor negative, which means hormone therapies may not be effective. The five year survival rate for IBC is approximately 40% versus approximately 87% for all breast cancers combined, making IBC a priority area for development of new treatments. The current treatment regimen includes radiation, chemotherapy and surgery. A lack of targeted treatments for these types of breast cancer has led to development of new therapeutics currently in clinical trials. Because of the aggressiveness of these cancers, a systemic treatment is needed. BP1001 represents a systemic treatment that targets an important pathway for TNBC and IBC cell growth and has potential to be integral for the treatment of these diseases.

BP1001 Development and Treatment for TNBC and IBC. In July 2013, we announced that we were initiating preclinical testing of BP1001 for TNBC and IBC. Our plan is to develop BP1001 as a targeted therapy against TNBC and IBC. Our treatment goals are two-pronged: the first is to develop BP1001 as a tumor reduction agent in combination with other approved drugs in preoperative settings for TNBC and IBC patients, and the second is to develop BP1001 as a drug to treat and control or eliminate cancer metastasis in TNBC and IBC patients. Both of these treatment goals address high need situations for patients. Once the preclinical studies are completed, we believe that the observations that we learned from the original Phase I trial will help us increase of the speed of progress for such Phase I trial in TNBC and IBC, as the toxicity profile of BP1001 is currently well-established.

Indications for Other Solid Tumors (e.g., Lymphoma, Colon, Thyroid, and Head and Neck Cancers)

Cancers of colon, thyroid, head and neck, and lymphoma are solid tumors which utilize the same signaling pathway as TNBC and IBC, which involve the Grb2 protein. It has been proposed that BP1001 may have clinical efficacy in these indications due to the overlapping similarity of the mechanisms of their growth and proliferation. As our program for BP1001 continues to develop, it is anticipated that these indications will be assessed in preclinical research.

BP1002

BP1002, also known by its scientific name as Liposomal Bcl2, is our second liposome delivered antisense drug candidate. BP1002 is intended to target the lymphoma and certain solid tumor markets. Clinical targets for BP1002 include lymphoma, breast cancer, colon cancer, prostate cancer and leukemia. We believe that BP1002 has the potential to treat 40%-60% of solid tumors.

Bcl2 is a protein that is involved in regulating apoptosis, or programmed cell death. Apoptosis is a physiologic mechanism of cell turnover by which cells actively commit suicide in response to aberrant external signals. Over-expression of Bcl2 prevents the induction of apoptosis in response to cellular insults such as treatment with chemotherapeutic agents. Bcl2 is over-expressed in more than 90% of follicular B-cell non-Hodgkin’s lymphoma due to a chromosomal rearrangement and is the key factor in the initiation of this malignancy. Bcl2 is also overexpressed in a wide variety of solid tumors (it is estimated to be over-expressed in 40% of cancers). For example, Bcl2 over-expression has been associated with the progression of prostate cancer from hormone dependence to hormone independence and may contribute to the relative drug resistant phenotype typically observed in hormone independent prostate cancer.

Non-Hodgkin’s Lymphomas – Background and Common Treatments. There are 56,000 new cases of non-Hodgkin’s lymphoma (NHL) per year, with approximately 30% being follicular lymphoma (FL) and approximately 60% being the more aggressive diffuse large B cell lymphoma (DLBCL) type. A consensus on front-line treatment for FL has not been established as many factors are taken into account in the treatment approach (e.g., age, stage of disease, cell surface markers). Rituximab is a treatment of choice for the majority of lymphomas and is typically used in combination with other chemotherapy agents or as a maintenance treatment. Table 3 describes the current treatment options for follicular lymphoma.

Table 3 Summary of Studies Evaluating Frontline Chemotherapies in Follicular Lymphoma

BR = bendamustine, rituximab, CHOP = cyclophosphamide, doxorubicin, vincristine, prednisone, CVP = cyclophosphamide, vincristine, prednisone, FMD = fludarabine, mitoxantrone, dexamethasone, PFS = progression-free survival, R-CHOP = rituximab-cyclophosphamide, doxorubicin, vincristine, prednisone, R-CVP = rituximab-cyclophosphamide, vincristine, prednisone, TTP = time to disease progression.

Source:https://www.moffitt.org/File%20Library/Main%20Nav/Research%20and%20Clinical%20Trials/Cancer%20Control%20Journal/v19n3/187.pdf

BP1002 – Development and Treatment for FL, DLBCL, MALT, MCL AND BL. On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for FL. We intend to file a new IND to begin clinical testing of BP1002 in patients with multiple types of lymphoma in 2016. We anticipate that the Phase I trial will be open to refractory and relapsed patients with FL and other sub-types of NHL, including DLBCL, MALT, MCL and BL (Figure 10).

Figure 10. Non-Hodgkin’s Lymphoma Types and Prevalence

BL = Burkitt’s lymphoma; CLL = chronic lymphocytic leukemia; DLBCL = diffuse large B-cell lymphoma; FL = follicular lymphoma; MALT = mucosa-associated lymphoid tissue; MCL = mantle cell lymphoma; NK = natural killer; SLL = small lymphocytic lymphoma.

Source: http://www.medscape.org/viewarticle/725127

Treatments of varying efficacy exist for FL and DLBCL; however, due to the wide variety of subtypes of this disease, a frontline approach is lacking. Bcl2 is over-expressed in 85% of patients due to a translocation between chromosomes 18 and 14, a hallmark of the disease. Therapies that directly and specifically block or inhibit protein synthesis of Bcl2 could be transformative in this indication. Toxicity in competing therapeutics using small molecule inhibitors of Bcl2 occurs due to non-specificity of the inhibitors. Bcl2 is part of a large family of proteins and small molecule inhibitors developed against it typically bind to more than one member of the family. This leads to unexpected off-target adverse effects. A previous attempt at a Bcl2 antisense by Genta Inc. failed to show an improvement in remission or overall survival rates. This antisense was a phosphorothioate DNA with dose-limiting toxicity and it also did not have a lipid delivery mechanism to aid in prevention of clearance by the liver, reducing the levels of antisense reaching diseased cells. We believe that BP1002 overcomes the failures of previous attempts at inhibiting Bcl2 by specifically interrupting the protein expression of one protein and not a family of necessary proteins and does so without inherent toxicity. With BP1002, more drug substance can reach the circulating lymphocytes so that the cancer cells can be treated with a therapeutically relevant dose. We believe BP1002 provides a new tool for cancer treatment for not just lymphomas, but also many cancers for which Bcl2 expression is driving cell proliferation. The introduction of a new, non-toxic, and specific Bcl2 inhibitor could be a major advance in cancer therapeutics.

DNAbilize™

DNAbilize™ technology is available for out-licensing. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new liposomal antisense drug candidates. A new product identification template was recently approved that defines a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. A significant amount of capital is expected to be allocated to in-license promising protein targets that can be developed as new liposomal antisense drug candidates. As we expand, we will look at indications where a systemic delivery is needed and antisense can be used to slow, reverse, or cure a disease, either alone or in combination with another drug.

We are interested in pursuing a wide-ranging, proactive licensing program to include co-development of specific liposomal antisense drug candidates, sub-licensing our delivery template for outside development of liposomal antisense drug candidates or out-licensing a partially-developed drug candidate for final development and marketing.

Research and Development

Our research and development is currently conducted through agreements we have with MD Anderson. We have added a new research and development relationship for preclinical testing and anticipate that new research and development relationships will be added in the future for clinical trials that require multiple sites for patient testing. Research and development expenses incurred for the years ended December 31, 2015, 2014 and 2013 were $3.0 million, $1.6 million and $1.5 million, respectively. Research and development - related party expenses incurred for the years ended December 31, 2014 and 2013 were $0.2 million and $0.1 million, respectively. Research and development - related party expense has been consolidated with research and development expense on our financial statements in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. Accordingly, we have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with third-party manufacturers for the manufacture of our drug requirements, including agreements for the manufacture of BP1001 for use in our Phase II clinical trial, a development agreement for BP1002 and an agreement for the manufacture of BP1002 for use in our planned Phase I clinical trial. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, as discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K under the heading “Risks Related to Manufacturing Our Drug Candidates.” If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of such approved drug candidates. However, we may in the future elect to manufacture certain of our drug candidates in our own manufacturing facilities. If we do so, we will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

Sales and Marketing

We currently do not have any commercial drug products, and we do not currently have an organization for the sales and marketing of pharmaceutical products. In order to successfully commercialize any drug candidates that may be approved in the future by the FDA or comparable foreign regulatory authorities, we must build our sales and marketing capabilities or make arrangements with third parties to perform these services. For certain drug candidates in selected indications where we believe that an approved product could be commercialized by a specialty sales force that calls on a limited but focused group of physicians, we may commercialize these products ourselves. However, in therapeutic indications that require a large sales force selling to a large and diverse prescribing population, we may enter into arrangements with other companies for commercialization. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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

As previously noted, we have entered into the License Agreement with MD Anderson, which relates to the delivery technology platform for antisense nucleic acids, including two single nucleic acid (antisense) drug products, BP1001 and BP1002. In addition, we may enter into out-license and in-license agreements in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Under the License Agreement, we license rights to certain patents that are necessary or useful for our business. Some of these material patents are set to expire as early as 2017.

We plan to expand our intellectual property portfolio by filing patent applications that are applicable to our technology and business strategy. Our patent portfolio currently includes two pending patent applications in the United States that cover the manufacturing method, formulation and antisense composition for new targets in preclinical development. There can be no assurances that patents related to these applications or applications we may file in the future will be issued or that any issued patents will provide meaningful protection for our drug candidates, which could materially adversely affect our competitive business position, business prospects and financial condition.

In the United States, individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance. Generally, patents issued in the United States are effective for 20 years from the earliest non-provisional filing date. In addition, a patent term can sometimes be extended to recapture a portion of the term effectively lost during the FDA’s regulatory review period; however, the restoration period cannot be longer than five years, and the total patent term cannot exceed 14 years following FDA approval.

Employees

We currently employ 11 full-time employees. We also have contractual relationships with additional professionals who perform certain medical officer, regulatory and drug development duties. We believe relations with such professionals and employees are good.

Competition

We are engaged in segments of the pharmaceutical and biotechnology industry that are highly competitive and characterized by rapid and significant technological change. Many large pharmaceutical and biotechnology companies, academic and research institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target AML, CML, breast cancer and other cancer generally. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than our drug candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our drug candidates.

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

Our business model is primarily focused on the preclinical to Phase IIa interval. This greatly reduces the time frame for us from in-license of a new, preclinical stage drug candidate to be developed to out-licensing to a pharmaceutical partner.

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

BP1001 previously received orphan drug designations for the treatment of CML in the United States. Orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the United States at the time of application for orphan designation. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan designation qualifies the sponsor of the product for a tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, the approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. There is no guarantee that any of our other drug candidates will receive orphan drug designation or that, even if such drug candidate is granted such status, the drug candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

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

Company History and Available Information

We were originally incorporated in May 2000 as a Utah corporation under the name Ogden Golf Co. Corporation, but terminated our retail golf store operations in December 2006. In February 2008, we completed a reverse merger with Bio-Path Subsidiary. The name of Ogden Golf Co. Corporation was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path Subsidiary became the directors and officers of Bio-Path Holdings, Inc. On March 10, 2014, our common stock ceased trading on the OTCQX and commenced trading on the NASDAQ Capital Market under the ticker symbol “BPTH.” Effective December 31, 2014, we changed our state of incorporation from Utah to Delaware through a statutory conversion pursuant to the Utah Revised Business Corporation Act and the Delaware General Corporation Law. Our principal executive offices are located at 4710 Bellaire Boulevard, Suite 210, Bellaire, Texas 77401, and our telephone number is (832) 742-1357.

Our Internet address is www.biopathholdings.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC. We also make available on our website our Corporate Governance Guidelines; the charters for our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee; our Employee Code of Business Conduct and Ethics, which applies to all of our employees, including our executive officers; and our Code of Business Conduct and Ethics for Members of the Board of Directors. All such information is also available in print and free of charge to any of our stockholders who request it. In addition, we intend to disclose on our website any amendments to, or waivers from, our codes of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We are a clinical stage biotechnology company with no revenue. We have incurred significant operating losses since our inception, and we expect to incur losses for the foreseeable future and may never achieve profitability.

We have incurred significant operating losses since our inception. As of December 31, 2015, we had accumulated net losses of $25.4 million. To date, we have not generated any revenue from the sale of our drug candidates and we do not expect to generate any revenue for the foreseeable future. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts.

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

We believe that our available cash at December 31, 2015 will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months. However, our future capital requirements may change and will depend on numerous factors, including:

•	the rate of progress, results and costs of completion of ongoing clinical trials of our drug candidates;

•	the rate of progress, results and costs of completion of the ongoing preclinical trials of BP1001 for indications TNBC and IBC;

•	the size, scope, rate of progress, results and costs of completion of any potential future clinical trials and preclinical trials of our drug candidates that we may initiate;

•	the costs to obtain adequate supply of the compounds necessary for our drug candidates;

•	the costs of obtaining regulatory approval of our drug candidates;

•	the scope, prioritization and number of drug development programs we pursue;

•	the costs for preparing, filing, prosecuting, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or in-license other products and technologies and the costs to develop those products and technologies;

•	the costs of future commercializing activities, including product sales, marketing, manufacturing and distribution, of any of our drug candidates or other products for which marketing approval has been obtained;

•	our ability to establish strategic collaborations and licensing or other arrangements on terms favorable to us; and

•	competing technological and market developments.

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

On February 9, 2015, we announced that we began enrollment into the combination therapy Phase Ib clinical trial for BP1001 in patients with AML. The combination therapy Phase Ib clinical trial consisted of two dosing cohorts of BP1001 (60 mg/m2 and 90 mg/m2) to test the safety profile of treating AML patients with BP1001 in combination with LDAC. Patients ineligible for intensive induction therapy are currently treated only with LDAC. We recently announced the completion of the Phase Ib trial. Results from the Phase Ib clinical trial demonstrated it is safe to add BP1001, which appears to yield better response rates in this AML patient population. Following the safety portion, the trial is expected to be opened in multiple centers to test 54 patients with the combination. An interim analysis is expected to be performed after 19 patients have been treated with the combination therapy. On October 9, 2015, we announced the completion of Cohort 7, the first dosing cohort of the Phase Ib clinical trial, and on March 3, 2016, we announced the completion of Cohort 8, the second dosing cohort of the Phase Ib clinical trial. In addition, (i) we are currently conducting preclinical studies on BP1001 for TNBC and IBC and (ii) we plan to initiate two other Phase II clinical trials for BP1001 in CML, among other things. We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to move on to further efficacy segments of the Phase II or Phase III clinical trials or commence and complete any other clinical trials for any of our drug candidates. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical trials or clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage trials. The failure of clinical trials to demonstrate safety and efficacy of one or more of our drug candidates will have a material adverse effect on our business and financial condition.

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

Many of these factors that may lead to a delay, suspension or termination of clinical trials of our drug candidates may also ultimately lead to denial of regulatory approval of our drug candidates. If we experience delays in the completion of, or termination of, clinical trials of any drug candidates in the future, our business, financial condition and the commercial prospects for our drug candidates could be materially adversely affected, and our ability to generate product revenues will be delayed.

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

We rely on independent contractors, including clinical research organizations, in certain areas that are particularly relevant to our research and drug development plans, such as for data management for the conduct of clinical trials. The competition for these relationships is intense, and we may not be able to maintain our relationships with them on acceptable terms. Independent contractors generally may terminate their engagements at any time, subject to notice. As a result, we can control their activities only within certain limits, and they will devote only a certain amount of their time conducting research on and trials of our drug candidates and assisting in developing them. If they do not successfully carry out their duties under their agreements with us, fail to inform us if these trials fail to comply with clinical trial protocols or fail to meet expected deadlines, our clinical trials may need to be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or excessive expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by our independent contractors or other outside parties, our drug candidate development costs will increase and we may not be able to attain regulatory approval for or successfully commercialize our drug candidates.

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

BP1001 has received orphan drug designations for the treatment of CML in the United States. Orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the United States at the time of application for orphan designation. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan designation qualifies the sponsor of the product for a tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, the approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. There is no guarantee that any of our other drug candidates will receive orphan drug designation or that, even if such drug candidate is granted such status, the drug candidate’s clinical development and regulatory approval process will not be delayed or will be successful.

Risks Related to Manufacturing Our Drug Candidates

We rely on third parties for manufacturing of our clinical drug supplies; our dependence on these manufacturers may impair the development of our drug candidates.

We have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with our third-party manufacturer for the manufacture of our drug requirements, including an agreement for the manufacture of BP1001 for use in our Phase II clinical trial, a development agreement for BP1002 and an agreement for the manufacture of BP1002 for use in our planned Phase I clinical trial. To date, we have made steady progress with our current third-party manufacturers, overcoming challenges associated with scaling up manufacturing to develop their capabilities to supply us with our necessary quantities of drug supplies for our clinical trials. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, including:

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

We have an exclusive license with MD Anderson to several issued patents and other certain technology rights. We have also filed two pending patent applications in the United States that cover the manufacturing method, formulation and antisense composition for new targets in preclinical development. Our success depends in large part on our ability to obtain and maintain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

Under the License Agreement, we license rights to certain patents that are necessary or useful for our business. Some of these material patents are set to expire as early as 2017. We have filed two pending patent applications in the United States and are actively reviewing and preparing additional patent applications to expand our patent portfolio, but there can be no assurances that patents related to these applications or any applications we may file in the future will be issued or that any issued patents will provide meaningful protection for our drug candidates, which could materially adversely affect our competitive business position, business prospects and financial condition.

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

The trading price of our common stock has been highly volatile. On March 10, 2014, our common stock ceased trading on the OTCQX and commenced trading on the NASDAQ Capital Market, and there is a limited history on which to gauge the volatility of our stock price on the NASDAQ Capital Market. Since January 1, 2014 through March 1, 2016, our stock price has fluctuated from a low of $0.99 to a high of $5.25. The market price for our common stock will be affected by a number of factors, including:

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

Our certificate of incorporation grants our Board of Directors the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. Our preferred stock may be designated into series pursuant to authority granted by our certificate of incorporation, and on approval from our Board of Directors (the “Board”). The Board, without any action by our stockholders, may designate and issue shares in such classes or series as the Board deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 3,002 square feet of office space for general and administrative purposes in Bellaire, Texas, which is part of the Houston metropolitan area, under a lease agreement that expires in 2019. We do not own or lease any other real property that is materially important to our business. We believe that our current facility is adequate for our current needs and that additional space will be available when and as needed.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal Year Ended December 31, 2014

First Fiscal Quarter	$5.25	$2.51
Second Fiscal Quarter	$3.62	$2.26
Third Fiscal Quarter	$3.02	$1.90
Fourth Fiscal Quarter	$3.02	$1.95

Fiscal Year Ended December 31, 2015

First Fiscal Quarter	$2.69	$1.60
Second Fiscal Quarter	$2.03	$0.99
Third Fiscal Quarter	$1.44	$1.00
Fourth Fiscal Quarter	$2.00	$1.11

Holders

As of March 1, 2016, there were 89,762,872 shares of our common stock outstanding and approximately 304 stockholders of record.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The statement of operations data for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2015 and 2014, have been derived from our financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2012 and 2011, and the balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data	2015	2014	2013	2012	2011

Revenues and Other Income:
Interest income	$17,665	$22,632	$4,037	$779	$2,907
Other income	—	—	—	—	—
Total revenues and other income	17,665	22,632	4,037	779	2,907
Expenses:
Research and development	3,020,027	1,630,439	1,518,885	1,132,712	596,802
Research and development – related party	—	196,661	115,705	463,870	544,000
General and administrative	2,464,432	2,715,146	1,634,650	986,097	1,224,813
Other expense	—	335	810	637	636
Total expenses	5,484,459	4,542,581	3,270,050	2,583,316	2,366,251
Net loss	$(5,466,794)	$(4,519,949)	$(3,266,013)	$(2,582,537)	$(2,363,344)

Net loss per share – basic and diluted	$(0.06)	$(0.05)	$(0.05)	$(0.04)	$(0.04)
Basic and diluted weighted average number of common shares outstanding	89,762,872	89,281,622	71,372,672	59,317,779	53,844,195

Balance Sheet Data

Cash, cash equivalents	$8,854,507	$13,858,798	$3,551,832	$534,046	$952,252
Other current assets	738,492	255,161	115,481	237,575	201,439
Total assets	10,755,256	15,477,978	5,078,831	2,343,764	3,231,105
Total liabilities	937,410	561,971	294,898	329,244	316,131
Accumulated deficit	(25,384,039)	(19,917,245)	(15,397,296)	(12,131,283)	(9,548,746)
Total stockholders' equity	$9,817,846	$14,916,007	$4,783,933	$2,014,520	$2,914,974

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

Overview

We are a clinical and preclinical stage oncology focused antisense drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize™, is a platform that uses P-ethoxy, which is a DNA backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a neutral charged lipid bilayer. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize™ delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of proteins in blood diseases and solid organs.

Using DNAbilize™ as a platform for drug manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, BP1001, targets the protein Grb2 and is preparing to enter the efficacy portion of Phase II clinical trials for AML and the safety segment of a Phase II clinical trial for blast phase and accelerated phase CML. BP1001 is also in preclinical studies for solid tumors, including TNBC and IBC.

Our second drug candidate, BP1002, targets the protein Bcl2, which is responsible for driving cell proliferation in up to 60% of all cancers. BP1002 is in preparation for an IND application and expected to begin a Phase I clinical trial for lymphoma in 2016.

We currently maintain the License Agreement with MD Anderson, under which we license from MD Anderson the delivery technology platform and BP1001 and BP1002. We are developing antisense drug candidates to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the manufacture of neutral charged DNA-liposome complexes.

As of December 31, 2015, we had an accumulated deficit of $25.4 million. Our net loss was $5.5 million, $4.5 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

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

Results of Operations

Comparisons of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Research and Development Expenses. Our research and development expense, which includes non-cash stock-based compensation expense and amortization expense related to the License Agreement, was $3.0 million for the year ended December 31, 2015, an increase of $1.2 million compared to the year ended December 31, 2014. The increase in research and development expense was primarily due to increased clinical trial expenses, manufacturing development, preclinical studies and personnel costs associated with the addition of our support staff hired in the second half of 2014. These were partially offset by a decrease in drug material used in 2015. Research and development – related party expense has been consolidated with research and development expense on our financial statements in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company.

	Year ended
	December 31,
	2015	2014
Research and development expense	$2,886,102	$1,547,300
Research and development - related party expense	—	196,661
Non-cash stock-based compensation expense	133,925	83,139
Total research and development expense	$3,020,027	$1,827,100

General and Administrative Expenses. Our general and administrative expense was $2.5 million for the year ended December 31, 2015, a decrease of $0.3 million compared to the year ended December 31, 2014. The decrease in general and administrative expense was primarily due to decreased management and administrative personnel costs.

	Year ended
	December 31,
	2015	2014
General and administrative expense	$2,229,724	$2,394,135
Non-cash stock-based compensation expense	234,708	321,011
Total general and administrative expense	$2,464,432	$2,715,146

Net Loss. Our net loss was $5.5 million for the year ended December 31, 2015, an increase of $0.9 million compared the year ended December 31, 2014. Net loss per share, both basic and diluted, was $0.06 per share for the year ended December 31, 2015 compared to $0.05 per share for the year ended December 31, 2014.

Comparisons of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Research and Development Expenses. Our research and development expense, which includes non-cash stock-based compensation expense and amortization expense related to the License Agreement, was $1.6 million for the year ended December 31, 2014, an increase of $0.1 million compared to the year ended December 31, 2013. The increase in research and development expense was primarily due to increased manufacturing development, testing services and clinical trial expense, partially offset by decreased drug material used in the clinical trial and other decreases in expense. Research and development – related party expense was $0.2 million for the year ended December 31, 2014, an increase of $0.1 million compared to the year ended December 31, 2013. The increase in research and development – related party expense was primarily due to increases in clinical trial hospital expense and license patent maintenance fees.

	Year ended
	December 31,
	2014	2013
Research and development expense	$1,547,300	$1,486,006
Research and development - related party expense	196,661	115,705
Non-cash stock-based compensation expense	83,139	32,879
Total research and development expense	$1,827,100	$1,634,590

General and Administrative Expenses. Our general and administrative expense was $2.7 million for the year ended December 31, 2014, an increase of $1.1 million compared to the year ended December 31, 2013. The increase in general and administrative expense was primarily due to increased compensation and healthcare expense for our new organization put in place in 2014, as well as increased legal, audit and professional fees. These were partially offset by decreased stock-based compensation expense.

	Year ended
	December 31,
	2014	2013
General and administrative expense	$2,394,135	$963,049
Non-cash stock-based compensation expense	321,011	671,601
Total general and administrative expense	$2,715,146	$1,634,650

Net Loss. Our net loss was $4.5 million for the year ended December 31, 2014, an increase of $1.3 million compared to the year ended December 31, 2013. Net loss per share, both basic and diluted, was $0.05 per share for both the year ended December 31, 2014 and December 31, 2013.

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

We had a cash balance of $8.9 million at December 31, 2015, a decrease of $5.0 million compared to December 31, 2014. We believe that our available cash at December 31, 2015 will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Comparisons of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Operating Activities. Net cash used in operating activities for the year ended December 31, 2015 was $5.0 million. Net cash used in operating activities for the year ended December 31, 2015 consisted primarily of the net loss for the period of $5.5 million, an increase in prepaid drug product for testing of $0.4 million and an increase in other current assets of $0.1 million. These are partially offset by a net increase in current liabilities of $0.4 million, non-cash stock-based compensation expense of $0.4 million and technology license amortization expense of $0.2 million.

Comparisons of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Operating Activities. Net cash used in operating activities was $3.8 million for the year ended December 31, 2014, an increase of $1.5 million compared to the year ended December 31, 2013. The increase in net cash used in operating activities is primarily due to an increase in cash operating loss of $1.5 million.

Financing Activities. Net cash provided by financing activities was $14.2 million for the year ended December 31, 2014, an increase of $8.9 million compared to the year ended December 31, 2013. The increase in net cash provided by financing activities is primarily due to us selling an aggregate of 5.0 million shares of our common stock and warrants to purchase a total of 2.5 million shares of our common stock to an institutional investor for gross proceeds of approximately $15.0 million.

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

“At the Market” Offering

On June 24, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the Shelf Registration Statement and a related prospectus supplement filed with the SEC on June 25, 2015, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. As of December 31, 2015, we have not offered or sold any shares of common stock under the Sales Agreement.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table sets forth a summary of our commitments as of December 31, 2015:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Lease(1)	$303,000	$82,000	$170,000	$51,000	$—
Technology License Maintenance Agreement	300,000	100,000	200,000	—	—
Total	$603,000	$182,000	$370,000	$51,000	$—

(1) In April 2014, we entered into a lease for a larger office space, which we occupied as of August 2014. The remaining lease payments due under this lease as of December 31, 2015 are approximately $303,000.

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

Related Party — Based on its stock ownership in the Company during 2014 and 2013, MD Anderson met the criteria to be deemed a related party of the Company. Research and development – related party expense has been consolidated with research and development expense on our financial statements in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company. For the years ending December 31, 2014 and 2013, MD Anderson related party research and development expense was approximately $197,000 and $116,000, respectively. MD Anderson related party research and development expense for the year ending December 31, 2014 included license expense of approximately $50,000 for the license annual maintenance fee and approximately $31,000 for license patent expenses not capitalized in the technology license other asset and clinical trial hospital expense of approximately $116,000. As of December 31, 2014, we had approximately $67,000 in accrued research and development related expense for the clinical trial and approximately $100,000 in accrued license payments for past patent expenses and the annual license maintenance fee. See Notes 4 and 5 to the financial statements included elsewhere in this Annual Report on Form 10-K. For the year ended December 31, 2013, we had approximately $116,000 in research and development related party expense, which consisted of clinical trial hospital expense of approximately $52,000 and license expense of approximately $64,000, including license maintenance fees of approximately $50,000 and approximately $14,000 in patent expenses not capitalized in the technology license other asset.

Cash and Cash Equivalents — We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk — Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2015, approximately $8.6 million of our cash balances was not covered by the FDIC. As of December 31, 2014 we had approximately $13.9 million in cash on-hand, of which approximately $13.6 million was not covered by the FDIC.

Furniture, fixtures and equipment — Furniture, fixtures and equipment are stated at cost and depreciated using the straight line method over the estimated useful lives of the assets. Depreciation expense was approximately $41,000, $10,000 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Intangible Assets/Impairment of Long-Lived Assets — As of December 31, 2015, other assets totaled $1.1 million for our technology license, comprised of $2.5 million in value acquiring our technology license and our intellectual property, less accumulated amortization of $1.4 million. The technology value consists of approximately $836,200 in cash paid or accrued to be paid to MD Anderson, plus 3,138,889 shares of common stock granted to MD Anderson valued at approximately $2.35 million less approximately $690,000 for impairment expense taken in December of 2011 and June of 2012. This value is being amortized over a 15 year period from November 7, 2007, the date that the technology license became effective. We account for the impairment and disposition of our long-lived assets in accordance with GAAP. Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable. We estimate that approximately $160,000 will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022. As of December 31, 2014 other assets totaled $1.25 million, comprised of $2.5 million in value acquiring our technology licenses and our intellectual property, less accumulated amortization of $1.25 million.

Research and Development Costs — Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense. For the year 2015, we had $3.0 million of costs classified as research and development expense. Research and development – related party expense has been consolidated with research and development expense on our financial statements in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company. For the year 2014, we had $1.6 million of costs classified as research and development expense and $0.2 million of related party research and development expense. For the year 2013, we had $1.5 million of costs classified as research and development expense and $0.1 million of related party research and development expense.

Stock-Based Compensation — We have accounted for stock-based compensation under the provisions of GAAP. The provisions require us to record an expense associated with the fair value of stock-based compensation. We currently use the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Net Loss Per Share — Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2015, 2014 and 2013, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2015, 2014 and 2013. The calculation of basic and diluted earnings per share for 2015 did not include 5,078,611 shares and 10,000 shares issuable pursuant to the exercise of vested common stock options and vested warrants, respectively, as of December 31, 2015 as the effect would be anti-dilutive. The calculation of basic and diluted earnings per share for 2014 did not include 4,734,861 shares and 10,000 shares issuable pursuant to the exercise of vested common stock options and vested warrants, respectively, as of December 31, 2014 as the effect would be anti-dilutive. The calculation of basic and diluted earnings per share for 2013 did not include 4,848,298 shares and 10,000 shares issuable pursuant to the exercise of vested common stock options and vested warrants, respectively, as of December 31, 2013 as the effect would be anti-dilutive.

Comprehensive Income — Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. At December 31, 2015, 2014 and 2013, we had no reportable differences between net loss and comprehensive loss.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We had cash and cash equivalents of $8.9 million as of December 31, 2015. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the company’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer (who is also our Chief Financial Officer), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Following this review and evaluation, our management determined that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our principal executive officer and our principal financial officer, and effected by our Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2015. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer (who is also our acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2015. Based on this evaluation, management believes that, as of December 31, 2015, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Mantyla McReynolds LLC, an independent registered public accounting firm, as stated in their attestation report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our current directors and officers are set forth below:

Name	Age	Position - Committee

Peter H. Nielsen	67	Chief Executive Officer; President; Chief Financial Officer; Treasurer; Chairman of the Board; Director

Ulrich W. Mueller, Ph.D.	49	Chief Operating Officer; Secretary

Michael J. Garrison	46	Director – Audit Committee; Compensation Committee; Nominating/Corporate Governance Committee

Amy P. Sing, M.D.	58	Director – Audit Committee; Compensation Committee; Nominating/Corporate Governance Committee

Heath W. Cleaver, CPA	42	Director – Audit Committee; Compensation Committee; Nominating/Corporate Governance Committee

Douglas P. Morris	60	Director

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

Ulrich W. Mueller, Ph.D. Dr. Mueller has served as Bio-Path’s Chief Operating Officer and Secretary since March 2014. Between 2007 and 2014, Dr. Mueller managed various administrative departments at Fred Hutchinson Cancer Research Center, a leading research center for cancer and other life-threatening diseases. Dr. Mueller most recently served as Fred Hutchinson Cancer Research Center’s Vice President, Industry Relations and Clinical Research Support. Between 2000 and 2007, Dr. Mueller served in various capacities at MD Anderson, including as Managing Director, Director of Licensing, and Assistant Director of Business Development. Dr. Mueller holds a Ph.D. in Cell and Molecular Biology from Baylor College of Medicine, a Master’s degree in Biology from Texas A&M University, and a Bachelor of Science in Microbiology from New Mexico State University.

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

Board Committees

The Board has a standing audit committee (the “Audit Committee”), compensation committee (the “Compensation Committee”) and nominating/corporate governance committee (the “Nominating/Corporate Governance Committee”), each of which is governed by a charter. The Board may also establish other committees from time to time as necessary to facilitate the management of the business and affairs of the Company. In addition to the three standing committees, we also have a Scientific Advisory Board that serves an advisory role to management and the Board. The information below summarizes the functions of each of the committees and the Scientific Advisory Board.

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

Scientific Advisory Board

The Scientific Advisory Board assists management and the Board on an advisory basis with respect to the research, development, clinical, regulatory and commercial plans and activities relating to research, manufacture, use and/or sale of our drug candidates and products. The Scientific Advisory Board meets on an ad hoc basis and may attend meetings of the Board at the Board’s request. The current members of the Scientific Advisory Board are Jorge Cortes, M.D., who serves as chairman, and Dr. Sing, a member of the Board.

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

Stockholder Nominations for Directors

The Nominating/Corporate Governance Committee will consider candidates for director nominees that are recommended by our stockholders in the same manner as Board recommended nominees, in accordance with the procedures set forth in our Bylaws. Any such nominations should be submitted to the Nominating/Corporate Governance Committee c/o Secretary, Bio-Path Holdings, Inc., 4710 Bellaire Boulevard, Suite 210, Bellaire, Texas 77401 before the deadline set forth in the Bylaws and should be accompanied by the following information:

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

Key Consultants and Personnel

Jeffery Lancet, M.D. Dr. Lancet serves as our Medical Officer and liaison with our clinical sites. He is an internationally recognized hematologist and is currently senior member of the Department of Malignant Hematology and chief of the Leukemia Section at Moffitt Cancer Center in Florida. He has extensive experience in performing clinical trials.

Jorge Cortes, M.D. Dr. Cortes serves as the Chair of our Scientific Advisory Board. He is the Jane and John Justin Distinguished Chair in Leukemia Research, Chief of the AML and CML sections, and Deputy Chair of the Department of Leukemia at The University of Texas MD Anderson Cancer Center.

Victoria Lake, RAC. Ms. Lake serves as our regulatory consultant assisting us with clinical trial regulatory issues and communications with the FDA. She has almost 20 years of experience in regulatory affairs and provides support to a number of biotechnology companies.

Thomas A. Walker, Ph.D. Dr. Walker serves as our Chemistry, Manufacturing and Controls CMC Development Specialist. Dr. Walker has more than 20 years of broad analytical chemistry experience in the pharmaceutical industry. His experience in drug development includes preparation of regulatory filings for pharmaceutical drug products and experience managing preformulation, analytical methods development/validation and drug delivery departments.

Alan MacKenzie, Ph.D. Dr. MacKenzie serves as a manufacturing process consultant to the Company. Dr. MacKenzie is a leading lyophilization expert with a particular emphasis on developing lyophilization processes for solvents based products. Dr. MacKenzie has been a Professor at the University of Washington.

Ana Tari Ashizawa, Ph.D.  Dr. Tari Ashizawa serves as the Company’s Director of Preclinical Operations and Research. Dr. Tari Ashizawa is the lead researcher who has developed our lead cancer drug, BP1001. Previously, Dr. Tari Ashizawa was an Associate Professor at the University of Florida at Gainesville and at MD Anderson. She joined the Company as a full time employee in January 2016.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last ten years.

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

To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner, with the exception of that certain Form 4 of Douglas P. Morris that was filed with the SEC on March 6, 2015.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee oversees our compensation programs for executives and all employees. The Compensation Committee understands that for the Company and its stockholders to achieve long-term success, the compensation programs need to attract, retain, develop and motivate a strong leadership team. As a result, our executive compensation programs are designed to pay for performance, enable talent attraction, retain top talent and closely align the interests of our executives with those of our stockholders. All decisions with respect to the compensation of our Chief Executive Officer are determined and approved either solely by the Compensation Committee or together with other independent directors, as directed by the Board. All decisions with respect to non-CEO executive compensation, incentive-compensation and equity based plans are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval.

This Compensation Discussion and Analysis provides important information on our executive compensation programs and explains the compensation decisions made during 2015 by the Compensation Committee for our named executive officers (“NEOs”). In fiscal year 2015, we had the following NEOs:

•	Peter H. Nielsen, Chairman of the Board, Chief Executive Officer and President; and

•	Ulrich W. Mueller, Ph.D., Chief Operating Officer and Secretary

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

Elements and Mix of our 2015 Compensation Program

The following elements made up the fiscal year 2015 compensation program for our NEOs:

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

• In 2015, the long-term incentive awards included time-vested equity awards that vest over a four-year period.

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

Compensation Consultant and Peer Comparisons. For the 2015 performance period, the Compensation Committee did not engage an external consultant to review the compensation of our executive officers. The Compensation Committee relied upon peer executive compensation data from proxies and compensation surveys of the Industry Peer Group (as defined below) for comparison purposes. Based on these comparisons, the Compensation Committee targeted base salary compensation for our NEOs at or below the twenty-fifth (25th) percentile of salaries for executives in our Industry Peer Group.

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

For 2015, Industry Peer Group consisted following companies (the “Industry Peer Group”):

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

The Compensation Committee is provided with our CEO’s evaluation of each executive officer’s performance and contributions to the Company. The Compensation Committee considers the information and recommendations provided by our CEO and provides a recommendation to the Board for non-CEO executive officer base salary, annual cash incentive awards and grants of long-term incentive awards, which are subject to Board approval.

2015 Performance Analysis and Compensation Decisions

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

Base Salary. In recent years, the Compensation Committee has adjusted executive base salaries to be more competitive with the salaries for comparable positions within companies of comparable size, industry and complexity, with the goal of providing a stable base of competitive cash compensation while rewarding corporate and individual performance through annual performance incentive awards. During 2015, the annual base salaries for our NEOs remained the same compared to 2014 base salaries.

Annual Performance Incentive Awards. During 2015, the Compensation Committee approved discretionary annual cash performance incentive awards for Mr. Nielsen in the amount of $75,000 and for Mr. Mueller in the amount of $42,394, which were intended to motivate and reward performance achievement.

Long-term Incentive Awards. The Compensation Committee believes that long-term incentive awards should provide for a retention incentive with the strong tie to relative long-term stockholder return. Accordingly, the Compensation Committee grants stock option awards that typically vest over a four-year period. During 2015, no long-term incentive awards were granted by the Compensation Committee. On May 1, 2015, we granted Dr. Mueller a time-vested stock option award to purchase 125,000 shares of our common stock. The terms of the stock option grant require, among other things, that Dr. Mueller continues to provide services over the vesting period of the option. The stock option vests over a four-year period from the date of the grant, with one-fourth (1/4) of the stock options vesting on the first anniversary of each such grant (i.e., 31,250 options), and the remaining stock options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the stock options over the next three years (i.e., approximately 2,604.17 options per month), based on continuing service to the Company.

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

The Compensation Committee of the Board,

Michael J. Garrison, Chairman

Heath W. Cleaver

Dr. Amy P. Sing

Summary Compensation Table

The following table sets forth information with respect to the compensation of our NEOs for the fiscal years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter H. Nielsen, CEO,	2015	$400,000		$75,000	—	$—	$475,000
CFO, President,	2014	$400,000		$125,000	—	$—	$525,000
Chairman, Director	2013	$250,000		$125,000	675,000	$—	$1,050,000

Ulrich W. Mueller, COO,	2015	$285,000		$42,394	161,859	$—	$489,253
Secretary	2014	$190,000	(2)	$—	294,875	$—	$484,875
	2013	$—		$—	—	$—	$—

(1)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K and for the fiscal year ended December 31, 2014 or 2013, as applicable, for assumptions made by us in such valuation.

(2)	The amounts reported represent the prorated portion of the base salary of Dr. Mueller, which was based on his starting and ending dates of employment in 2014.

Grants of Plan-Based Awards Table

The following table contains information about grants of plan-based stock options to our NEOs during fiscal year 2015:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards ($)(2)
Dr. Mueller (1)	5/1/2015	—	—	—	—	125,000	$1.45	$161,859

(1)	Reflects a time-vested stock option awarded under our First Amended 2007 Stock Incentive Plan, as amended (the “2007 Stock Incentive Plan”). The option vests over a four-year period from the date of grant, with one-fourth (1/4) of the options vesting on the first anniversary of each such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years.

(2)	The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for assumptions made by us in such valuation.

Narrative Disclosures to Summary Compensation Table and Grants of Plan-Based Awards Table

Please see the discussion under the heading “2015 Performance Analysis and Compensation Decisions” in this Annual Report on Form 10-K, above.

Outstanding Equity Awards at December 31, 2015

The following table sets forth certain information with respect to outstanding stock option awards of the NEOs for the fiscal year ended December 31, 2015.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Peter H. Nielsen (1)	1,500,000	-	-	$1.40	Oct 2018
Peter H. Nielsen (2)	1,333,333	166,667	-	$0.46	Aug 2023
Ulrich W. Mueller (3)	31,250	93,750	-	$2.40	May 2024
Ulrich W. Mueller (4)	-	125,000	-	$1.45	May 2025

(1)	All of these options granted are fully vested.

(2)	One-half of such option shares were fully vested on the date of grant and the remaining one-half of such option shares vest in 36 equal monthly increments from the date of such grant.

(3)	Such options vest over four years in equal, one-fourth (1/4) increments on the first, second, third and fourth anniversaries of May 1, 2014, based on continuing service to the Company.

(4)	Such options vest over a four-year period from the date of grant, May 1, 2015, with one-fourth (1/4) of the options vesting on the first anniversary of each such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years, based on continuing service to the Company.

Employment Agreement and Potential Payments Upon Termination or Change of Control

Bio-Path Subsidiary has entered into an employment agreement with its Chief Executive Officer, Peter H. Nielsen, dated May 1, 2007 (the “Nielsen Employment Agreement”). We have not entered into employment agreements with any of our other NEOs.

The Nielsen Employment Agreement provides for a base salary, as approved by the Compensation Committee, of $400,000. The Nielsen Employment Agreement provides that Mr. Nielsen is entitled to certain severance payments and benefits in the event he is terminated without Cause (as defined in the Nielsen Employment Agreement) or resigns for Good Reason (as defined in the Nielsen Employment Agreement), subject to Mr. Nielsen’s continued compliance with the Confidentiality Agreement (as defined in the Nielsen Employment Agreement) and execution of a general release of all claims against us. In addition, the Nielsen Employment Agreement also provides that Mr. Nielsen is entitled to certain severance payments and benefits in the event he is terminated without Cause or resigns for Good Reason within three months before or 12 months following a Change in Control (as defined in the Nielsen Employment Agreement), subject to Mr. Nielsen’s continued compliance with the Confidentiality Agreement execution of a general release of all claims against us.

The severance payments and benefits include the following in the event Mr. Nielsen is terminated without Cause or resigns for Good Reason: (i) any accrued but untaken vacation days of Mr. Nielsen will be paid to the extent not yet paid; (ii) the equivalent of Mr. Nielsen’s base salary will be paid for a period of three months; and (iii) subject to certain restrictions, for three months after Mr. Nielsen’s date of termination, the Company will continue its contributions toward Mr. Nielsen’s health care, dental, disability and life insurance benefits on the same basis as immediately prior to the date of termination.

The severance payments and benefits include the following in the event Mr. Nielsen is terminated without Cause or resigns for Good Reason within three months before or 12 months following a Change in Control: (i) any unvested stock or stock options awarded to Mr. Nielsen shall immediately vest upon the occurrence of Mr. Nielsen’s termination of employment; (ii) Mr. Nielsen’s base salary will be paid through the termination date, and any accrued but untaken vacation days of Mr. Nielsen will be paid to the extent not yet paid; (iii) Mr. Nielsen’s normal post-termination benefits will be paid in accordance with our retirement, insurance and other benefit plan arrangements (including non-qualified deferred compensation plans); (iv) the equivalent of Mr. Nielsen’s base salary will be paid for a period of three months; (v) subject to certain restrictions, for six months after Mr. Nielsen’s date of termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice of policy, Mr. Nielsen’s health care, dental, disability and life insurance benefits will be provided on the same basis as immediately prior to the date of termination; and (vi) subject to certain restrictions and to the extent not otherwise paid or provided, we will pay or provide any other amounts or benefits required to be paid or provided or which Mr. Nielsen is eligible to receive following his termination of employment under any of our plans, programs, policies, practices, contracts or agreements.

Potential severance payments and benefits to be paid pursuant to the Nielsen Employment Agreement assuming a termination or Change in Control occurred on December 31, 2015 are set forth in the table below.

		Triggering Event
Name	Benefit	Termination without Cause or Resignation for Good Reason ($)	Termination without Cause or Resignation for Good Reason within 3 Months Before or 12 Months Following a Change in Control ($)
Peter H. Nielsen	Market Value of Stock Vesting	$—	$208,334	(1)
	Accrued Vacation Days	$30,785	$30,785
	Three Months’ Base Salary	$100,000	$100,000
	Continuation of Benefits	$7,894	$15,787
	Total	$138,679	$354,906

(1)	Mr. Nielsen’s stock option awards would immediately become vested, and the value of the acceleration would be equal to the vesting shares multiplied by the excess of the then current stock price over the exercise price of the options. For purposes of this table, we have calculated the value of the acceleration using the closing price of our common stock on December 31, 2015, or $1.25 per share.

DIRECTOR COMPENSATION

The following table presents summary information for the year ended December 31, 2015 regarding the compensation of the non-employee members of our Board.

Name	Fees Earned or Paid in Cash (1)	Option Awards(2)	Total

Michael J. Garrison	$11,500	$39,538	$51,038
Amy P. Sing	$11,500	39,538	$51,038
Heath W. Cleaver	$13,000	$39,538	$52,538
Douglas P. Morris	$6,500	$39,538	$46,038

(1)	All of the amounts in this column reflect cash fees paid to or earned by our non-employee directors for attending Board or committee meetings during the year ended December 31, 2015.

(2)	During 2015, our non-employee directors who were eligible earned or received an annual grant of an option to purchase 25,000 shares of our common stock which was the only grant received by such directors during 2015. The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for assumptions made by us in such valuation.

The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our non-employee directors as of December 31, 2015:

Director	Number of shares underlying outstanding options
Michael J. Garrison	100,000
Amy P. Sing	25,000
Heath W. Cleaver	50,000
Douglas P. Morris (1)	1,677,778

(1)	Mr. Morris’s outstanding options include 1,652,778 options earned while serving as an executive officer of the Company. Mr. Morris ceased serving in his officer capacities in June 2014. However, Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is no longer considered a non-employee director.

Narrative to Director Compensation Table

In 2015, our non-employee directors received cash and equity compensation in accordance with our non-employee director compensation structure. Currently, our compensation structure for all non-employee directors is as follows:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned at February 29, 2016 by: (i) each of our NEOs and directors; (ii) all NEOs and directors as a group; and (iii) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock. The information in this table is based solely on statements in filings with the SEC or other reliable information.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Peter H. Nielsen (1) (2)	8,081,100	8.72%
Douglas P. Morris (1) (3)	3,293,460	3.60%
Ulrich W. Mueller (1) (4)	31,250	*
Amy P. Sing, M.D. (1) (5)	6,771	*
Michael J. Garrison (1) (6)	990,104	1.10%
Heath W. Cleaver (1) (7)	31,771	*
All officers and directors as a group (8)	12,434,456	13.16%

*Less than 1%

(1)	These are our NEOs and directors.

(2)	Includes 5,164,433 shares owned of record and 2,916,667 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2016.

(3)	Includes 1,633,911 shares owned of record and 1,659,549 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2016.

(4)	All 31,250 shares are issuable upon the exercise of options that are exercisable within 60 days of February 29, 2016.

(5)	All 6,771 shares are issuable upon the exercise of options that are exercisable within 60 days of February 29, 2016.

(6)	Includes 81,771 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2016. Also includes 160,000 shares owned of record, 75,000 shares held by Cosmo Capital Partners, LLC and 673,333 shares held by Garrison Capital, LLC. Mr. Garrison is a managing member of Cosmo Capital Partners, LLC and, thus, may be deemed to beneficially own the shares held by Cosmo Capital Partners, LLC. Mr. Garrison disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(7)	All 31,771 shares are issuable upon the exercise of options that are exercisable within 60 days of February 29, 2016.

(8)	Includes 7,706,678 shares owned of record and 4,727,779 shares issuable upon the exercise of options currently exercisable or will be exercisable within 60 days of February 29, 2016.

Equity Compensation Plan Information

The following table contains information about our equity compensation plans as of December 31, 2015. There are no equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	5,751,778	$1.05	3,224,509
Equity compensation plans not approved by stockholders	—	—	—

(1)	All of the shares shown in this column as securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2015.

(2)	All of the shares shown in this column as remaining available for issuance as of December 31, 2015 are under our 2007 Stock Incentive Plan.

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

We have entered into indemnity agreements with certain of our officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under applicable law, our Certificate of Incorporation and our Bylaws.

Director Independence

The following members of the Board have been identified as independent under the standards of the NASDAQ Stock Market: Michael J. Garrison, Heath W. Cleaver and Amy P. Sing. Presently, there are no directors on any of our committees who are not independent under the standards of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended December 31, 2015 and December 31, 2014, Mantyla McReynolds LLC, as our independent registered public accounting firm, billed the approximate fees set forth below. Our Board has considered the services provided by Mantyla McReynolds LLC as disclosed below in the captions “Audit Fees,” “Tax Fees” and “All Other Fees” and has concluded that such services are compatible with the independence of Mantyla McReynolds LLC as our principal accountants.

For the fiscal years 2015 and 2014, the Audit Committee pre-approved all services described below in the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.” For fiscal year 2015 and 2014, no hours expended on Mantyla McReynolds LLC’s engagement to audit our financial statements were attributed to work performed by persons other than full-time, permanent employees of Mantyla McReynolds LLC.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting, reviews of the interim condensed consolidated financial statements included in quarterly filings, and services that are normally provided by Mantyla McReynolds LLC in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation. Aggregate fees billed for audit services were $93,000 and $55,125 for the years ended December 31, 2015 and December 31, 2014, respectively.

Audit-Related Fees

Audit-related fees consist of fees billed by Mantyla McReynolds LLC for assurance and related services. These fees include services provided in conjunction with due diligence services, employee benefit plan audits and internal control reviews. We were billed no audit-related fees by Mantyla McReynolds LLC for the years ended December 31, 2015 or December 31, 2014.

Tax Fees

Tax fees consist of fees billed for professional services rendered by Mantyla McReynolds LLC for state and federal tax compliance and advice, and tax planning. Aggregate fees for tax services were $3,090 and $2,911 during the years ended December 31, 2015 and December 31, 2014, respectively.

All Other Fees

Other fees consist of fees billed by Mantyla McReynolds LLC for professional services other than those relating to audit fees, audit-related fees and tax fees. These fees include services provided in conjunction with registration statements and equity financing transactions. Aggregate other fees billed by Mantyla McReynolds LLC were $8,550 and $7,700 during the years ended December 31, 2015 and December 31, 2014, respectively.

Pre-Approval Policies and Procedures

The Audit Committee, has not adopted any blanket pre-approval policies and procedures. Instead, the Audit Committee will pre-approve the provision by Mantyla McReynolds LLC of all audit or non-audit services.

ITEM 15. EXHIBITS

1. Financial Statements. The financial statements and information required by “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K appear on pages F-1 through F-18 of this report. The Index to Consolidated Financial Statements appears on page F-1.

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits.

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.5	Articles of Transfer (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).

4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K on January 21, 2014).

10.1+	Employment Agreement – Peter H. Nielsen (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

10.2+	Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 10, 2008).

10.3+	First Amendment to First Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013).

10.4	Placement Agent Agreement, dated as of April 13, 2012, by and between the Company and ACAP Financial, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on April 1, 2013).

10.5	Patent and Technology License Agreement, dated as of November 2, 2007, by and between the Company and the Board of Regents of The University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.6	Amendment No. 1 to the Patent and Technology Agreement, dated as of May 11, 2009, by and between the Company and the Board of Regents of the University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.7	Form of Purchase Agreement by and between the Company and certain investors party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.8	Placement Agent Agreement, dated as of December 9, 2013, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).

10.9	Form of Securities Purchase Agreement by and between the Company, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).

10.10	Form of Waiver, Consent and Amendment to that certain Securities Purchase Agreement by and between Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 21, 2014).

10.11+	First Amendment to Employment Agreement, dated March 26, 2014 – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014).

10.12	Lease Agreement dated April 16, 2014 by and between the Company and Pin Oak North Parcel TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2014).

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2015).

10.14	Controlled Equity OfferingSM Sales Agreement, dated June 24, 2015, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 25, 2015).

21.1*	Subsidiaries of Bio-Path Holdings, Inc.

23.1*	Consent of Mantyla McReynolds LLC.

31*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

32*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

* Filed herewith.

+ Management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: March 15, 2016	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
Chief Financial Officer Principal Accounting Officer

In accordance with the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Title	Signature

March 15, 2016	President/Chief Executive Officer/ Chief Financial Officer/Principal Accounting Officer/	/s/ Peter H. Nielsen
	Director	Peter H. Nielsen

March 15, 2016	Director	/s/ Michael J. Garrison
Michael J. Garrison

March 15, 2016	Director	/s/ Amy P. Sing
Amy P. Sing

March 15, 2016	Director	/s/ Heath W. Cleaver
Heath W. Cleaver

March 15, 2016	Director	/s/ Douglas P. Morris
Douglas P. Morris

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bio-Path Holdings, Inc.

Bellaire, Texas

We have audited the accompanying consolidated balance sheets of Bio-Path Holdings, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bio-Path Holdings, Inc.

Bellaire, Texas

We have audited Bio-Path Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bio-Path Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bio-Path Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah

March 15, 2016

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014

Assets

Current assets
Cash	$8,854,507	$13,858,798
Prepaid drug product for testing	559,515	154,667
Other current assets	178,977	100,494

Total current assets	9,592,999	14,113,959

Fixed assets
Furniture, fixtures & equipment	123,410	123,410
Less Accumulated Depreciation	(51,421)	(10,284)
	71,989	113,126

Other assets
Technology licenses	2,500,374	2,500,374
Less Accumulated Amortization	(1,410,106)	(1,249,481)
	1,090,268	1,250,893

Total Assets	$10,755,256	$15,477,978

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	54,581	41,026
Accounts payable - related party	-	100,450
Accrued expense	882,829	253,445
Accrued expense - related party	-	67,050
Accrued license payments - related party	-	100,000

Total current liabilities	937,410	561,971

Long term debt	-	-

Total Liabilities	937,410	561,971

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized 89,762,872 and 89,762,872 shares issued and outstanding as of 12/31/15 and 12/31/14, respectively	89,763	89,763
Additional paid in capital	35,112,122	34,743,489
Accumulated deficit	(25,384,039)	(19,917,245)

Total shareholders' equity	9,817,846	14,916,007

Total Liabilities & Shareholders' Equity	$10,755,256	$15,477,978

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013

Revenue	$-	$-	$-

Operating expense

Research and development	3,020,027	1,630,439	1,518,885
Research and development - related party	-	196,661	115,705
General and administrative	2,464,432	2,715,146	1,634,650

Total operating expense	5,484,459	4,542,246	3,269,240

Net operating loss	$(5,484,459)	$(4,542,246)	$(3,269,240)

Other income (expense)
Interest income	17,665	22,632	4,037
Other expense	-	(335)	(810)
Total other income (expense)	17,665	22,297	3,227

Net loss before income taxes	(5,466,794)	(4,519,949)	(3,266,013)

Income tax expense	-	-	-

Net loss	$(5,466,794)	$(4,519,949)	$(3,266,013)

Loss per share

Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	89,762,872	89,281,622	71,372,672

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013

Cash Flow From Operating Activities

Net loss	$(5,466,794)	$(4,519,949)	$(3,266,013)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	160,625	160,625	160,625
Depreciation	41,137	10,284	-
Stock options and warrants	368,633	404,150	704,480
(Increase) decrease in assets
Prepaid drug product for testing	(404,848)	(103,303)	143,636
Other current assets	(78,483)	(36,377)	(21,542)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	375,439	267,073	(34,346)

Net cash used in operating activities	(5,004,291)	(3,817,497)	(2,313,160)

Cash Flow From Investing Activities

Purchase furniture, fixtures & equipment	-	(123,410)	-

Net cash used in investing activities	-	(123,410)	-

Cash Flow From Financing Activities

Net proceeds from sale of common stock	-	13,812,373	5,330,946
Net proceeds from exercise of common stock options	-	435,500	-

Net cash from financing activities	-	14,247,873	5,330,946

Net Increase (Decrease) In Cash	(5,004,291)	10,306,966	3,017,786

Cash, beginning of period	13,858,798	3,551,832	534,046

Cash, end of period	$8,854,507	$13,858,798	$3,551,832

Supplemental Disclosure Of Cash Flow Information

Cash paid for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing activities
Common stock issued to Placement Agent	$-	$-	$771,047

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Additional
				Additional	Paid in Capital
		Common Stock		Paid in	Shares to be	Accumulated
Date	Description	Shares	Amount	Capital	Issued	Deficit	Total

Balance at December 31, 2012		62,219,050	$62,218	$13,321,075	$762,510	$(12,131,283)	$2,014,520

Feb-13	Common stock sold shares to be issued				197,002		197,002

Mar-13	Common stock sold shares to be issued				149,200		149,200

Apr-13	Common stock sold shares to be issued				853,050		853,050

May-13	Common stock sold shares to be issued				1,636,649		1,636,649

Jun-13	Common stock issued to Placement Agent	330,034	330	98,681	(99,011)		-

Jun-13	Shares issued for common stock previously sold	11,664,665	11,665	3,487,735	(3,499,400)		-

Jun-13	Common stock issued to Placement Agent	1,166,465	1,166	348,774			349,940

Sep-13	Common stock sold to investors shares to be issued				3,220,966		3,220,966

Nov-13	Shares issued for common stock previously sold	8,052,416	8,053	3,212,913	(3,220,966)		-

Nov-13	Common stock issued to Placement Agent	805,242	806	321,290			322,096

Dec-13	Full year 2013 stock option vesting			704,480			704,480

Dec-13	Full year 2013 fund raising expense			(1,397,957)			(1,397,957)

Dec-13	Full year 2013 net loss					(3,266,013)	(3,266,013)

Balance at December 31, 2013		84,237,872	$84,238	$20,096,991	$-	$(15,397,296)	$4,783,933

Jan-14	Common stock sold to institutional investor	5,000,000	5,000	14,995,000			15,000,000

Dec-14	Exercise of stock options	525,000	525	434,975			435,500

Dec-14	Full year 2014 stock option vesting			404,150			404,150

Dec-14	Full year 2014 fund raising expense			(1,187,627)			(1,187,627)

Dec-14	Full year 2014 net loss					(4,519,949)	(4,519,949)

Balance at December 31, 2014		89,762,872	$89,763	$34,743,489	$-	$(19,917,245)	$14,916,007

Dec-15	Full year 2015 stock option vesting			368,633			368,633

Dec-15	Full year 2015 net loss					(5,466,794)	(5,466,794)

Balance at December 31, 2015		89,762,872	$89,763	$35,112,122	$-	$(25,384,039)	$9,817,846

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Path Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

Unless the context requires otherwise, references in these Notes to the Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused antisense drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize™, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a neutral charged lipid bilayer. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize™ delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of proteins in blood diseases and solid organs.

Using DNAbilize™ as a platform for drug manufacturing, the Company currently has two antisense drug candidates in development to treat a total of five different disease indications. The Company’s lead drug candidate, Liposomal Grb2 (“BP1001”), targets the protein Grb2 and is preparing to enter the efficacy portion of Phase II clinical trials for acute myeloid leukemia and the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia. BP1001 is also in preclinical studies for solid tumors, including triple negative breast cancer and inflammatory breast cancer.

The Company’s second drug candidate, Liposomal Bcl2 (“BP1002”), targets the protein Bcl2, which is responsible for driving cell proliferation in up to 60% of all cancers. BP1002 is in preparation for an Investigational New Drug application and expected to begin a Phase I clinical trial for lymphoma in 2016.

Bio-Path Subsidiary was founded in May 2007 as a Utah corporation. In February 2008, Bio-Path Subsidiary completed a reverse merger with Ogden Golf Co. Corporation, a public company traded over the counter that had no current operations. The name of Ogden Golf was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path, Inc. became the directors and officers of Bio-Path Holdings, Inc. The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for a limited number of product candidates.

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

On January 15, 2014, the Company entered into a securities purchase agreement, as amended, with certain investors, pursuant to which the Company agreed to sell an aggregate of 5.0 million shares of its common stock and warrants to purchase a total of 2.5 million shares of its common stock to such certain investors for gross proceeds of approximately $15.0 million. The net proceeds to the Company from the registered direct public offering, after deducting the placement agent’s fees and expenses, the Company’s estimated offering expenses, and excluding any potential future proceeds from the exercise of the warrants issued in the offering, were approximately $13.8 million. The offering closed on January 21, 2014.

On March 5, 2014, the NASDAQ Stock Market LLC informed the Company that it had approved the listing of the Company’s common stock on the NASDAQ Capital Market. The Company’s common stock ceased trading on the OTCQX and commenced trading on the NASDAQ Capital Market on March 10, 2014 under the ticker symbol “BPTH.”

In April 2014, the Company entered into a lease agreement for a larger office space. The new, expanded size office was required for the core organization the Company added.

In December 2014, a former director of the Company exercised stock options on 525,000 shares of the Company’s common stock for aggregate gross proceeds of $435,500.

At the December 30, 2014 annual stockholder meeting, stockholders approved a change in incorporation to the State of Delaware. This was subsequently completed effective December 31, 2014.

In June 2015, the Company established an “at the market” (“ATM”) program through which it may offer and sell up to $25.0 million of its common stock from time to time, at Bio-Path’s discretion, through an investment banking firm, acting as sales agent.  Sales of Bio-Path common stock under the ATM program will be made directly on or through the NASDAQ Capital Market, among other methods. As of December 31, 2015, the Company has not offered or sold any shares of its common stock under the ATM program.

As of December 31, 2015, Bio-Path had $8.9 million in cash on hand.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Bio-Path Holdings, Inc., and its wholly-owned subsidiary Bio-Path, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Related Party — Based on its stock ownership in the Company during 2014 and 2013, MD Anderson met the criteria to be deemed a related party of the Company. Research and development – related party expense has been consolidated with research and development expense on our financial statements in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company. For the years ending December 31, 2014 and 2013, MD Anderson related party research and development expense was approximately $197,000 and $116,000, respectively. MD Anderson related party research and development expense for the year ending December 31, 2014 included license expense of approximately $50,000 for the license annual maintenance fee and approximately $31,000 for license patent expenses not capitalized in the technology license other asset and clinical trial hospital expense of approximately $116,000. As of December 31, 2014, we had approximately $67,000 in accrued research and development related expense for the clinical trial and approximately $100,000 in accrued license payments for past patent expenses and the annual license maintenance fee. See Notes 4 and 5 to the financial statements included elsewhere in this Annual Report on Form 10-K. For the year ended December 31, 2013, we had approximately $116,000 in research and development related party expense, which consisted of clinical trial hospital expense of approximately $52,000 and license expense of approximately $64,000, including license maintenance fees of approximately $50,000 and approximately $14,000 in patent expenses not capitalized in the technology license other asset.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk — Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2015, approximately $8.6 million of our cash balances was not covered by the FDIC. As of December 31, 2014 we had approximately $13.9 million in cash on-hand, of which approximately $13.6 million was not covered by the FDIC.

Furniture, fixtures and equipment — Furniture, fixtures and equipment are stated at cost and depreciated using the straight line method over the estimated useful lives of the assets. Depreciation expense was approximately $41,000, $10,000 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Intangible Assets/Impairment of Long-Lived Assets — As of December 31, 2015, other assets totaled $1.1 million for our technology license, comprised of $2.5 million in value acquiring our technology license and our intellectual property, less accumulated amortization of $1.4 million. The technology value consists of approximately $836,200 in cash paid or accrued to be paid to MD Anderson, plus 3,138,889 shares of common stock granted to MD Anderson valued at approximately $2.35 million less approximately $690,000 for impairment expense taken in December of 2011 and June of 2012. This value is being amortized over a 15 year period from November 7, 2007, the date that the technology license became effective. We account for the impairment and disposition of our long-lived assets in accordance with generally accepted accounting principles (“GAAP”). Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable. We estimate that approximately $160,000 will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022. As of December 31, 2014 other assets totaled $1.25 million, comprised of $2.5 million in value acquiring our technology licenses and our intellectual property, less accumulated amortization of $1.25 million.

Research and Development Costs — Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with GAAP. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense. For the year 2015, we had $3.0 million of costs classified as research and development expense. Research and development – related party expense has been consolidated with research and development expense on our financial statements in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company. For the year 2014, we had $1.6 million of costs classified as research and development expense and $0.2 million of related party research and development expense. For the year 2013, we had $1.5 million of costs classified as research and development expense and $0.1 million of related party research and development expense.

Stock-Based Compensation - The Company has accounted for stock-based compensation under the provisions of GAAP.  The provisions require us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Net Loss Per Share — Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2015, 2014 and 2013, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2015, 2014 and 2013. The calculation of basic and diluted earnings per share for 2015 did not include 5,078,611 shares and 10,000 shares issuable pursuant to the exercise of vested common stock options and vested warrants, respectively, as of December 31, 2015 as the effect would be anti-dilutive. The calculation of basic and diluted earnings per share for 2014 did not include 4,734,861 shares and 10,000 shares issuable pursuant to the exercise of vested common stock options and vested warrants, respectively, as of December 31, 2014 as the effect would be anti-dilutive. The calculation of basic and diluted earnings per share for 2013 did not include 4,848,298 shares and 10,000 shares issuable pursuant to the exercise of vested common stock options and vested warrants, respectively, as of December 31, 2013 as the effect would be anti-dilutive.

Comprehensive Income - Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. At December 31, 2015, 2014 and 2013, the Company has no reportable differences between net loss and comprehensive loss.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from the Company’s estimates.

Income Taxes - Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

New Accounting Pronouncements - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development ("R&D") activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $154,667 in late 2014 pursuant to a drug supply contract for the manufacture and delivery of the Company’s lead drug product, BP1001, for testing in a Phase I clinical trial. This amount was carried on the Balance Sheet as of December 31, 2014 at cost as Prepaid Drug Product for Testing. The Company incurred additional installment costs, with advanced payments totaling $559,515 and are carried on the Balance Sheet as of December 31, 2015 as Prepaid Drug Product for Testing (See Note 8).

4.	Accounts Payable

As of December 31, 2015, Current Liabilities included accounts payable of $54,581, comprised primarily of amounts owed to the Company’s external clinical research organization and public relations firm. By the first week of March 2016, the December 31, 2015 amounts included in accounts payable had been substantially paid. As of December 31, 2014, Current Liabilities included accounts payable of $41,026 and accounts payable – related party of $100,450 for MD Anderson clinical trial hospital expense which had been substantially paid by the first week of May 2015. MD Anderson is no longer a greater than 5% stockholder in the Company. As a result, the Company has consolidated accounts payable with accounts payable – related party on the financial statements beginning in 2015.

5.	Accrued Expense

As of December 31, 2015, Current Liabilities included accrued expense of $882,829 for advisory fees, legal fees, clinical trial expenses, drug manufacturing and testing expenses, accrued vacation, accrued license payments and management bonus accrual. As of December 31, 2014, Current Liabilities included accrued expense of $253,445, accrued expense - related party of $67,050 for MD Anderson clinical trial hospital expense and accrued license payments – related party of $100,000 for reimbursement of past patent expenses incurred by MD Anderson prior to the Bio-Path license and the annual license maintenance fee. MD Anderson is no longer a greater than 5% stockholder in the Company. As a result, the Company has consolidated accrued expense with accrued expense – related party and accrued license payments – related party on the financial statements beginning in 2015.

6.	Stockholders’ Equity

Issuance of Common Stock - In February and March 2013, the Company sold $346,202 in shares of its common stock pursuant to a private placement, with shares to be issued.

In April and May 2013, the Company sold $2,000,198 in shares of its common stock pursuant to a private placement, with shares to be issued, and $489,501 in shares of its common stock pursuant in a direct offering, with shares to be issued.

In June 2013, the Company issued 11,664,665 shares of common stock to investors in connection with the private placement and direct offering. In June 2013 the Company issued 1,496,499 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors. No warrants to purchase additional shares of common stock of the Company were issued to these investors or to the Placement Agent in connection with the sale of the common stock.

In August and September 2013, the Company sold $3,220,966 in shares of its common stock pursuant to a private placement, with shares to be issued.

In November 2013, the Company issued 8,052,416 shares of common stock to investors in connection with the private placement. In November 2013 the Company issued 805,242 shares of common stock to the Placement Agent as commission for the shares of common stock sold to investors. No warrants to purchase additional shares of common stock of the Company were issued to these investors or to the Placement Agent in connection with the sale of the common stock.

In January 2014, the Company issued a total of 5,000,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock for aggregate gross proceeds of $15,000,000. The warrants are exercisable for a period of five years from the date of issuance. The exercise price of the warrants is $4.74 a share. The Company also issued warrants to purchase 250,000 shares of the Company’s common stock to the Placement Agent for the transaction with the same terms and conditions.

In December 2014, a former director of the Company exercised stock options on 525,000 shares of the Company’s common stock for aggregate gross proceeds of $435,500.

As of December 31, 2015, there were 89,762,872 shares of common stock issued and outstanding. There are no preferred shares outstanding as of December 31, 2015.

7.	Stock-Based Compensation Plans

The Plan - In 2007, the Company adopted the First Amended 2007 Stock Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Awards and other stock-based awards, or any combination of the foregoing to the Company's key employees, non-employee directors and consultants. As of December 31, 2015 the total number of Shares reserved and available for grant and issuance pursuant to this Plan is 8,976,287 Shares, subject to the automatic annual Share increase as defined in the Plan. Under the Plan, the exercise price is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options intended to qualify as qualified incentive stock options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change of control, as defined in the Plan.

Stock option awards granted for the year 2015 were estimated to have a weighted average fair value per share of $1.33. Stock option awards granted for the years 2014 and 2013 were estimated to have weighted average fair values per share of $2.51 and $0.47, respectively. The fair value calculation is based on stock options and warrants granted during a period using the Black-Scholes option-pricing model on the date of grant. In addition, for all stock options and compensation-based warrants granted, exercise price was determined based on the fair market value as determined by the closing stock price at the date of the grant. For stock option and compensation-based warrants granted during 2015, 2014 and 2013 the following weighted average assumptions were used in determining fair value:

	2015	2014	2013
Risk-free interest rate	1.65%	2.12%	1.58%
Expected volatility	138%	174%	189%
Expected term in years	6.1	6.7	5.8
Dividend yield	-%	-%	-%

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

Option activity under the Plan for the year ended December 31, 2015, was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)
Year Ended December 31, 2015
Outstanding at December 31, 2014	5,427,778	$1.03	6.0	$8,829,412
Granted	349,000	1.46	9.3
Exercised	-	-
Forfeited/expired	(25,000)	2.71
Outstanding at December 31, 2015	5,751,778	$1.05	5.3	$1,972,395
Vested and expected to vest December 31, 2015	5,665,871	$1.04	5.2	$1,971,858
Exercisable at December 31, 2015	5,078,611	$1.00	4.9	$1,838,928

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of the Company’s stock.

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

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of the Company’s stock. The aggregate pretax intrinsic value of exercises in 2014 totaled $914,824.

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

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company’s stock.

A summary of options outstanding and exercisable as of December 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(Years)

$0.00-1.00	2,617,778	6.9	$0.50	2,451,111	$0.50
$1.01-2.00	2,899,000	3.7	$1.42	2,550,000	$1.41
$2.01-3.00	210,000	8.4	$2.43	52,500	$2.43
$3.01-4.30	25,000	8.1	$4.30	25,000	$4.30
	5,751,778	5.3	$1.05	5,078,611	$1.00

Warrant activity under the Plan for the year ended December 31, 2015, was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
			(In years)
Year Ended December 31, 2015
Outstanding at December 31, 2014	10,000	$0.90	3.3	$17,600
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2015	10,000	$0.90	2.3	$3,500
Vested and expected to vest December 31, 2015	10,000	$0.90	2.3	$3,500
Exercisable at December 31, 2015	10,000	$0.90	2.3	$3,500

Warrant activity under the Plan for the year ended December 31, 2014, was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
			(In years)
Year Ended December 31, 2014
Outstanding at December 31, 2013	10,000	$0.90	4.3	$31,000
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2014	10,000	$0.90	3.3	$17,600
Vested and expected to vest December 31, 2014	10,000	$0.90	3.3	$17,600
Exercisable at December 31, 2014	10,000	$0.90	3.3	$17,600

Warrant activity under the Plan for the year ended December 31, 2013, was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
			(In years)
Year Ended December 31, 2013
Outstanding at December 31, 2012	85,620	$0.90	0.9	$-
Granted	-	-
Exercised	-	-
Forfeited/expired	(75,620)	0.90
Outstanding at December 31, 2013	10,000	$0.90	4.3	$31,000
Vested and expected to vest December 31, 2013	10,000	$0.90	4.3	$31,000
Exercisable at December 31, 2013	10,000	$0.90	4.3	$31,000

A summary of warrants outstanding and exercisable as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(Years)

$0.90	10,000	2.3	$0.90	10,000	$0.90
	10,000	2.3	$0.90	10,000	$0.90

Stock-Based Compensation Expense - Total stock-based compensation expense for the year ended 2015 was $368,633 which consisted of research and development expense of $133,925 and general and administrative expense of $234,708. As of December 31, 2015, stock-based compensation expense for all outstanding unvested options was $636,910, which is expected to be recognized over a weighted-average vesting period of 2.5 years. Total stock-based compensation expense for the year ended 2014 was $404,150 which consisted of research and development expense of $83,139 and general and administrative expense of $321,011. Total stock-based compensation expense for the year ended 2013 was $704,480 which consisted of research and development expense of $32,879 and general and administrative expense of $671,601.

Warrant Grants - There were no warrants for services granted in the years 2015, 2014 and 2013. There was no warrant expense for the years 2015, 2014 and 2013.

8.	Commitments and Contingencies

Technology License – The Company has negotiated exclusive licenses from MD Anderson to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense and an annual license maintenance fee. The annual license maintenance fee attributable to the License Agreement totaling $100,000 is included in Current Liabilities as of December 31, 2015. Related party accrued license payments for past patent expenses and the annual license maintenance fee attributable to the License Agreement totaling $100,000 are included in Current Liabilities as of December 31, 2014. Related party accounts payable and accrued expense totaling $167,500 as of December 31, 2014 represent hospital costs for the clinical trial and are not related to the Technology License. MD Anderson is no longer a greater than 5% stockholder in the Company. As a result, the Company has consolidated accounts payable with accounts payable – related party, and accrued expense with accrued expense – related party and accrued license payments – related party on the financial statements beginning in 2015.

Operating Lease - In April 2014 the Company entered into a lease for a larger office space, which it occupied as of August 2014.  The remaining lease payments due under this lease as of December 31, 2015 are approximately $303,000.

For the Year Ending
December 31,
2016	$82,000
2017	84,000
2018	86,000
2019	51,000
Total	$303,000

Drug Supplier Project Plan - Bio-Path entered into a project plan agreement with a producer of the Company’s drug product for the manufacture and delivery of final drug product in the fourth quarter of 2015. The remaining commitment requires the Company to pay approximately $60,000 in various stages as the final product is manufactured and delivered. In addition, the Company entered into an agreement with its drug substance provider for material to be used in the final drug product supplier plan with a remaining commitment totaling approximately $175,000. The amounts paid to date total $559,515 and are carried on the balance sheet as of December 31, 2015 as Prepaid Drug Product for Testing (See Note 2). Commitments to the drug substance and drug product manufacturers for manufacturing development of Bio-Path’s second drug product candidate total approximately $58,000. The balance of drug supplier commitments of approximately $156,250 is for assay development and manufacturing development.

9.	Income Taxes

At December 31, 2015, the Company has a net operating loss carryforward for Federal income tax purposes of $19,531,876 which begins to expire in varying amounts in tax year 2026. The Company has a research and development tax credit carryforward of $877,092 for Federal tax purposes with no expiration date.

In assessing the ability to realize its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets and a valuation allowance has been recorded for the Company’s net deferred tax assets at December 31, 2015. The Company recorded an increase in the valuation allowance of $1,898,618 for the year ended December 31, 2015.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2015	2014	2013
Deferred Tax Assets

Accrued Bonuses	$76,779	$48,408	$15,725
Accrued Vacation	22,594	-	-
Net Operating Loss (NOL) Carryover	6,640,838	5,025,174	3,727,259
Technology Licenses Amortization	63,534	66,697	69,859
Research & Development Tax Credits	877,092	668,611	520,891
Share Based Expense	293,324	256,568	201,490
Other	(10,085)	-	-
Total Deferred Tax Asset	7,964,076	6,065,458	4,535,224
Less: Valuation Allowance	(7,964,076)	(6,065,458)	(4,535,224)
Net Deferred Tax Asset	$-	$-	$-

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	December 31,
	2015	2014	2013

Loss Before Income Taxes	$(5,466,794)	$(4,560,481)	$(3,266,013)
Tax (Benefit) @ Statutory Tax Rate	(1,858,710)	(1,550,564)	(1,110,444)
Effects of:
Exclusion of Incentive Stock Option Expense	89,112	82,333	217,813
R&D Tax Credits	(131,884)	(131,722)	(90,964)
Increase in Valuation Allowance	1,898,618	1,530,234	945,347
Carryforward Adjustment	-	21,439	-
Other	2,864	48,280	38,248
Provision for Income Taxes	$-	$-	$-

As of December 31, 2015, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2015, 2014 and 2013 and no interest or penalties have been accrued as of December 31, 2015, 2014 and 2013.

As a general rule, the Company’s open years for Internal Revenue Service (IRS) examination purposes are 2014, 2013 and 2012. However, since the Company has operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the Internal Revenue Code of 1986, as amended (the ”code”), in order to redetermine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction was claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss was claimed. The Company is currently not under examination by the IRS or any other taxing authorities.

10.	Subsequent Events

Bio-Path entered into an agreement for drug substance manufacture of four additional batches of final drug product for testing.  In addition, the Company entered into an agreement with its drug substance manufacturer for three additional batches of antisense drug substance for use in the final drug product. The Company also entered into an agreement with a contract research organization for initiation of clinical trial services. In total, these projects will require Bio-Path to pay approximately $1,625,000 over a twelve month period.

11.	Quarterly Results of Operations (Unaudited)

Quarterly data for the years ended December 31, 2015 and 2014 is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2015
Total Revenues	$-	$-	$-	$-
Expenses	1,378,893	1,130,937	1,512,390	1,462,239
Loss From Operations	(1,378,893)	(1,130,937)	(1,512,390)	(1,462,239)
Other Income	4,255	5,401	4,789	3,220
Net Loss	(1,374,638)	(1,125,536)	(1,507,601)	(1,459,019)
Net Loss Per Common Share - Basic and Diluted	(0.02)	(0.01)	(0.02)	(0.02)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2014
Total Revenues	$-	$-	$-	$-
Expenses	510,210	1,274,801	1,154,108	1,603,127
Loss From Operations	(510,210)	(1,274,801)	(1,154,108)	(1,603,127)
Other Income	5,334	6,024	5,699	5,240
Net Loss	(504,876)	(1,268,777)	(1,148,409)	(1,597,887)
Net Loss Per Common Share - Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.02)

