Form 10-Q
period 2016-03-31
BIO-PATH HOLDINGS INC
filed 2016-05-10
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Registrant’s telephone no., including area code: (832) 742-1357

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

At May 4, 2016, the Company had 89,762,872 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties, and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2015, and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”) . As a result, our actual results may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. Please refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2015, and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of March 31,	As of December 31,
	2016	2015

Assets

Current assets
Cash	$6,473	$8,854
Prepaid drug product for testing	611	560
Other current assets	750	179

Total current assets	7,834	9,593

Fixed assets
Furniture, fixtures & equipment	123	123
Less Accumulated Depreciation	(61)	(51)
	62	72

Other assets
Technology licenses	2,500	2,500
Less Accumulated Amortization	(1,450)	(1,410)
	1,050	1,090

Total Assets	$8,946	$10,755

Liabilities & Shareholders’ Equity

Current liabilities
Accounts payable	201	54
Accrued expense	699	883

Total current liabilities	900	937

Total Liabilities	900	937

Shareholders’ Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized 89,762,872 and 89,762,872 shares issued and outstanding as of 3/31/16 and 12/31/15, respectively	90	90
Additional paid in capital	35,207	35,112
Accumulated deficit	(27,251)	(25,384)

Total shareholders’ equity	8,046	9,818

Total Liabilities & Shareholders’ Equity	$8,946	$10,755

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue	$-	$-

Operating expenses

Research and development	1,020	593
General and administrative	849	786

Total operating expenses	1,869	1,379

Net operating loss	$(1,869)	$(1,379)

Other income (expense)
Interest income	2	4

Total other income (expense)	2	4

Net loss	$(1,867)	$(1,375)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	89,763	89,763

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flow from operating activities

Net loss	$(1,867)	$(1,375)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	40	40
Depreciation	10	10
Stock-based compensation	95	92
(Increase) decrease in assets
Prepaid drug product for testing	(51)	(204)
Other current assets	(571)	(22)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(37)	54

Net cash used in operating activities	(2,381)	(1,405)

Net increase (decrease) in cash	(2,381)	(1,405)

Cash, beginning of period	8,854	13,859

Cash, end of period	$6,473	$12,454

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements
for the Period Ended March 31, 2016

Unless the context requires otherwise, references in these Notes to the Unaudited Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of Bio-Path Holdings, Inc. (together with its subsidiary, “Bio-Path” or the “Company”) as of and for the fiscal year ended December 31, 2015. The results of operations for the period ended March 31, 2016, are not necessarily indicative of the results for a full-year period.

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

In June 2015, the Company established an “at the market” (“ATM”) program through which it may offer and sell up to $25.0 million of its common stock from time to time, at Bio-Path’s discretion, through an investment banking firm, acting as sales agent. Sales of Bio-Path common stock under the ATM program will be made directly on or through the NASDAQ Capital Market, among other methods. As of March 31, 2016, the Company has not offered or sold any shares of its common stock under the ATM program.

As of March 31, 2016, Bio-Path had $6.5 million in cash on hand.

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

2.	Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

Management is currently evaluating the impact of future adoption of the new standard on the Company’s consolidated financial statements.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $0.6 million in late 2015 pursuant to drug supply contracts for the manufacture and delivery of the Company’s lead drug product for testing in a Phase II clinical trial. This amount was carried on the Balance Sheet as of December 31, 2015 at cost as Prepaid Drug Product for Testing. The Company recognized certain expenses and incurred additional installment costs during the quarter, with advanced payments totaling $0.6 million, which are carried on the Balance Sheet as of March 31, 2016 as Prepaid Drug Product for Testing (See Note 9).

4.	Other Current Assets

As of March 31, 2016, Other Current Assets included prepaid expenses of $0.8 million, comprised primarily of prepayments made to the Company’s clinical research organization in preparation for our Phase II clinical trial for BP1001 in AML. As of December 31, 2015, Other Current Assets included prepaid expenses of $0.2 million.

5.	Accounts Payable

As of March 31, 2016, Current Liabilities included accounts payable of $0.2 million, comprised primarily of amounts owed for audit fees, corporate communications expenses, legal fees and manufacturing development and testing services. By the first week of May 2016, the March 31, 2016 amounts included in accounts payable had been substantially paid. As of December 31, 2015, Current Liabilities included accounts payable of $0.1 million.

6.	Accrued Expense

As of March 31, 2016, Current Liabilities included accrued expense of $0.7 million for clinical trial expenses, accrued license payments, legal fees, audit fees, accrued vacation and management bonus accrual. As of December 31, 2015, Current Liabilities included accrued expense of $0.9 million.

7.	Stockholders’ Equity

As of March 31, 2016, there were 89,762,872 shares of common stock issued and outstanding. There were no preferred shares outstanding as of March 31, 2016.

8.	Stock-Based Compensation and Warrants

The Plan - In 2007, the Company adopted the First Amended 2007 Stock Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Awards and other stock-based awards, or any combination of the foregoing to the Company’s key employees, non-employee directors and consultants. Under the Plan, the exercise price is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options intended to qualify as qualified incentive stock options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change of control, as defined in the Plan.

Stock-based compensation expense was $0.1 million for the three months ended March 31, 2016 and March 31, 2015. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the three months ended March 31, 2016 and March 31, 2015 was approximately $53,000 and $63,000, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended March 31, 2016 and March 31, 2015 was approximately $42,000 and $29,000, respectively. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2016 and 2015:

	2016	2015
Risk-free interest rate	1.49%	1.74%
Expected volatility	108%	145%
Expected term in years	6.1	6.1
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plan for the three months ended March 31, 2016:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2015	5,752	$1.05
Granted	150	1.40
Outstanding at March 31, 2016	5,902	1.06
Exercisable at March 31, 2016	5,166	$0.99

As of March 31, 2016, the aggregate intrinsic value of outstanding stock options was $9.1 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount changes based on the fair market value of the Company’s stock.

Warrants - There were no warrants for services granted during the three months ended March 31, 2016. The Company had 10,000 warrants for services outstanding as of March 31, 2016 with a weighted average exercise price of $0.90. The warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

9.	Commitments and Contingencies

Technology License – The Company has negotiated exclusive licenses from MD Anderson to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense and an annual license maintenance fee. The annual license maintenance fee attributable to the License Agreement totaling $0.1 million is included in Current Liabilities as of March 31, 2016.

Operating Lease - In April 2014, the Company entered into a lease agreement for a larger office space, which it occupied as of August 2014. The remaining lease payments due under this lease as of March 31, 2016 are $0.3 million.

Drug Supplier Project Plan – Bio-Path has a project plan agreement with a producer of the Company’s drug product for the manufacture and delivery of four batches of final drug product. As of March 31, 2016, the remaining commitment for these batches requires the Company to pay $0.5 million in various stages as the final product is manufactured and delivered. In addition, the Company has entered into an agreement with its drug substance provider for three batches of material to be used in the final drug product supplier plan with a remaining commitment totaling $0.6 million. The amounts paid for manufacture of the Company’s Grb2 drug substance and BP1001 drug product that have not been expensed totals $0.6 million and is carried on the balance sheet as of March 31, 2016 as Prepaid Drug Product for Testing (See Note 3). Commitments to the drug substance and drug product manufacturers for manufacturing development of Bio-Path’s second drug product candidate total $0.1 million. The balance of drug supplier commitments totaling $0.1 million is for assay development and manufacturing development.

10.	Subsequent Event

In April 2016, Bio-Path entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019 and requires Bio-Path to pay $2,500 per month over the term of the lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2015. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2015, and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

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

As of March 31, 2016, we had an accumulated deficit of $27.3 million. Our net loss was $1.9 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

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

Overview of Drug Candidates and Delivery Technology

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

Indications for Acute Myeloid Leukemia (AML) and Chronic Myelogenous Leukemia (CML)

AML – Background and Common Treatments. AML is the rapid accumulation of immature myeloid cells in the blood, resulting in a drop of the other cell types such as red blood cells and platelets. The expansion of immature monocytes leaves the patient unable to fight infection. If AML is left untreated, it usually results in death within three months. AML incidence increases with age, with more than 50% of the cases in people age 60 or older. AML is the most common acute leukemia in adults, and the National Cancer Institute estimates that approximately 20,000 new cases occur each year. The cure rate is between 5-15% in older adults, and those who cannot receive the standard course of chemotherapy have an average survival rate of five to ten months. The standard induction therapy for AML is Cytarabine with anthracycline, which has not been improved upon for the last 20 years. The last drug approval for AML was in 1990. Of those patients who are able to receive the standard induction therapy, about 75% will likely relapse. AML is an area of high unmet need for both the relapsed and the de novo elderly population who are typically ineligible for induction therapy.

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

BP1001 Development and Treatment for AML and CML. Our lead liposome delivered antisense drug candidate, BP1001, has been clinically tested in patients having AML, CML, MDS and ALL in a Phase I trial. During the Phase I trial, 80% of the evaluable patients had refractory or relapsed AML, having failed at least six prior therapies. In our study, 83% of patients showed decreased circulating blasts and anti-leukemic activity and eight patients stabilized for extended treatments.

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

The principal investigator for the Phase I clinical trial is a leading expert in the treatment of CML, AML, MDS and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the principal investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the American Society of Hematology (ASH) annual meeting in December 2011. Results that demonstrated potential anti-leukemia benefits in treated patients were included in the presentation. Subsequently, in 2013 the principal investigator prepared an abstract of updated information on the results of the clinical trial through Cohort 5, which was accepted for presentation at the ASH annual meeting in December 2013. Highlights (which have been updated to include patients from Cohort 6) of the presentation prepared by the principal investigator for the meeting included:

Data from the Phase I Clinical Trial

•	Among 20 evaluable patients, 15 demonstrated anti-leukemia activity with reduction in peripheral or bone marrow blasts from baseline.
•	Five patients demonstrated transient improvement and/or stable disease, three of whom received a total of five cycles each.
•	Two patients, in addition to achieving market blast percentage declines, also experienced transient improvements in leukemia cutis lesions.

Disease Stabilization in MDS and AML

•	Two patients with MDS, a 53-year-old male and a 72-year-old female, both achieved disease stabilization and continued therapy for five cycles before disease progression.
•	A 54-year-old HIV positive male with AML achieved stable disease and marked reduction in peripheral blasts, continuing therapy for five cycles before disease progression.

Experience in CML-Blast Phase

•	Patient with myeloid blast crisis of CML.
•	Prior therapies consisted of: imatinib, dastinib, nilotinib, DCC-2036, Cytarabine + Fludarabine + Dasatinib + Gemtuzumab, PHA-739358, Clofarabine + Dasatinib.
•	Upon start of BP1001, patient showed a significant reduction in blasts from 81% to 5%, but due to leptomeningeal disease progression discontinued therapy before full cycle.

Inhibition of Target Grb2 Protein

•	Grb2 levels were compared to baseline prior to treatment.
•	By end of treatment, BP1001 decreased Grb2 in 11 out of 13 samples (85%) tested (average reduction 50%).

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

On October 9, 2015, we announced the completion of Cohort 7, the first dosing cohort of the Phase Ib clinical trial, consisting of a 60 mg/m2 dose of BP1001 in combination with LDAC. Two of three evaluable patients, patients 35 and 38, achieved complete remission. On March 3, 2016, we announced the completion of Cohort 8, the second dosing cohort of the Phase Ib clinical trial, consisting of a 90 mg/m2 dose of BP1001 in combination with LDAC. Two of three evaluable patients achieved partial remission. One patient continues to receive additional treatments.

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

Indications for Triple Negative Breast Cancer (TNBC) and Inflammatory Breast Cancer (IBC)

TNBC and IBC – Background and Common Treatments. Approximately 15 to 20% of breast cancers fall into the category of triple-negative. TNBC tumors do not express estrogen receptors, progesterone receptors, and low human epidermal growth factor receptor 2 (HER2). These negative results mean that the growth of the cancer is not supported by the hormones estrogen and progesterone, or by the presence of HER2 receptors. Therefore, TNBC does not respond to hormonal therapy or therapies that target HER2 receptors. In addition, TNBC tumors are very aggressive. IBC often presents as TNBC and is a rare and very aggressive disease in which cancer cells block lymph vessels in the skin of the breast. This type of breast cancer is called “inflammatory” because the breast often looks swollen and red, or “inflamed.” IBC accounts for 2 to 5% of all breast cancers. IBC tumors are very aggressive and are frequently hormone receptor negative, which means hormone therapies may not be effective. The five year survival rate for IBC is approximately 40% versus approximately 87% for all breast cancers combined, making IBC a priority area for development of new treatments. The current treatment regimen includes radiation, chemotherapy and surgery. A lack of targeted treatments for these types of breast cancer has led to development of new therapeutics currently in clinical trials. Because of the aggressiveness of these cancers, a systemic treatment is needed. BP1001 represents a systemic treatment that targets an important pathway for TNBC and IBC cell growth and has potential to be integral for the treatment of these diseases.

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

BP1002

BP1002, also known by its scientific name as Liposomal Bcl2, is our second liposome delivered antisense drug candidate. BP1002 is intended to target the lymphoma and certain solid tumor markets. Clinical targets for BP1002 include lymphoma, breast cancer, colon cancer, prostate cancer and leukemia. We believe that BP1002 has the potential to treat 40 to 60% of solid tumors.

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

Non-Hodgkin’s Lymphomas –Background and Common Treatments. There are 56,000 new cases of non-Hodgkin’s lymphoma (NHL) per year, with approximately 30% being follicular lymphoma (FL) and approximately 60% being the more aggressive diffuse large B cell lymphoma (DLBCL) type. A consensus on front-line treatment for FL has not been established as many factors are taken into account in the treatment approach (e.g., age, stage of disease, cell surface markers). Rituximab is a treatment of choice for the majority of lymphomas and is typically used in combination with other chemotherapy agents or as a maintenance treatment.

BP1002 – Development and Treatment for FL, DLBCL, MALT, MCL AND BL. On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for FL. We intend to file a new IND to begin clinical testing of BP1002 in patients with multiple types of lymphoma in 2016. We anticipate that the Phase I trial will be open to refractory and relapsed patients with FL and other sub-types of NHL, including DLBCL, mucosa-associated lymphoid tissue (MALT), mantle cell lymphoma (MCL) and Burkitt’s lymphoma (BL).

Treatments of varying efficacy exist for FL and DLBCL; however, due to the wide variety of subtypes of this disease, a frontline approach is lacking. Bcl2 is over-expressed in 85% of patients due to a translocation between chromosomes 18 and 14, a hallmark of the disease. Therapies that directly and specifically block or inhibit protein synthesis of Bcl2 could be transformative in this indication. Toxicity in competing therapeutics using small molecule inhibitors of Bcl2 occurs due to non-specificity of the inhibitors. Bcl2 is part of a large family of proteins. Small molecule inhibitors developed against it typically bind to more than one member of the family. This leads to unexpected off-target adverse effects. A previous attempt at a Bcl2 antisense by Genta Inc. failed to show an improvement in remission or overall survival rates. This antisense was a phosphorothioate DNA with dose-limiting toxicity and it also did not have a lipid delivery mechanism to aid in prevention of clearance by the liver, reducing the levels of antisense reaching diseased cells. We believe that BP1002 overcomes the failures of previous attempts at inhibiting Bcl2 by specifically interrupting the protein expression of one protein and not a family of necessary proteins and does so without inherent toxicity. With BP1002, more drug substance can reach the circulating lymphocytes so that the cancer cells can be treated with a therapeutically relevant dose. We believe BP1002 provides a new tool for cancer treatment for not just lymphomas, but also many cancers for which Bcl2 expression is driving cell proliferation. The introduction of a new, non-toxic, and specific Bcl2 inhibitor could be a major advance in cancer therapeutics.

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

Recent Accounting Pronouncements

See Note 2 to the Unaudited Consolidated Financial Statements for a discussion of the impact of a new accounting standards update on the Company’s consolidated financial statements.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Research and Development Expense. Our research and development expense was $1.0 million for the three months ended March 31, 2016, an increase of $0.4 million compared to the three months ended March 31, 2015. The increase in research and development expense was primarily due to the release of drug material in preparation for our Phase II clinical trial for BP1001 in AML. The following table sets forth the company’s research and development expenses (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development expense	$978	$564
Non-cash stock-based compensation expense	42	29
Total research and development expense	$1,020	$593

General and Administrative Expense. Our general and administrative expense for the three months ended March 31, 2016 and March 31, 2015 was $0.8 million. The following table sets forth the company’s general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2016	2015
General and administrative expense	$796	$723
Non-cash stock-based compensation expense	53	63
Total general and administrative expense	$849	$786

Net Loss. Our net loss for the three months ended March 31, 2016 was $1.9 million, an increase of $0.5 million compared the three months ended March 31, 2015. Net loss per share, both basic and diluted, was $0.02 per share for the three months ended March 31, 2016 and March 31, 2015.

Liquidity and Capital Resources

Overview

To date, we have not generated any revenues. Since our inception, we have funded our operations primarily through public and private offerings of our capital stock and other securities. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing.

We had a cash balance of $6.5 million as of March 31, 2016 compared to a cash balance of $8.9 million as of December 31, 2015. We believe that our available cash at March 31, 2016, together with funding available under our at the market offering described below, will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Comparisons of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2016 was $2.4 million. Net cash used in operating activities consisted primarily of the net loss for the period of $1.9 million, an increase in other current assets of $0.6 million and an increase in prepaid drug product for testing of $0.1 million. These are partially offset by non-cash stock-based compensation expense of $0.1 million and technology license amortization and fixed asset depreciation expenses of $0.1 million.

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

“At the Market” Offering

On June 24, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the Shelf Registration Statement and a related prospectus supplement filed with the SEC on June 25, 2015, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. As of March 31, 2016, we have not offered or sold any shares of common stock under the Sales Agreement.

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, BP1001 and BP1002. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K as of the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We had cash and cash equivalents of approximately $6.5 million as of March 31, 2016. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

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

Our management, including our Chief Executive Officer (who is also our Chief Financial Officer), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Following this review and evaluation, our management determined that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2015.

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

Dated: May 10, 2016	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)