Form 10-Q
period 2016-06-30
BIO-PATH HOLDINGS INC
filed 2016-08-09
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At August 1, 2016, the Company had 95,645,224 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties, and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2015, and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. Please refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2015, and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of June 30,	As of December 31,
	2016	2015

Assets

Current assets
Cash	$4,224	$8,854
Prepaid drug product for testing	579	560
Other current assets	1,276	179

Total current assets	6,079	9,593

Fixed assets
Furniture, fixtures & equipment	123	123
Less Accumulated Depreciation	(72)	(51)
	51	72

Other assets
Technology licenses	2,500	2,500
Less Accumulated Amortization	(1,490)	(1,410)
	1,010	1,090

Total Assets	$7,140	$10,755

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	123	54
Accrued expense	690	883

Total current liabilities	813	937

Total Liabilities	813	937

Shareholders' Equity
Preferred Stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 200,000,000 shares authorized 89,762,872 and 89,762,872 shares issued and outstanding as of 6/30/16 and 12/31/15, respectively	90	90
Additional paid in capital	35,430	35,112
Accumulated deficit	(29,193)	(25,384)

Total shareholders' equity	6,327	9,818

Total Liabilities & Shareholders' Equity	$7,140	$10,755

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses

Research and development	1,187	564	2,207	1,157
General and administrative	757	567	1,606	1,353

Total operating expenses	1,944	1,131	3,813	2,510

Net operating loss	$(1,944)	$(1,131)	$(3,813)	$(2,510)

Other income (expense)
Interest income	2	5	4	10

Total other income (expense)	2	5	4	10

Net loss	$(1,942)	$(1,126)	$(3,809)	$(2,500)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	89,763	89,763	89,763	89,763

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flow from operating activities

Net loss	$(3,809)	$(2,500)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	80	80
Depreciation	21	21
Stock-based compensation	318	184
(Increase) decrease in assets
Prepaid drug product for testing	(19)	(541)
Other current assets	(1,097)	(153)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(124)	130

Net cash used in operating activities	(4,630)	(2,779)

Net increase (decrease) in cash	(4,630)	(2,779)

Cash, beginning of period	8,854	13,859

Cash, end of period	$4,224	$11,080

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements
for the Period Ended June 30, 2016

Unless the context requires otherwise, references in these Notes to the Unaudited Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2015. The results of operations for the period ended June 30, 2016, are not necessarily indicative of the results for a full-year period.

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

Using DNAbilize™ as a platform for drug manufacturing, the Company currently has two antisense drug candidates in development to treat a total of five different disease indications. The Company’s lead drug candidate, Liposomal Grb2 (“BP1001”), targets the protein Grb2 and is preparing to enter the efficacy portion of a Phase II clinical trial for acute myeloid leukemia and the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia. BP1001 is also in preclinical studies for solid tumors, including triple negative breast cancer and inflammatory breast cancer.

The Company’s second drug candidate, Liposomal Bcl2 (“BP1002”), targets the protein Bcl2, which is responsible for driving cell proliferation in up to 60% of all cancers. BP1002 is in preparation for an Investigational New Drug application.

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

In June 2015, the Company established an “at the market” (“ATM”) program through which it may offer and sell up to $25.0 million of its common stock from time to time, at Bio-Path’s discretion, through an investment banking firm, acting as sales agent. Sales of Bio-Path common stock under the ATM program will be made directly on or through the NASDAQ Capital Market, among other methods. Pursuant to the Securities Purchase Agreement (as defined below), the Company is subject to certain restrictions on its ability to offer and sell shares of common stock under the ATM program. As of June 30, 2016, the Company has not offered or sold any shares of its common stock under the ATM program.

As of June 30, 2016, Bio-Path had $4.2 million in cash on hand.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation. The new standard simplifies certain aspects of the accounting for share-based payment award transactions by allowing entities to continue to use current GAAP by estimating the number of awards that are expected to vest or, alternatively, entities can elect to account for forfeitures as they occur. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently evaluating the impact of future potential adoption of the new standard on the Company's consolidated financial statements.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $0.6 million in late 2015 pursuant to drug supply contracts for the manufacture and delivery of the Company’s lead drug product for testing in a Phase II clinical trial. This amount was carried on the Balance Sheet as of December 31, 2015 at cost as Prepaid Drug Product for Testing. The Company recognized certain expenses and incurred additional installment costs during 2016, with advanced payments totaling $0.6 million, which are carried on the Balance Sheet as of June 30, 2016 as Prepaid Drug Product for Testing (See Note 9).

4.	Other Current Assets

As of June 30, 2016, Other Current Assets included prepaid expenses of $1.3 million, comprised primarily of prepayments made to the Company’s clinical research organization in preparation for our Phase II clinical trial for BP1001 in AML. As of December 31, 2015, Other Current Assets included prepaid expenses of $0.2 million.

5.	Accounts Payable

As of June 30, 2016, Current Liabilities included accounts payable of $0.1 million, comprised primarily of amounts owed for preclinical studies, corporate communications expenses, legal fees and manufacturing development and testing services. By the first week of August 2016, the June 30, 2016 amounts included in accounts payable had been substantially paid. As of December 31, 2015, Current Liabilities included accounts payable of $0.1 million.

6.	Accrued Expense

As of June 30, 2016, Current Liabilities included accrued expense of $0.7 million for clinical trial expenses, legal fees, preclinical studies, accrued vacation and employee bonus accrual. As of December 31, 2015, Current Liabilities included accrued expense of $0.9 million.

7.	Stockholders’ Equity

Stockholders’ Equity totaled $6.3 million as of June 30, 2016 compared to $9.8 million as of December 31, 2015. There were 89,762,872 shares of common stock issued and outstanding as of June 30, 2016. There were no preferred shares outstanding as of June 30, 2016.

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

Stock-based compensation expense was $0.2 million and $0.1 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for both the three months ended June 30, 2016 and June 30, 2015 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended June 30, 2016 and June 30, 2015 was $0.1 million and $32,000, respectively.

Stock-based compensation expense was $0.3 million and $0.2 million for the six months ended June 30, 2016 and June 30, 2015, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the six months ended June 30, 2016 and June 30, 2015 was $0.2 million and $0.1 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for both the six months ended June 30, 2016 and June 30, 2015 was $0.1 million.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2016 and 2015:

	2016	2015
Risk-free interest rate	1.37%	1.65%
Expected volatility	109%	139%
Expected term in years	6.1	6.1
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plan for the six months ended June 30, 2016:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2015	5,752	$1.05
Granted	1,300	2.55
Outstanding at June 30, 2016	7,052	1.33
Exercisable at June 30, 2016	5,345	$1.00

As of June 30, 2016, the aggregate intrinsic value of outstanding stock options was $5.7 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. This amount changes based on the fair market value of the Company’s stock.

Warrants - There were no warrants for services granted during the three months ended June 30, 2016. The Company had 10,000 warrants for services outstanding as of June 30, 2016 with a weighted average exercise price of $0.90. The warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

9.	Commitments and Contingencies

Technology License – The Company has negotiated exclusive licenses from MD Anderson to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense and an annual license maintenance fee. The annual license maintenance fee attributable to the License Agreement totaling $0.1 million was included in Current Liabilities as of December 31, 2015 and was paid in April 2016.

Operating Lease - In April 2014, the Company entered into a lease agreement for a larger office space, which it occupied as of August 2014. The remaining lease payments due under this lease as of June 30, 2016 are $0.3 million.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019 and will require Bio-Path to pay $2,500 per month over the term of the lease. The remaining lease payments due under this lease as of June 30, 2016 are $0.1 million.

Drug Supplier Project Plan – Bio-Path has a project plan agreement with a producer of the Company’s drug product for the manufacture and delivery of four batches of final drug product, one of which has been delivered to the Company as of June 30, 2016 and the other three are in various stages of production. As of June 30, 2016, the remaining commitment for these batches requires the Company to pay $0.2 million in various stages as the final product is completed and delivered. In addition, the Company has entered into an agreement with its drug substance provider for three batches of material to be used in the final drug product supplier plan with a remaining commitment totaling $0.1 million. The amounts paid for manufacture of the Company’s Grb2 drug substance and BP1001 drug product that have not been expensed totals $0.6 million and is carried on the balance sheet as of June 30, 2016 as Prepaid Drug Product for Testing (See Note 3). Commitments to the drug substance and drug product manufacturers for manufacturing development of Bio-Path’s second drug product candidate total $0.1 million. The balance of drug supplier commitments totaling $0.1 million is for assay development and manufacturing development.

10.	Subsequent Event

On June 29, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain healthcare focused institutional investors pursuant to which we agreed to sell an aggregate of 5,882,352 shares of our common stock and warrants to purchase up to 2,941,176 shares of our common stock for gross proceeds of approximately $10.0 million. The offering closed on July 5, 2016. The net proceeds to the Company from the offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, was approximately $9.3 million.

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

Using DNAbilize™ as a platform for drug manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, Liposomal Grb2 (“BP1001”), targets the protein Grb2 and is preparing to enter the efficacy portion of a Phase II clinical trial for acute myeloid leukemia (AML) and the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia (CML). BP1001 is also in preclinical studies for solid tumors, including triple negative breast cancer (TNBC) and inflammatory breast cancer (IBC).

Our second drug candidate, Liposomal Bcl2 (“BP1002”), targets the protein Bcl2, which is responsible for driving cell proliferation in up to 60% of all cancers. BP1002 is in preparation for an Investigational New Drug (IND) application.

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

On June 29, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain healthcare focused institutional investors pursuant to which we agreed to sell an aggregate of 5,882,352 shares of our common stock and warrants to purchase up to 2,941,176 shares of our common stock for gross proceeds of approximately $10.0 million. The offering closed on July 5, 2016. The net proceeds to the Company from the offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, was approximately $9.3 million.

As of June 30, 2016, we had an accumulated deficit of $29.2 million. Our net loss was $1.9 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively. Our net loss was $3.8 million and $2.5 million for the six months ended June 30, 2016 and 2015, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

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

Phase II Clinical Trials

On February 9, 2015, we announced that we began enrollment into the combination therapy Phase Ib clinical trial, the safety segment of the Phase II clinical trial, for BP1001 in patients with AML. The combination therapy Phase Ib clinical trial consisted of two dosing cohorts of BP1001 (60 mg/m2 and 90 mg/m2) to test the safety profile of treating AML patients with BP1001 in combination with low dose Ara C (LDAC). Patients ineligible for intensive induction therapy are currently treated only with LDAC. We recently announced the completion of the Phase Ib trial. Results from the Phase Ib clinical trial demonstrated it is safe to add BP1001, which appears to yield better response rates in this AML patient population. Following the safety portion, the trial is expected to be opened in multiple centers to test 54 patients with the combination. An interim analysis is expected to be performed after 19 patients have been treated with the combination therapy.

On October 9, 2015, we announced the completion of Cohort 7, the first dosing cohort of the Phase Ib clinical trial, consisting of a 60 mg/m2 dose of BP1001 in combination with LDAC. On March 3, 2016, we announced the completion of Cohort 8, the second dosing cohort of the Phase Ib clinical trial, consisting of a 90 mg/m2 dose of BP1001 in combination with LDAC. On June 6, 2016, we announced that three of the six evaluable patients in Cohorts 7 and 8 achieved complete remission and two achieved partial remission.

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

Indications for Triple Negative Breast Cancer (TNBC) and Inflammatory Breast Cancer (IBC)

TNBC and IBC – Background and Common Treatments. Approximately 15 to 20% of breast cancers fall into the category of triple-negative. TNBC tumors do not express estrogen receptors, progesterone receptors and low human epidermal growth factor receptor 2 (HER2). These negative results mean that the growth of the cancer is not supported by the hormones estrogen and progesterone, or by the presence of HER2 receptors. Therefore, TNBC does not respond to hormonal therapy or therapies that target HER2 receptors. In addition, TNBC tumors are very aggressive. IBC often presents as TNBC and is a rare and very aggressive disease in which cancer cells block lymph vessels in the skin of the breast. This type of breast cancer is called “inflammatory” because the breast often looks swollen and red, or “inflamed.” IBC accounts for 2 to 5% of all breast cancers. IBC tumors are very aggressive and are frequently hormone receptor negative, which means hormone therapies may not be effective. The five-year survival rate for IBC is approximately 40% versus approximately 87% for all breast cancers combined, making IBC a priority area for development of new treatments. The current treatment regimen includes radiation, chemotherapy and surgery. A lack of targeted treatments for these types of breast cancer has led to development of new therapeutics currently in clinical trials. Because of the aggressiveness of these cancers, a systemic treatment is needed. BP1001 represents a systemic treatment that targets an important pathway for TNBC and IBC cell growth and has potential to be integral for the treatment of these diseases.

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

BP1002 – Development and Treatment for FL, DLBCL, MALT, MCL AND BL. On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for FL. We intend to file a new IND to begin clinical testing of BP1002 in patients with multiple types of lymphoma. We anticipate that the Phase I trial will be open to refractory and relapsed patients with FL and other sub-types of NHL, including DLBCL, mucosa-associated lymphoid tissue (MALT), mantle cell lymphoma (MCL) and Burkitt’s lymphoma (BL).

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Research and Development Expense. Our research and development expense was $1.2 million for the three months ended June 30, 2016, an increase of $0.6 million compared to the three months ended June 30, 2015. The increase in research and development expense was primarily due to the release of drug material in preparation for our Phase II clinical trial for BP1001 in AML and increased salaries and benefits expense. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Research and development expense	$1,092	$532
Non-cash stock-based compensation expense	95	32
Total research and development expense	$1,187	$564

General and Administrative Expense. Our general and administrative expense for the three months ended June 30, 2016 was $0.8 million, an increase of $0.2 million compared to the three months ended June 30, 2015. The increase in general and administrative expense was primarily due to increased legal fees, stock-based compensation and salaries and benefits expense. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	June 30,
	2016	2015
General and administrative expense	$629	$506
Non-cash stock-based compensation expense	128	61
Total general and administrative expense	$757	$567

Net Loss. Our net loss for the three months ended June 30, 2016 was $1.9 million, an increase of $0.8 million compared the three months ended June 30, 2015. Net loss per share, both basic and diluted, was $0.02 per share for the three months ended June 30, 2016 compared to $0.01 per share for the three months ended June 30, 2015.

Comparisons of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Research and Development Expense. Our research and development expense was $2.2 million for the six months ended June 30, 2016, an increase of $1.1 million compared to the six months ended June 30, 2015. The increase in research and development expense was primarily due to the release of drug material in preparation for our Phase II clinical trial for BP1001 in AML and increased salaries and benefits expense. The following table sets forth our research and development expenses (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Research and development expense	$2,070	$1,096
Non-cash stock-based compensation expense	137	61
Total research and development expense	$2,207	$1,157

General and Administrative Expense. Our general and administrative expense for the six months ended June 30, 2016 was $1.6 million, an increase of $0.3 million compared to the six months ended June 30, 2015. The increase in general and administrative expense was primarily due to increased legal fees, stock-based compensation and salaries and benefits expense. The following table sets forth our general and administrative expenses (in thousands):

	Six Months Ended
	June 30,
	2016	2015
General and administrative expense	$1,425	$1,230
Non-cash stock-based compensation expense	181	123
Total general and administrative expense	$1,606	$1,353

Net Loss. Our net loss for the six months ended June 30, 2016 was $3.8 million, an increase of $1.3 million compared the six months ended June 30, 2015. Net loss per share, both basic and diluted, was $0.04 per share for the six months ended June 30, 2016 compared to $0.03 per share for the six months ended June 30, 2015.

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

We had a cash balance of $4.2 million as of June 30, 2016 compared to a cash balance of $8.9 million as of December 31, 2015. We believe that our available cash at June 30, 2016, together with the net proceeds from the registered direct offering, as described below, will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2016 was $4.6 million. Net cash used in operating activities consisted primarily of the net loss for the period of $3.8 million, an increase in other current assets of $1.1 million and a decrease in current liabilities of $0.1 million. These are partially offset by non-cash stock-based compensation expense of $0.3 million and technology license amortization and fixed asset depreciation expenses of $0.1 million.

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

“At the Market” Offering

On June 24, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the Shelf Registration Statement and a related prospectus supplement filed with the SEC on June 25, 2015, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. Pursuant to the Securities Purchase Agreement, we are subject to certain restrictions on our ability to offer and sell shares of our common stock under the Sales Agreement. As of June 30, 2016, we have not offered or sold any shares of common stock under the Sales Agreement.

Registered Direct Offering

On June 29, 2016, we entered into the Securities Purchase Agreement with certain healthcare focused institutional investors pursuant to which we agreed to sell an aggregate of 5,882,352 shares of our common stock and warrants to purchase up to 2,941,176 shares of our common stock for gross proceeds of approximately $10.0 million. The offering closed on July 5, 2016. The net proceeds to the Company from the offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, was approximately $9.3 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any material off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We had cash and cash equivalents of approximately $4.2 million as of June 30, 2016. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).
3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.5	Articles of Transfer (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).
4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).
4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).
4.4	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).
4.5*	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees.
10.1	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2016	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).
3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.5	Articles of Transfer (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).
4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).
4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).
4.4	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).
4.5*	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees.
10.1	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

