Form 10-Q
period 2016-09-30
BIO-PATH HOLDINGS INC
filed 2016-11-09
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At November 2, 2016, the Company had 95,645,224 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its wholly-owned subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2015, and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. Please refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2015, and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of September 30,	As of December 31,
	2016	2015

Assets

Current assets
Cash	$11,299	$8,854
Prepaid drug product for testing	196	560
Other current assets	912	179

Total current assets	12,407	9,593

Fixed assets
Furniture, fixtures & equipment	148	123
Less accumulated depreciation	(82)	(51)
	66	72
Other assets
Technology licenses	2,500	2,500
Less accumulated amortization	(1,531)	(1,410)
	969	1,090

Total Assets	$13,442	$10,755

Liabilities & Shareholders’ Equity

Current liabilities
Accounts payable	118	54
Accrued expense	748	883

Total current liabilities	866	937

Warrant liability	3,199	-

Total Liabilities	4,065	937

Shareholders’ equity
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized 95,645,224 and 89,762,872 shares issued and outstanding as of 9/30/16 and 12/31/15, respectively	96	90
Additional paid in capital	40,044	35,112
Accumulated deficit	(30,763)	(25,384)

Total shareholders’ equity	9,377	9,818

Total Liabilities & Shareholders’ Equity	$13,442	$10,755

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses

Research and development	2,313	992	4,520	2,149
General and administrative	681	520	2,287	1,873

Total operating expenses	2,994	1,512	6,807	4,022

Net operating loss	$(2,994)	$(1,512)	$(6,807)	$(4,022)

Other income
Change in fair value of warrant liability	1,420	-	1,420	-
Interest income	4	4	8	14

Total other income	1,424	4	1,428	14

Net loss	$(1,570)	$(1,508)	$(5,379)	$(4,008)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	95,645	89,763	91,724	89,763

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flow from operating activities

Net loss	$(5,379)	$(4,008)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	121	121
Depreciation	31	31
Stock-based compensation	550	283
Change in fair value of warrant liability	(1,420)	-
(Increase) decrease in assets
Prepaid drug product for testing	364	(250)
Other current assets	(733)	(100)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(71)	(81)

Net cash used in operating activities	(6,537)	(4,004)

Cash flow from investing activities

Purchase furniture, fixtures & equipment	(25)	-

Net cash used in investing activities	(25)	-

Cash flow from financing activities

Net proceeds from sale of common stock	9,007	-

Net cash provided by financing activities	9,007	-

Net increase (decrease) in cash	2,445	(4,004)

Cash, beginning of period	8,854	13,859

Cash, end of period	$11,299	$9,855

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements
for the Period Ended September 30, 2016

Unless the context requires otherwise, references in these Notes to the Unaudited Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying interim financial statements have been prepared with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2015. The results of operations for the period ended September 30, 2016, are not necessarily indicative of the results for a full-year period.

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

Using DNAbilize™ as a platform for drug development and manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, Liposomal Grb2 (“BP1001”), targets the protein Grb2 and has entered the efficacy portion of a Phase II clinical trial for acute myeloid leukemia (AML) and is preparing to enter the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia (CML). BP1001 is also in preclinical studies for solid tumors, including triple negative breast cancer and inflammatory breast cancer.

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

In June 2015, the Company established an “at the market” (“ATM”) program through which it may offer and sell up to $25.0 million of its common stock from time to time, at Bio-Path’s discretion, through an investment banking firm, acting as sales agent. Sales of Bio-Path common stock under the ATM program will be made directly on or through the NASDAQ Capital Market, among other methods. Pursuant to the Securities Purchase Agreement (as defined below), the Company is subject to certain restrictions on its ability to offer and sell shares of common stock under the ATM program. As of September 30, 2016, the Company has not offered or sold any shares of its common stock under the ATM program.

On June 29, 2016, the Company entered into the Securities Purchase Agreement with certain healthcare focused institutional investors pursuant to which the Company agreed to sell an aggregate of 5,882,352 shares of the Company’s common stock and warrants to purchase up to 2,941,176 shares of the Company’s common stock for gross proceeds of approximately $10.0 million (the “2016 Registered Direct Offering”). The 2016 Registered Direct Offering closed on July 5, 2016. The net proceeds to the Company from the 2016 Registered Direct Offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, was approximately $9.3 million. These proceeds were partially offset by additional financing costs incurred during the period of $0.3 million. The Company has made an accounting policy election related to the treatment of offering costs. This election will result in the Company recording costs in the same manner dictated by the instrument attributable for incurring these costs.

As of September 30, 2016, Bio-Path had $11.3 million in cash on hand.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The new standard provides comprehensive guidance for recognizing revenue as goods or services are delivered to the customer in an amount that is expected to be earned from those same goods or services. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently evaluating the impact of future adoption of the new standard on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation. The new standard simplifies certain aspects of the accounting for share-based payment award transactions by allowing entities to continue to use current GAAP by estimating the number of awards that are expected to vest or, alternatively, entities can elect to account for forfeitures as they occur. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management is currently evaluating the impact of future potential adoption of the new standard on the Company’s consolidated financial statements.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $0.6 million in late 2015 pursuant to drug supply contracts for the manufacture and delivery of the Company’s lead drug product for testing in a Phase II clinical trial. This amount was carried on the Balance Sheet as of December 31, 2015 at cost as Prepaid Drug Product for Testing. The Company recognized certain expenses and incurred additional installment costs during 2016, with advanced payments totaling $0.2 million, which are carried on the Balance Sheet as of September 30, 2016 as Prepaid Drug Product for Testing (See Note 11).

4.	Other Current Assets

As of September 30, 2016, Other Current Assets included prepaid expenses of $0.9 million, comprised primarily of prepayments made to the Company’s clinical research organization for our Phase II clinical trial for BP1001 in AML. As of December 31, 2015, Other Current Assets included prepaid expenses of $0.2 million.

5.	Accounts Payable

As of September 30, 2016, Current Liabilities included accounts payable of $0.1 million, comprised primarily of amounts owed for manufacturing development and testing services, audit fees and legal fees. By the first week of November 2016, the September 30, 2016 amounts included in accounts payable had been substantially paid. As of December 31, 2015, Current Liabilities included accounts payable of $0.1 million.

6.	Accrued Expense

As of September 30, 2016, Current Liabilities included accrued expense of $0.7 million for clinical trial expenses, preclinical studies, legal fees, accrued vacation and employee bonus accrual. As of December 31, 2015, Current Liabilities included accrued expense of $0.9 million.

7.	Warrant Liability

In connection with the 2016 Registered Direct Offering, the Company issued warrants to purchase up to 2,941,176 shares of the Company’s common stock to certain healthcare focused institutional investors, as well as warrants to purchase up to 250,000 shares of the Company’s common stock to H.C. Wainwright & Co., LLC and its designees as compensation for its services as the placement agent (collectively, the “2016 Warrants”). The 2016 Warrants contain a provision for net cash settlement in the event of certain fundamental transactions involving the Company (defined in the 2016 Warrants to include, among other things, the Company’s approval and consummation of a merger with another entity, the Company’s approval and consummation of the sale of all or substantially all of the Company’s assets or the occurrence of certain other change of control transactions).

Due to this provision and in accordance with ASC 480-10 (FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity), the 2016 Warrants were classified as a liability and recorded at fair value using the Binomial Lattice Model. The estimated fair value of the Warrant Liability for the 2016 Warrants on the closing date, July 5, 2016, was $4.6 million. As of September 30, 2016, the fair value of the Warrant Liability was $3.2 million. The net change in fair value of $1.4 million during the quarter is shown as other income on the Company’s Consolidated Statements of Operations. The Company will continue to measure the fair value of the 2016 Warrants each quarter until they are exercised or expire and any change will be adjusted accordingly on the Company’s financial statements.

8.	Fair Value Measurements

In accordance with ASC 820, the Company uses various inputs to measure the 2016 Warrants on a recurring basis to determine the fair value of the liability. ASC 820 also establishes a hierarchy categorizing inputs into three levels used to measure and disclose fair value. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to unobservable inputs. An explanation of each level in the hierarchy is described below:

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table summarizes the Company’s 2016 Warrants measured at fair value within the hierarchy on a recurring basis as of September 30, 2016:

	Fair Value Measurements at September 30, 2016 (in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$3,199	$3,199

The Company did not have the 2016 Warrants at December 31, 2015.

The following table summarizes changes to the fair value of the Level 3 2016 Warrants for the nine months ended September 30, 2016:

Fair Value of Warrant Liability
(in thousands)
Balance at December 31, 2015	$-
Issuance	4,619
Change in fair value	(1,420)
Balance at September 30, 2016	$3,199

The Company utilized the Binomial Lattice Model for estimating the fair value of the 2016 Warrants using the following assumptions as of September 30, 2016:

As of September 30, 2016
Risk-free interest rate	1.14%
Expected volatility	104%
Expected term in years	5.3
Dividend yield	-%

9.	Stockholders’ Equity

Stockholders’ Equity totaled $9.4 million as of September 30, 2016 compared to $9.8 million as of December 31, 2015. There were 95,645,224 shares of common stock issued and outstanding as of September 30, 2016. There were no preferred shares outstanding as of September 30, 2016.

10.	Stock-Based Compensation and Warrants

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

Stock-based compensation expense was $0.2 million and $0.1 million for the three months ended September 30, 2016 and September 30, 2015, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for both the three months ended September 30, 2016 and September 30, 2015 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended September 30, 2016 and September 30, 2015 was $0.1 million and $36,000, respectively.

Stock-based compensation expense was $0.6 million and $0.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the nine months ended September 30, 2016 and September 30, 2015 was $0.3 million and $0.2 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the nine months ended September 30, 2016 and September 30, 2015 was $0.2 million and $0.1 million, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted average assumptions for options granted in the nine months ended September 30, 2016 and 2015:

	2016	2015
Risk-free interest rate	1.37%	1.65%
Expected volatility	109%	138%
Expected term in years	6.1	6.1
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plan for the nine months ended September 30, 2016:

		Weighted
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2015	5,752	$1.05
Granted	1,300	2.55
Outstanding at September 30, 2016	7,052	1.33
Exercisable at September 30, 2016	5,420	$1.00

As of September 30, 2016, the aggregate intrinsic value of outstanding stock options was $2.4 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. This amount changes based on the fair market value of the Company’s stock. As of December 31, 2015, the aggregate intrinsic value of outstanding stock options was $2.0 million.

As of September 30, 2016, unamortized stock-based compensation expense for all outstanding options was $2.1 million, which is expected to be recognized over a weighted average vesting period of 3.1 years.

Warrants - There were no warrants for services granted during the three months ended September 30, 2016. The Company had 10,000 warrants for services outstanding as of September 30, 2016 with a weighted average exercise price of $0.90. The warrants issued in connection with the sale of units of common stock were for cash value received and as such were not grants of compensation-based warrants.

11.	Commitments and Contingencies

Technology License – The Company has negotiated an exclusive license agreement (the “License Agreement”) with The University of Texas, MD Anderson Cancer Center (“MD Anderson”) to develop drug delivery technology for antisense and siRNA drug products. The License Agreement requires, among other things, the Company to reimburse MD Anderson for ongoing patent expense and an annual license maintenance fee. The annual license maintenance fee attributable to the License Agreement totaling $0.1 million was included in Current Liabilities as of December 31, 2015 and was paid in April 2016.

Operating Leases – In April 2014, the Company entered into a lease agreement for a larger office space, which it occupied as of August 2014. The remaining lease payments due under this lease as of September 30, 2016 are $0.2 million.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019 and will require Bio-Path to pay $2,500 per month over the term of the lease. The remaining lease payments due under this lease as of September 30, 2016 are $0.1 million.

Drug Supplier Project Plan – Bio-Path has a project plan agreement with a producer of the Company’s drug product for the manufacture and delivery of four batches of final drug product, three of which have been delivered to the Company as of September 30, 2016 and the fourth batch is expected to complete production in early 2017. As of September 30, 2016, the remaining commitment for these batches requires the Company to pay $0.1 million when the drug product from the fourth batch is completed and delivered. In addition, the Company has entered into an agreement with its drug substance provider for two batches of material to be used in the final drug product supplier plan with a remaining commitment totaling $0.1 million. In September 2016, the Company entered into an agreement with its drug substance provider for four batches of material that is expected to be delivered to the Company in the first quarter 2017. The commitment for the four batches of drug substance material total $0.9 million. The amounts paid for manufacture of the Company’s Grb2 drug substance and BP1001 drug product that have not been expensed totals $0.2 million and is carried on the balance sheet as of September 30, 2016 as Prepaid Drug Product for Testing (See Note 3). Commitments to the drug substance and drug product manufacturers for manufacturing development of Bio-Path’s second drug product candidate total $0.1 million. The balance of drug supplier commitments totaling $0.2 million is for assay development and manufacturing and supplier development.

Service Agreement – On September 30, 2016, the Company entered into a service agreement with a preclinical stage biotechnology company in connection with a development project involving our DNAbilize™ technology, pursuant to which we agreed to perform certain evaluation services in exchange for $50,000. While the agreement was entered into during the quarter ended September 30, 2016, due to the nature of the agreement, revenue will be recorded and recognized as services are performed. As of September 30, 2016, no services had been performed and, accordingly, no revenue was recorded or recognized during the period.

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

Using DNAbilize™ as a platform for drug development and manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, Liposomal Grb2 (“BP1001”), targets the protein Grb2 and has entered the efficacy portion of a Phase II clinical trial for acute myeloid leukemia (AML) and is preparing to enter the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia (CML). BP1001 is also in preclinical studies for solid tumors, including triple negative breast cancer (TNBC) and inflammatory breast cancer (IBC).

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

As of September 30, 2016, we had an accumulated deficit of $30.8 million. Our net loss was $1.6 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively. Our net loss was $5.4 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

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

Indications for Acute Myeloid Leukemia (AML) and Chronic Myelogenous Leukemia (CML)

AML – Background and Common Treatments. AML is the rapid accumulation of immature myeloid cells in the blood, resulting in a drop of the other cell types such as red blood cells and platelets. The expansion of immature monocytes leaves the patient unable to fight infection. If AML is left untreated, it usually results in death within three months. AML incidence increases with age, with more than 50% of the cases in people age 60 or older. AML is the most common acute leukemia in adults, and the National Cancer Institute estimates that approximately 20,000 new cases occur each year. The cure rate is between 5-15% in older adults, and those who cannot receive the standard course of chemotherapy have an average survival rate of five to ten months. The standard induction therapy for AML is Cytarabine with anthracycline. Of those patients who are able to receive the standard induction therapy, about 75% will likely relapse. AML is an area of high unmet need for both the relapsed and the de novo elderly population who are typically ineligible for induction therapy.

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

An important outcome for the Phase I clinical trial is the ability to assess for the first time the performance of our delivery technology platform in human patients. We have developed two new assays to be able to provide scientific proof of concept of the delivery technology. The first involves a novel detection method for the drug substance in blood samples to assess the pharmacokinetics of the drug. The second involves a method to measure down-regulation of the target protein in a patient blood sample that was achieved. The latter measurement provides critical proof that DNAbilize™ neutral liposome delivery technology delivered the drug substance to the cell and was able to transport it across the cell membrane into the interior to block cellular production of the Grb2 protein.

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

In April 2015, we received orphan drug designation by the FDA for BP1001 in AML. Orphan drug status provides Bio-Path with seven years of exclusivity after receiving formal marketing approval, as well as additional development incentives. The FDA grants this designation to certain drugs that target diseases affecting fewer than 200,000 people in the United States. Previously, we received orphan drug designation for BP1001 for CML. In October 2016, BP1001 received orphan drug designation for AML in the European Union (EU) from the European Medicines Agency (EMA). To receive orphan drug designation from the EMA, a therapy must be intended for the treatment of a life-threatening or chronically debilitating rare condition with a prevalence of less than five in 10,000 in the EU. Orphan drug designation provides incentives designed to facilitate development including fee reductions for protocol assistance, scientific advice and importantly, may provide up to ten years of market exclusivity in the EU following product approval.

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

On October 9, 2015, we announced the completion of Cohort 7, the first dosing cohort of the Phase Ib clinical trial, consisting of a 60 mg/m2 dose of BP1001 in combination with LDAC. On March 3, 2016, we announced the completion of Cohort 8, the second dosing cohort of the Phase Ib clinical trial, consisting of a 90 mg/m2 dose of BP1001 in combination with LDAC. On June 6, 2016, we announced data from the safety segment of the Phase II combination therapy of BP1001 and LDAC showed no dose limiting toxicities. Of the six evaluable patients, four patients completed more than two cycles of treatment, three patients achieved complete remission and two patients achieved partial remission. Pharmacokinetics of BP1001 demonstrated a half-life at 60 mg/m2 of 30 hours, significantly better than the 90 mg/m2 dose. The final analysis of these data, along with the demonstrated reductions in bone marrow blasts, suggested that 60 mg/m2 was the appropriate dose for use in the Phase II trial. Administratively, this required us to reformat documents for the Phase II trial with the 60 mg/m2 dose and resubmit for approvals with the FDA and site Institutional Review Boards, requiring additional time prior to starting the Phase II trial.

On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase II trial was dosed. The full trial design includes approximately 54 evaluable patients with an interim analysis to be performed after 19 patients are treated with the combination. In the event the interim results exceed the primary endpoint in the number of patients that meet or exceed statistically determined thresholds, we may seek to convert the trial into a registration trial for accelerated approval. The multi-site trial will be conducted at leading cancer centers, among them are Weill Medical College of Cornell University, Baylor Scott & White Health, The University of Kansas and MD Anderson.

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

Financial Operations Overview

Revenue

We have not generated significant revenues to date. Our ability to generate revenues from our drug candidates, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Research and Development Expense. Our research and development expense was $2.3 million for the three months ended September 30, 2016, an increase of $1.3 million compared to the three months ended September 30, 2015. The increase in research and development expense was primarily due to the release of drug material for our Phase II clinical trial for BP1001 in AML and associated clinical trial costs. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Research and development expense	$2,204	$956
Non-cash stock-based compensation expense	109	36
Total research and development expense	$2,313	$992

General and Administrative Expense. Our general and administrative expense for the three months ended September 30, 2016 was $0.7 million, an increase of $0.2 million compared to the three months ended September 30, 2015. The increase in general and administrative expense was primarily due to increased audit fees, stock-based compensation expense and salaries and benefits expense. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	September 30,
	2016	2015
General and administrative expense	$558	$457
Non-cash stock-based compensation expense	123	63
Total general and administrative expense	$681	$520

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability for the three months ended September 30, 2016 resulted in non-cash income of $1.4 million.

Net Loss. Our net loss for the three months ended September 30, 2016 was $1.6 million, an increase of $0.1 million compared the three months ended September 30, 2015. Net loss per share, both basic and diluted, was $0.02 per share for the three months ended September 30, 2016 and September 30, 2015. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Research and Development Expense. Our research and development expense was $4.5 million for the nine months ended September 30, 2016, an increase of $2.4 million compared to the nine months ended September 30, 2015. The increase in research and development expense was primarily due to the release of drug material for our Phase II clinical trial for BP1001 in AML and associated clinical trial costs as well as increased salaries and benefits expense. The following table sets forth our research and development expenses (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Research and development expense	$4,274	$2,052
Non-cash stock-based compensation expense	246	97
Total research and development expense	$4,520	$2,149

General and Administrative Expense. Our general and administrative expense for the nine months ended September 30, 2016 was $2.3 million, an increase of $0.4 million compared to the nine months ended September 30, 2015. The increase in general and administrative expense was primarily due to increased third party fees related to corporate communications, stock-based compensation expense and salaries and benefits expense. The following table sets forth our general and administrative expenses (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
General and administrative expense	$1,983	$1,687
Non-cash stock-based compensation expense	304	186
Total general and administrative expense	$2,287	$1,873

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability for the nine months ended September 30, 2016 resulted in non-cash income of $1.4 million.

Net Loss. Our net loss for the nine months ended September 30, 2016 was $5.4 million, an increase of $1.4 million compared the nine months ended September 30, 2015. Net loss per share, both basic and diluted, was $0.06 per share for the nine months ended September 30, 2016 compared to $0.04 per share for the nine months ended September 30, 2015. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Liquidity and Capital Resources

Overview

We have not generated significant revenues to date. Since our inception, we have funded our operations primarily through public and private offerings of our capital stock and other securities. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing.

We had a cash balance of $11.3 million as of September 30, 2016 compared to a cash balance of $8.9 million as of December 31, 2015. We believe that our available cash at September 30, 2016 will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2016 was $6.5 million. Net cash used in operating activities consisted primarily of the net loss for the period of $5.4 million, a non-cash decrease in fair value of the warrant liability of $1.4 million, an increase in other current assets of $0.7 million and a decrease in current liabilities of $0.1 million. These were partially offset by non-cash stock-based compensation expense of $0.6 million, a decrease in prepaid drug product for testing of $0.4 million and technology license amortization expense of $0.1 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2016 consisted of a fixed asset purchase totaling $25,000.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2016 was $9.0 million. Net cash provided by financing activities consisted of net proceeds of $9.3 million from the registered direct offering described below, which closed on July 5, 2016. These proceeds were partially offset by additional financing costs incurred during the period of $0.3 million.

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

“At the Market” Offering

On June 24, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the Shelf Registration Statement and a related prospectus supplement filed with the SEC on June 25, 2015, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act or any other method permitted by law, including in privately negotiated transactions. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. Pursuant to the Securities Purchase Agreement, we are subject to certain restrictions on our ability to offer and sell shares of our common stock under the Sales Agreement. As of September 30, 2016, we have not offered or sold any shares of common stock under the Sales Agreement.

2016 Registered Direct Offering

On June 29, 2016, we entered into the Securities Purchase Agreement with certain healthcare focused institutional investors pursuant to which we agreed to sell an aggregate of 5,882,352 shares of our common stock and warrants to purchase up to 2,941,176 shares of our common stock for gross proceeds of approximately $10.0 million (the “2016 Registered Direct Offering”). The 2016 Registered Direct Offering closed on July 5, 2016. The net proceeds to the Company from the 2016 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, was approximately $9.3 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any material off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We had cash and cash equivalents of approximately $11.3 million as of September 30, 2016. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Capital Market Risk. We have not generated significant revenues to date and depend on funds raised through other sources to fund our operations. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 5, 2016, we issued warrants to purchase up to 250,000 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC and its designees as compensation for its services as a placement agent in connection with the 2016 Registered Director Offering (the “Placement Agent Warrants”). Subject to certain ownership limitations, the Placement Agent Warrants become exercisable on January 5, 2017, have a term of five years after they become exercisable and have an exercise price of $2.46 per share of common stock.

The Placement Agent Warrants and the shares issuable upon exercise of the Placement Agent Warrants were not registered under the Securities Act and were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).
3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.5	Articles of Transfer (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).
4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).
4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).
4.4	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).
4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2016	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).
3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.5	Articles of Transfer (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).
4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).
4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).
4.4	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).
4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

