Form 10-K
period 2016-12-31
BIO-PATH HOLDINGS INC
filed 2017-03-15
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Registrant’s telephone number, including area code: (832) 742-1357

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 1, 2017, there were 95,645,224 of the registrant’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $163.3 million as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on The Nasdaq Capital Market on such date. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical and preclinical stage oncology focused antisense drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize™, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a neutral charged lipid bilayer. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize™ delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of proteins in blood diseases and solid tumors.

Using DNAbilize™ as a platform for drug development and manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), the unique nonproprietary (generic) drug name for BP1001 designated by the United States Adopted Names Council, targets the protein Grb2 and has entered the efficacy portion of a Phase II clinical trial for acute myeloid leukemia (AML) and is preparing to enter the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia (CML). Prexigebersen is also in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

Our second drug candidate, Liposomal Bcl2 (“BP1002”), targets the protein Bcl2, which is responsible for driving cell proliferation in up to 60% of all cancers. BP1002 is in preparation for an Investigational New Drug (IND) application.

We currently maintain an exclusive license agreement (the “License Agreement”) with The University of Texas, MD Anderson Cancer Center (“MD Anderson”), under which we license from MD Anderson the delivery technology platform, prexigebersen and BP1002. We are developing antisense drug candidates to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the manufacture of neutral charged DNA-liposome complexes.

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

Because of our unique ability to address unmet needs in hematological malignancies, our lead drug candidates focus in this area. Our lead drug candidate, prexigebersen, targets the protein Grb2, a bridging protein between activated and mutated cellular kinases and the proteins involved in cell proliferation, and in particular, Ras protein. When mutations occur that activate these kinases, the cell proliferates uncontrollably, via Grb2, and this results in disease. Inhibition of Grb2 interrupts this pathway and shuts off growth signals.

Prexigebersen has entered the efficacy portion of the Phase II clinical trial for AML in combination with frontline therapy low dose Ara C (LDAC) in elderly and induction therapy ineligible patients or patients who have decided to forego intensive induction therapy because of their age or fragile health. We completed the safety segment of Phase II clinical trials (the safety segment of Phase II clinical trials is also referred to as Phase Ib) demonstrating anti-leukemic benefit and no adverse events in two cohorts at two dose levels each with three evaluable patients. Patients in Cohort 7 received a 60 mg/m2 dose of prexigebersen and patients in Cohort 8 received a 90 mg/m2 dose of prexigebersen, each in combination with LDAC. Two of three patients in Cohort 7 achieved complete remission, despite having failed at least six other therapies prior to entering the trial. One patient in Cohort 8 achieved complete remission, while the remaining two patients in Cohort 8 achieved partial remission. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase II trial for AML was dosed. The full trial design includes approximately 54 evaluable patients with an interim analysis to be performed after 19 patients are treated with the combination. In the event the interim results exceed the primary endpoint in the number of patients that meet or exceed statistically determined thresholds, we may seek to convert the trial into a registration trial for accelerated approval. The multi-site trial is being conducted at leading cancer centers, among them are Weill Medical College of Cornell University, Baylor Scott & White Health, The University of Kansas and MD Anderson. In addition, a Phase Ib clinical trial for blast and accelerated phase CML patients is expected to begin in the spring of 2017 in combination with frontline therapy dasatinib.

Our second drug candidate, BP1002, targets the protein Bcl2. Bcl2 is an anti-apoptotic member of the Bcl2 family of proteins that regulate cell death. Amplified expression of Bcl2 protein is associated with numerous cancers due to the defining genetic hallmark of the disease, chromosomal translocation t(14;18). The t(14;18) moves the Bcl2 gene from chromosome 18 into the heavy chain immunoglobin locus on chromosome 14, resulting in uncontrolled high level expression of Bcl2 protein. Overexpression of Bcl2 results in uncontrolled cell growth in affected cells. The IND for BP1002 is being finalized and a Phase I clinical trial for lymphoma is expected to begin in 2017.

Strategy

Our strategy is to develop our lead candidates, prexigebersen and BP1002, for multiple indications where the pathways involving Grb2 or Bcl2, respectively, are utilized to promote cancer growth and proliferation. Using DNAbilize™ technology, we plan to develop therapeutics to a wide range of diseases and disorders independently and in partnership with others. The key elements of our strategy include:

(1)	Develop prexigebersen for treatment of AML and CML in combination with frontline therapies. The Phase I clinical trial demonstrated an excellent safety profile of prexigebersen in patients with relapsed or refractory AML, CML and Myelodysplastic Syndrome (MDS). Moving forward with AML, the area of highest need, we announced on March 3, 2016 that we completed the Phase Ib trial for combination therapy of prexigebersen with the frontline therapy LDAC. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase II trial for AML was dosed. Eligible patients include de novo elderly patients ineligible for induction therapy or patients who have decided to forego intensive induction therapy because of their age or fragile health. The Phase Ib clinical trial for blast and accelerated phase CML patients with prexigebersen in combination with dasatinib is expected to begin enrollment in the spring of 2017.

(2)	Develop prexigebersen for treatment of solid tumors. Preclinical studies are underway to assess the efficacy of prexigebersen in solid tumors. Research using an ovarian cancer model and a breast cancer model are currently in development. Preclinical experiments are being performed in collaboration with leaders in the field of ovarian and breast cancer at MD Anderson. Results from these studies will be used to assess the ability of prexigebersen to work as a monotherapy and in combination therapies for solid tumors.

(3)	Develop BP1002 for lymphoma. We are finalizing the IND in preparation to start a Phase I trial in lymphoma that will include multiple types of lymphoma, such as Burkitt’s lymphoma (BL), diffuse large B-cell lymphoma (DLBCL), follicular lymphoma (FL), mucosa-associated lymphoid tissue (MALT), and mantle cell lymphoma (MCL). It is expected that this will be a single-site, open-label, dose-escalating trial involving between 15-30 patients. The Phase I trial is expected to start enrolling patients in 2017.

(4)	Expand DNAbilize™ to evaluate targets beyond cancer. We plan to apply the DNAbilize™ delivery technology template to new protein targets that meet scientific, preclinical and commercial criteria and file new patents on these targets. We expect that these efforts will include collaboration with scientific key opinion leaders in the field of study and include developing drug candidates for diseases other than cancer.

(5)	Establish DNAbilize™ as the antisense drug delivery method of choice by forming partnerships with pharmaceutical and academic clinical research labs. We plan to utilize our business and scientific expertise to identify potential partners and initiate a wide-ranging, proactive licensing program that will include co-development of specific liposomal antisense drug candidates, licensing the delivery template for outside development of one or more liposomal antisense drug candidates or an out-license of a partially developed drug for final development and marketing.

Overview of Drug Candidates and Delivery Technology

The historical perspective of cancer treatments has been the use of drugs that affect the entire body. Advances in the past decade have shifted to treating the tumor tissue itself. One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease causing proteins while having little or no effect on other healthy tissue. We believe that nucleic acid drug products, specifically antisense, are a promising field of targeted therapy. Development of antisense, however, has been limited by the lack of a suitable method to deliver antisense drugs to the diseased cells with high uptake into the cell without causing toxicity. Our currently licensed DNAbilize™ neutral-lipid based liposome technology is designed to overcome these limitations. Studies conducted at MD Anderson have shown a 10-fold to 30-fold increase in tumor cell uptake with this technology compared to other delivery methods. In addition, to date, no adverse effects attributed to the study drug have been observed in our Phase I clinical trial for leukemia.

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

Table 1. Antisense or Anti-MiR drugs FDA Approved or in Clinical Trials

Nucleic Acid Modification	Drug	Targeted Gene	Clinical Status	Indications
Backbone Modifications
Phosphorothioate	Vitravene	Cytomegalovirus	Approved	CMV retinitis
P-ethoxy	Prexigebersen	Grb2	Phase II	Leukemia

Sugar Modifications
Morpholino	Eteplirsen	Dystrophin exon 51	Phase III	Duchenne Myotonic dystrophy
Morpholino	AVI-7100	Influenza virus	Phase I	Influenza
Locked Nucleic Acid	SPC2968	Hypoxia Inducing Factor	Phase II	Hepatocellular carcinoma
Locked Nucleic Acid	Miravirsen	miR-122	Phase II	Hepatitis C
2’-O-methyl	Drisapersen	Dystrophin exon 51	Phase III	Duchenne Myotonic dystrophy
2’- methoxy-O-ethyl	Mipomersen	Apolipoprotein B	Approved	Famial hypercholesterolemia

Lipid System	Natural Components	Potential toxicity

SNALP	Cholesterol, Phosphatidylcholine	Cationic lipid, PEG
Lipidoid	Cholesterol	PEG
LPH	Cholesterol, hyaluronic acid	DOTAP, PEG
Neutral lipid particle	DOPC lipid	None

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

PREXIGEBERSEN

Prexigebersen is targeted at the protein Grb2. Antisense inhibition of Grb2 interrupts the signals between mutated and activated receptors that connect to a well-known cancer associated switch called Ras protein. Inhibition of Grb2 does not cause cell death and thus does not result in adverse events typically observed with receptor inhibitors or Ras pathway inhibitors. We believe that prexigebersen has the potential to be an ideal combination for any number of cancer therapeutics where the Ras pathway is aberrantly activated and patient fitness is a major concern.

We have completed our Phase I clinical trials for prexigebersen for indications for AML, CML, MDS and Acute Lymphoblastic Leukemia (ALL). We are currently prioritizing our efforts on AML and CML and have begun the Phase Ib/Phase II clinical trials for these indications. Priorities for additional indications, including MDS or ALL, are expected to be addressed in the future as the results of our Phase II and work in solid tumors progresses.

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

Figure 3. Basic Statistics for AML

Figure 4. FDA Drug Approvals for AML over the Last 48 Years

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

Figure 5. Basic Statistics for CML

Prexigebersen Development and Treatment for AML and CML. Our lead liposome delivered antisense drug candidate, prexigebersen, has been clinically tested in patients having AML, CML, MDS and ALL in a Phase I trial. During the Phase I trial, 80% of the evaluable patients had refractory or relapsed AML, having failed at least 6 prior therapies. In our study, 83% of patients showed decreased circulating blasts and anti-leukemic activity and eight patients stabilized for extended treatments.

Phase I Clinical Trials

The Phase I clinical trial was a dose-escalating study to determine the safety and tolerance of escalating doses of prexigebersen. The study determined an optimal biologically active dose for further development. The pharmacokinetics of prexigebersen in patients from the study are being evaluated. In addition, patient blood samples from the trial were tested using a new assay developed by us to measure down-regulation of the target protein, the critical scientific data that demonstrated the delivery technology does in fact successfully deliver the antisense drug substance to the cell and across the cell membrane into the interior of the cell where expression of the target protein is blocked. The clinical trial was conducted at MD Anderson.

The original IND granted by the U.S. Food and Drug Administration (FDA) in March 2010 allowed us to proceed with a Phase I clinical trial having five cohorts culminating in a maximum dose of 50 mg/m2. However, in November 2012, we announced that since there had been no evidence of significant toxicity from treatment of patients with prexigebersen, we requested the FDA to allow higher dosing in patients. The principal investigator for the clinical trial, in consultation with our management team, advised us that with the absence of any real toxicity barriers, we should continue to evaluate higher doses of prexigebersen. The absence of significant toxicity provided a significant opportunity for us to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol was submitted allowing higher dosing. We announced in October 2014 that we completed Cohort 6, successfully treating three patients at a dose 90 mg/m2. There has been no evidence of significant toxicity from treatment of patients with prexigebersen in our Phase I clinical trial.

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

In this regard, in August 2013 we announced that our DNAbilize™ liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with our drug candidate prexigebersen inhibits the Grb2 disease-causing target protein in patients with blood cancers (Figure 8). Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for prexigebersen to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease that has a disease-causing protein as a chronic disorder. This accomplishment is a potentially significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and deliver the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principle for DNAbilize™ may lead to licensing and business development opportunities, supporting our business model.

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

Figure 6. AML Patient with HIV Demonstrated Reduction of
Peripheral Blasts and Sustained Improvement Over 5 Cycles of Treatment

End of C = end of the cycle of treatment

Experience in CML-Blast Phase

•	Patient with myeloid blast crisis of CML.
•	Prior therapies consisted of: imatinib, dasatinib, nilotinib, DCC-2036, cytarabine + fludarabine + dasatinib + gemtuzumab, PHA-739358, clofarabine + dasatinib.
•	Upon start of prexigebersen, patient showed a significant reduction in white blood cell (WBC) blasts from 81 percent to 5 percent, but due to leptomeningeal disease progression discontinued therapy before full cycle (Figure 7).

Figure 7. Prexigebersen Monotherapy Reversed Blast Phase Crisis
in a Patient in the Phase I Clinical Trial for Prexigebersen

Inhibition of Target Grb2 Protein

•	Grb2 levels were compared to baseline prior to treatment.
•	By end of treatment, prexigebersen decreased Grb2 in 10 out of 12 samples (83%) tested (average reduction 50%).
•	Phosphorylated ERK (pERK, extracellular signal related kinase), a protein downstream of the Ras protein, was decreased in 58% of samples.

Figure 8. Grb2 Protein and Downstream pERK are
Downregulated in Prexigebersen Treated Patient’s Cells

Grb2 levels decreased in 10 out of 12 patient samples by end of treatment (EOT)

pErk levels decreased in 7 of 12 patient samples by EOT

The Phase I clinical trial is typically ended when a maximum tolerated dose (MTD) is encountered. However, due to the lack of toxicity of the drug, a MTD was not observed. As a result, an optimal biological dose was determined and we completed Cohort 6 of our Phase I clinical trial. It is noted, however, that the lack of toxicity is a major advantage for the drug candidate prexigebersen since it allows higher levels of drug to be administered to the patient, increasing the potential therapeutic benefit.

In April 2015, we received orphan drug designation by the FDA for prexigebersen in AML. Orphan drug status provides Bio-Path with seven years of exclusivity after receiving formal marketing approval, as well as additional development incentives. The FDA grants this designation to certain drugs that target diseases affecting fewer than 200,000 people in the United States. In October 2016, prexigebersen received orphan drug designation for AML in the European Union (“E.U.”) from the European Medicines Agency (“EMA”). To receive orphan drug designation from the EMA, a therapy must be intended for the treatment of a life-threatening or chronically debilitating rare condition with a prevalence of less than five in 10,000 in the E.U. Orphan drug designation provides incentives designed to facilitate development, including fee reductions for protocol assistance, scientific advice and importantly, may provide up to ten years of market exclusivity in the E.U. following product approval.

Phase II Clinical Trials

On February 9, 2015, we announced that we began enrollment into the combination therapy Phase Ib clinical trial for prexigebersen in patients with AML. The combination therapy Phase Ib clinical trial consisted of two dosing cohorts of prexigebersen (60 mg/m2 and 90 mg/m2) to test the safety profile of treating AML patients with prexigebersen in combination with LDAC. Patients ineligible for intensive induction therapy are currently treated only with LDAC.

On October 9, 2015, we announced the completion of Cohort 7, the first dosing cohort of the Phase Ib clinical trial, consisting of a 60 mg/m2 dose of prexigebersen in combination with LDAC. On March 3, 2016, we announced the completion of Cohort 8, the second dosing cohort of the Phase Ib clinical trial, consisting of a 90 mg/m2 dose of prexigebersen in combination with LDAC. On June 6, 2016, we announced that data from Cohort 7 and Cohort 8 of the Phase Ib clinical trial combination therapy of prexigebersen and LDAC showed no dose limiting toxicities. Of the six evaluable patients from the Phase Ib clinical trial, four patients completed more than two cycles of treatment, three patients achieved complete remission and two patients achieved partial remission (Figure 9). Pharmacokinetics of prexigebersen demonstrated a half-life at 60 mg/m2 of 30 hours, significantly better than the 90 mg/m2 dose. The final analysis of these data, along with the demonstrated reductions in bone marrow blasts, suggested that 60 mg/m2 is the appropriate dose for use in the Phase II trial. Administratively, this required Bio-Path to substantially revise documents for the Phase II trial with the 60 mg/m2 dose and resubmit for approvals with the FDA and site Institutional Review Boards, which delayed the commencement of the Phase II trial.

Figure 9. Five out of six patients in cohorts 7 and 8 receiving the combination prexigebersen + LDAC achieve complete or partial remission

End of C = end of the cycle of treatment

A summary of the clinical trial results for the Phase I monotherapy for indications of AML, CML, MDS and ALL, and Phase Ib combination therapy for prexigebersen for indications of AML is shown in Table 2 below. The first six cohorts, patients 001 to 034, were treated in the Phase I clinical trial using prexigebersen as a monotherapy. The seventh cohort, patients 035, 037 and 038, were treated in our Phase Ib clinical trial evaluating the combination therapy of 60 mg/m2 prexigebersen.

Table 2. Summary Cohorts 1-7 Prexigebersen Clinical Trial Phase I and IB

Nadir: the lowest point, Off-TX: off treatment, DLT: dose limiting toxicity, PD: progressive disease, WD: withdraw, CR: complete remission, NE: not enough sample to evaluate, ND: not done, NA: not available

With the completion of Cohort 8, the Phase Ib trial has been completed. Results from the Phase Ib clinical trial demonstrated it is safe to add prexigebersen, which appears to yield better response rates in this AML patient population. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase II trial was dosed. The full trial design includes approximately 54 evaluable patients with an interim analysis to be performed after 19 patients are treated with the combination. In the event the interim results exceed the primary endpoint in the number of patients that meet or exceed statistically determined thresholds, we may seek to convert the trial into a registration trial for accelerated approval (Figure 10). The multi-site trial is being conducted at leading cancer centers, among them are Weill Medical College of Cornell University, Baylor Scott & White Health, The University of Kansas and MD Anderson.

Figure 10. Trial Design

Development of new therapeutics for AML and CML in blast crisis can meet currently unmet needs for patients who have very few treatment options due to age, fitness or treatment-resistance of advanced genetically unstable cells. Elderly patients unfit to receive a stem cell transplant or induction therapy face a likelihood of relapse to a more resistant leukemia for which current drug products are not effective. prexigebersen and DNAbilize™ technology offer new hope for achieving remission for fragile populations. We believe that the combination of prexigebersen with frontline chemotherapy can provide a way to treat cancer without added toxicity so that the patient can remain under treatment long enough to reach complete remission.

Indications for Triple Negative Breast Cancer (TNBC) and Inflammatory Breast Cancer (IBC)

TNBC and IBC – Background and Common Treatments. Approximately 15 to 20 percent of breast cancers fall into the category of triple-negative. TNBC tumors do not express estrogen receptors, progesterone receptors, and low human epidermal growth factor receptor 2 (HER2). These negative results mean that the growth of the cancer is not supported by the hormones estrogen and progesterone, or by the presence of HER2 receptors. Therefore, TNBC does not respond to hormonal therapy or therapies that target HER2 receptors. In addition, TNBC tumors are very aggressive. IBC often presents as TNBC and is a rare and very aggressive disease in which cancer cells block lymph vessels in the skin of the breast. This type of breast cancer is called “inflammatory” because the breast often looks swollen and red, or “inflamed.” IBC accounts for 2 to 5% of all breast cancers. IBC tumors are very aggressive and are frequently hormone receptor negative, which means hormone therapies may not be effective. The five-year survival rate for IBC is approximately 40% versus approximately 87% for all breast cancers combined, making IBC a priority area for development of new treatments. The current treatment regimen includes radiation, chemotherapy and surgery. A lack of targeted treatments for these types of breast cancer has led to development of new therapeutics currently in clinical trials. Because of the aggressiveness of these cancers, a systemic treatment is needed. Prexigebersen represents a systemic treatment that targets an important pathway for TNBC and IBC cell growth and has potential to be integral for the treatment of these diseases.

Prexigebersen Development and Treatment for TNBC and IBC. In July 2013, we announced that we were initiating preclinical testing of prexigebersen for TNBC and IBC. Our plan is to develop prexigebersen as a targeted therapy against TNBC and IBC. Our treatment goals are two-pronged: the first is to develop prexigebersen as a tumor reduction agent in combination with other approved drugs in preoperative settings for TNBC and IBC patients, and the second is to develop prexigebersen as a drug to treat and control or eliminate cancer metastasis in TNBC and IBC patients. Both of these treatment goals address high need situations for patients. Once the preclinical studies are completed, we believe that the observations that we learned from the original Phase I trial will help us increase the speed of progress for such Phase I trial in TNBC and IBC, as the toxicity profile of prexigebersen is currently well-established.

Indications for Other Solid Tumors (e.g., Lymphoma, Colon, Thyroid, and Head and Neck Cancers)

Cancers of colon, thyroid, head and neck, and lymphoma are solid tumors which utilize the same signaling pathway as TNBC and IBC, which involve the Grb2 protein. It has been proposed that prexigebersen may have clinical efficacy in these indications due to the overlapping similarity of the mechanisms of their growth and proliferation. As our program for prexigebersen continues to develop, it is anticipated that these indications will be assessed in preclinical research.

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

Non-Hodgkin’s Lymphomas –Background and Common Treatments. There are approximately 56,000 new cases of non-Hodgkin’s lymphoma (NHL) per year, with approximately 30% being follicular lymphoma (FL) and approximately 60% being the more aggressive diffuse large B cell lymphoma (DLBCL) type. A consensus on front-line treatment for FL has not been established as many factors are taken into account in the treatment approach (e.g., age, stage of disease, cell surface markers). Rituximab is a treatment of choice for the majority of lymphomas and is typically used in combination with other chemotherapy agents or as a maintenance treatment. Table 3 describes the current treatment options for follicular lymphoma.

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

Source:https://www.moffitt.org/File%20Library/Main%20Nav/Research%20and%20Clinical%20Trials/Cancer%20Control%20Journal/v19n3/187.pdf

BP1002 – Development and Treatment for FL, DLBCL, MALT, MCL AND BL. On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for FL. We intend to file a new IND to begin clinical testing of BP1002 in patients with multiple types of lymphoma in 2017. We anticipate that the Phase I trial will be open to refractory and relapsed patients with FL and other sub-types of NHL, including DLBCL, MALT, MCL and BL (Figure 11).

Figure 11. Non-Hodgkin’s Lymphoma Types and Prevalence

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

DNAbilize™

DNAbilize™ technology is available for out-licensing. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new liposomal antisense drug candidates. A new product identification template was recently approved that defines a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. A significant amount of capital is expected to be allocated to in-license promising protein targets that can be developed as new liposomal antisense drug candidates. As we expand, we will look at indications where a systemic delivery is needed and antisense can be used to slow, reverse or cure a disease, either alone or in combination with another drug.

We are interested in pursuing a wide-ranging, proactive licensing program to include co-development of specific liposomal antisense drug candidates, sub-licensing our delivery template for outside development of liposomal antisense drug candidates or out-licensing a partially-developed drug candidate for final development and marketing.

Research and Development

Our research and development expense primarily consists of third-party clinical and preclinical development activities, salaries and benefits expense and stock-based compensation. As we advance and expand our pipeline of drug candidates, we anticipate our research and development expenses will continue to increase in conjunction with these activities. Research and development expenses incurred for the years ended December 31, 2016, 2015 and 2014 were $5.5 million, $3.0 million and $1.6 million, respectively. Research and development - related party expenses incurred for the year ended December 31, 2014 were $0.2 million. Research and development - related party expense has been consolidated with research and development expense on our financial statements in 2015 and 2016 as MD Anderson is no longer a greater than 5% stockholder in the Company.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. Accordingly, we have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with third-party manufacturers for the manufacture of our drug requirements, including agreements for the manufacture of prexigebersen for use in our Phase II clinical trial, a development agreement for BP1002 and an agreement for the manufacture of BP1002 for use in our planned Phase I clinical trial. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, as discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K under the heading “Risks Related to Manufacturing Our Drug Candidates.” If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of such approved drug candidates. However, we may in the future elect to manufacture certain of our drug candidates in our own manufacturing facilities. If we do so, we will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

Sales and Marketing

We currently do not have any commercial drug products or an organization for the sales and marketing of pharmaceutical products. In order to successfully commercialize any drug candidates that may be approved in the future by the FDA or comparable foreign regulatory authorities, we must build our sales and marketing capabilities or make arrangements with third parties to perform these services. For certain drug candidates in selected indications where we believe that an approved product could be commercialized by a specialty sales force that calls on a limited but focused group of physicians, we may commercialize these products ourselves. However, in therapeutic indications that require a large sales force selling to a large and diverse prescribing population, we may enter into arrangements with other companies for commercialization. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party.

As previously noted, we have entered into the License Agreement with MD Anderson, which relates to the delivery technology platform for antisense nucleic acids, including two single nucleic acid (antisense) drug products, prexigebersen and BP1002. In addition, we may enter into out-license and in-license agreements in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Under the License Agreement, we license rights to certain patents that are necessary or useful for our business. Some of these material patents are set to expire as early as 2017.

We plan to expand our intellectual property portfolio by filing patent applications that are applicable to our technology and business strategy. Our patent portfolio currently includes two pending patent applications in the United States that cover the manufacturing method, formulation and antisense composition for new targets in preclinical development and for combinations of antisense drugs with frontline therapeutics. There can be no assurances that patents related to these applications or applications we may file in the future will be issued or that any issued patents will provide meaningful protection for our drug candidates, which could materially and adversely affect our competitive business position, business prospects and financial condition.

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

Employees

We currently employ 12 full-time employees. We also have contractual relationships with additional professionals who perform certain medical officer, regulatory and drug development duties. We believe relations with such professionals and employees are good.

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

The process required by the FDA before a new drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to FDA’s Good Laboratory Practice regulations;
•	submission of an IND, which must become effective before human clinical trials may begin and which must include approval by an institutional review board at each clinical site before the trials are initiated;

•	performance of adequate and well-controlled human clinical trials according to FDA’s Good Clinical Practice (“GCP”) regulations to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to, and acceptance by, the FDA of a new drug application (an “NDA”);
•	completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

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

Drug manufacturers and their subcontractors are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws.

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

Foreign Regulations

Whether or not we obtain FDA approval for a drug candidate, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of our products in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application (“CTA”), much like an IND, prior to the commencement of human clinical trials. In the E.U., for example, a CTA must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country.

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

There have been and we expect that there will continue to be frequent federal and state proposals to impose governmental pricing controls or cost containment measures for prescription drugs. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, contains provisions that may reduce the profitability of drugs, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more of our drug candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Prexigebersen previously received orphan drug designations for the treatment of CML in the United States. Orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the United States at the time of application for orphan designation. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan designation qualifies the sponsor of the product for a tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, the approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug.

In October 2016, prexigebersen also received orphan drug designation for AML in the E.U. from the EMA. To receive orphan drug designation from the EMA, a therapy must be intended for the treatment of a life-threatening or chronically debilitating rare condition with a prevalence of less than five in 10,000 in the E.U. Orphan drug designation provides incentives designed to facilitate development, including fee reductions for protocol assistance, scientific advice and importantly, may provide up to ten years of market exclusivity in the E.U. following product approval.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We are a clinical stage biotechnology company with no significant revenue. We have incurred significant operating losses since our inception, and we expect to incur losses for the foreseeable future and may never achieve profitability.

We have incurred significant operating losses since our inception. As of December 31, 2016, we had accumulated net losses of $32.1 million. To date, we have not generated any revenue from the sale of our drug candidates and we do not expect to generate any revenue from sales of our drug candidates for the foreseeable future. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts.

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

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen and BP1002. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

We believe that our available cash at December 31, 2016 will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months. However, our future capital requirements may change and will depend on numerous factors, including:

•	the rate of progress, results and costs of completion of ongoing clinical trials of our drug candidates;

•	the rate of progress, results and costs of completion of the ongoing preclinical trials of prexigebersen and BP1002;

•	the size, scope, rate of progress, results and costs of completion of any potential future clinical trials and preclinical trials of our drug candidates that we may initiate;

•	the costs to obtain adequate supply of the compounds necessary for our drug candidates;

•	the costs of obtaining regulatory approval of our drug candidates;

•	the scope, prioritization and number of drug development programs we pursue;

•	the costs for preparing, filing, prosecuting, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or in-license other products and technologies and the costs to develop those products and technologies;

•	the costs of future commercializing activities, including product sales, marketing, manufacturing and distribution, of any of our drug candidates or other products for which marketing approval has been obtained;

•	our ability to establish strategic collaborations and licensing or other arrangements on terms favorable to us; and

•	competing technological and market developments.

There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. If adequate funds are not available on a timely basis, we may be forced to:

•	delay, reduce the scope of or eliminate one or more of our drug development programs;

•	relinquish, license or otherwise dispose of rights to technologies, drug candidates or products that we would otherwise seek to develop or commercialize ourselves at an earlier stage or on terms that are less favorable than might otherwise be available; or

•	liquidate and dissolve the Company.

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

If we do enter into collaborative arrangements, the success of these collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Furthermore, we may face risks and uncertainties in connection with collaborative arrangements, including:

•	inability to integrate the resources or capabilities of collaborators;

•	collaborators may prove difficult to work with or less skilled than we originally expected;

•	disputes may arise with respect to the ownership of rights to technology developed with collaborators;

•	disagreements with collaborators could delay or terminate the research, development or commercialization of products or result in litigation or arbitration;

•	difficulty enforcing our arrangements if one of our collaborators fails to perform;

•	termination of our collaboration arrangements by collaborators, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business or financial communities;

•	collaborators may have considerable discretion in electing whether to pursue the development of any additional drug candidates and may pursue technologies or products either on their own or in collaboration with our competitors that are similar to or competitive with our technologies; and

•	collaborators may change the focus of their development and commercialization efforts.

If we are unsuccessful in our collaborative efforts, our ability to develop and market drug candidates could be severely limited.

If we are unable to attract and retain key management, scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.

Our success depends on the availability and contributions of members of our senior management team, scientific team and other key personnel. The loss of services of any of these individuals could delay, reduce or prevent our drug development and other business objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform drug development work will be critical to our success. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other public and private research institutions. We may be unable to attract and retain these individuals, and our failure to do so could materially adversely affect our business and financial condition.

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

We expect to expand our operations in the future and may face challenges in managing our growth, which may result in disruptions to our operations.

We expect to expand our operations over time. To successfully manage future growth, we may need to implement and improve our managerial, operational and financial resources, and may need to expand our facilities and recruit and train additional qualified personnel. Our expected growth may also require significant financial resources, which may not be available when needed or on terms favorable to us. Our senior management may be required to devote substantial attention to managing growth activities and may be unable to effectively manage the expansion of our operations due to our limited resources, which may result in disruptions to our business operations and could harm our business and financial condition.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation experiences an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to utilize its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post- change taxable income or taxes may be limited. Our prior and potential future equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change under Section 382 of the Code. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders might otherwise consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•	limitations on our stockholders’ ability to call special meetings of stockholders;

•	an advance notice requirement for stockholder proposals and nominations for members of our Board;

•	the authority of our Board to determine the number of director seats on our Board; and

•	the authority of our Board to issue preferred stock with such terms as our Board may determine.

In addition, because we are governed by Delaware law, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Risks Relating to the Development of Our Drug Candidates

We must complete extensive clinical trials to demonstrate the safety and efficacy of our drug candidates. If we are unable to demonstrate the safety and efficacy of our drug candidates, we will not be successful.

To date, none of our drug candidates have been approved for sale in the United States or any foreign country. While antisense therapeutics have been in development for over 20 years, only two antisense drugs have been successfully developed to date. Further, development of liposomal antisense therapeutics, which comprise our drug therapeutics technology, has faced many challenges and generally remains unproven in the treatment of cancers. The success of our business depends primarily on our ability to develop and commercialize our drug candidates successfully. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing of our drug candidates.

On February 9, 2015, we announced that we began enrollment into the combination therapy Phase Ib clinical trial for prexigebersen in patients with AML. The combination therapy Phase Ib clinical trial consisted of two dosing cohorts of prexigebersen (60 mg/m2 and 90 mg/m2) to test the safety profile of treating AML patients with prexigebersen in combination with LDAC. Patients ineligible for intensive induction therapy are currently treated only with LDAC. We recently announced the completion of the Phase Ib trial. Results from the Phase Ib clinical trial demonstrated it is safe to add prexigebersen, which appears to yield better response rates in this AML patient population. Following the safety portion, the trial is expected to be opened in multiple centers to test 54 patients with the combination. An interim analysis is expected to be performed after 19 patients have been treated with the combination therapy. On October 9, 2015, we announced the completion of Cohort 7, the first dosing cohort of the Phase Ib clinical trial, and on March 3, 2016, we announced the completion of Cohort 8, the second dosing cohort of the Phase Ib clinical trial. On June 6, 2016, we announced data from the safety segment of the Phase II combination therapy of prexigebersen and LDAC showed no dose limiting toxicities. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase II trial was dosed. In addition, (i) we are currently conducting preclinical studies on prexigebersen for TNBC and IBC and (ii) we plan to initiate two other Phase II clinical trials for prexigebersen in CML, among other things. We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to move on to further efficacy segments of the Phase II or Phase III clinical trials or commence and complete any other clinical trials for any of our drug candidates. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical trials or clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage trials. The failure of clinical trials to demonstrate safety and efficacy of one or more of our drug candidates will have a material adverse effect on our business and financial condition.

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

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy in past clinical trials to obtain regulatory approval to commence a further clinical trial;

•	convincing the FDA that we have selected valid endpoints for use in proposed clinical trials;

•	reaching agreements on acceptable terms with prospective contract manufacturers for manufacturing sufficient quantities of our drug candidates; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

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

Many of these factors that may lead to a delay, suspension or termination of clinical trials of our drug candidates may also ultimately lead to denial of regulatory approval of our drug candidates. If we experience delays in the completion of, or termination of, clinical trials of any drug candidates in the future, our business, financial condition and the commercial prospects for our drug candidates could be materially adversely affected, and our ability to generate product revenues could be delayed or eliminated.

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

Whether or not we obtain FDA approval for a drug candidate, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of our products in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application, much like an IND, prior to the commencement of human clinical trials. In the E.U., for example, a CTA must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country.

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

Our research and development activities, preclinical studies and clinical trials, and the manufacturing, marketing and labeling of any products we may develop, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. Changes in existing federal, state and foreign laws and agency regulations may be established that could prevent or delay regulatory approval of our drug candidates or materially increase our costs, including:

•	changes in the FDA and foreign regulatory processes for new therapeutics that may delay or prevent the approval of any of our drug candidates;

•	new laws, regulations, or judicial decisions related to healthcare availability or the payment for healthcare products and services, including prescription drugs, that would make it more difficult for us to market and sell products once they are approved by the FDA or foreign regulatory agencies;

•	changes in FDA and foreign regulations that may require additional safety monitoring prior to or after the introduction of new products to market, which could materially increase our costs of doing business; and

•	changes in FDA and foreign current cGMP that would make it more difficult for us to manufacture our drug candidates in accordance with cGMP.

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

Prexigebersen has received orphan drug designations for the treatment of CML in the United States. Orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the United States at the time of application for orphan designation. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan designation qualifies the sponsor of the product for a tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, the approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug.

In October 2016, prexigebersen also received orphan drug designation for AML in the E.U. from the EMA. To receive orphan drug designation from the EMA, a therapy must be intended for the treatment of a life-threatening or chronically debilitating rare condition with a prevalence of less than five in 10,000 in the E.U. Orphan drug designation provides incentives designed to facilitate development, including fee reductions for protocol assistance, scientific advice and importantly, may provide up to ten years of market exclusivity in the E.U. following product approval.

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

We have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with our third-party manufacturer for the manufacture of our drug requirements, including an agreement for the manufacture of prexigebersen for use in our Phase II clinical trial and a development agreement for BP1002. To date, we have made steady progress with our current third-party manufacturers, overcoming challenges associated with scaling up manufacturing to develop their capabilities to supply us with our necessary quantities of drug supplies for our clinical trials. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, including:

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

Our third-party manufacturers are required to produce our drug candidates under FDA cGMP in order to meet acceptable standards for our preclinical testing and clinical trials. If such standards change, the ability of third-party manufacturers to produce our drug candidates on the schedule we require for our preclinical tests and clinical trials may be affected. In addition, third-party manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to gain approval for or commercialize our drug candidates. Any difficulties or delays in the manufacturing and supply of our drug candidates could increase our costs or cause us to lose revenue or postpone or cancel clinical trials.

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

We are party to an exclusive license with MD Anderson that gives us rights to intellectual property that is necessary or useful for our business. We may enter into additional licenses for third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. If applicable, our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of any such patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could materially adversely affect our competitive business position, business prospects and financial condition.

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

We may seek the additional capital necessary to fund our operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. In addition, sales of a substantial number of shares of our common stock or other securities in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. On March 10, 2014, our common stock ceased trading on the OTCQX and commenced trading on The NASDAQ Capital Market, and there is a limited history on which to gauge the volatility of our stock price on The NASDAQ Capital Market. Since January 1, 2015 through December 31, 2016, our stock price has fluctuated from a low of $0.95 to a high of $3.19. The market price for our common stock will be affected by a number of factors, including:

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

Our common stock is thinly traded and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 3,000 square feet of office space for general and administrative purposes in Bellaire, Texas, which is part of the Houston metropolitan area, under a lease agreement that expires on July 31, 2019.

In April 2016, we entered into a lease agreement for approximately 2,100 square feet of lab space located in Bellaire, Texas for research and development purposes. The term of lease began on May 1, 2016 and terminates on April 30, 2019.

We do not own or lease any other real property that is materially important to our business. We believe that our current facilities are adequate for our current needs and that additional space will be available when and as needed.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ Capital Market under the symbol “BPTH.” The following table sets forth the high and low sale prices per share for our common stock, as reported on The NASDAQ Capital Market for the periods indicated:

	High	Low
Fiscal Year Ended December 31, 2015

First Fiscal Quarter	$2.69	$1.60
Second Fiscal Quarter	$2.03	$0.99
Third Fiscal Quarter	$1.44	$1.00
Fourth Fiscal Quarter	$2.00	$1.11

Fiscal Year Ended December 31, 2016

First Fiscal Quarter	$2.68	$1.24
Second Fiscal Quarter	$3.19	$1.86
Third Fiscal Quarter	$1.99	$1.25
Fourth Fiscal Quarter	$1.50	$0.95

Holders

As of March 1, 2017, there were 95,645,224 shares of our common stock outstanding and approximately 280 stockholders of record.

Dividends

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph compares the cumulative total return on our common stock during the last five fiscal years with the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index during the same period. The graph shows the value at the end of each of the last five fiscal years, of $100 invested in our common stock. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The statement of operations data for the years ended December 31, 2016, 2015 and 2014, and the balance sheet data as of December 31, 2016 and 2015, have been derived from our financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2013 and 2012, and the balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including notes, and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Revenues and Other Income:
Revenue	$13	$—	$—	$—	$—
Other income	1,725	18	23	4	1
Total revenues and other income	1,738	18	23	4	1
Expenses:
Research and development	5,474	3,020	1,630	1,519	1,133
Research and development – related party	—	—	197	116	464
General and administrative	3,014	2,465	2,715	1,634	986
Other expense	—	—	—	1	1
Total expenses	8,488	5,485	4,542	3,270	2,584
Net loss	$(6,750)	$(5,467)	$(4,519)	$(3,266)	$(2,583)

Net loss per share – basic and diluted	$(0.07)	$(0.06)	$(0.05)	$(0.05)	$(0.04)
Basic and diluted weighted average number of common shares outstanding	92,704	89,763	89,282	71,373	59,318

Balance Sheet Data

Cash, cash equivalents	$9,375	$8,854	$13,859	$3,552	$534
Other current assets	1,278	739	255	115	238
Total assets	12,196	10,755	15,478	5,079	2,344
Total liabilities	3,956	937	562	295	329
Accumulated deficit	(32,134)	(25,384)	(19,917)	(15,398)	(12,131)
Total stockholders’ equity	$8,240	$9,818	$14,917	$4,783	$2,015

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

Overview

We are a clinical and preclinical stage oncology focused antisense drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize™, is a platform that uses P-ethoxy, which is a DNA backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a neutral charged lipid bilayer. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize™ delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of proteins in blood diseases and solid tumors.

Using DNAbilize™ as a platform for drug manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen, the unique nonproprietary (generic) drug name for BP1001 designated by the United States Adopted Names Council, targets the protein Grb2 and has entered the efficacy portion of Phase II clinical trials for AML and is preparing to enter the safety segment of a Phase II clinical trial for blast phase and accelerated phase CML. Prexigebersen is also in preclinical studies for solid tumors, including ovarian and breast cancer.

Our second drug candidate, BP1002, targets the protein Bcl2, which is responsible for driving cell proliferation in up to 60% of all cancers. BP1002 is in preparation for an IND application and expected to begin a Phase I clinical trial for lymphoma in 2017.

We currently maintain the License Agreement with MD Anderson, under which we license from MD Anderson the delivery technology platform and prexigebersen and BP1002. We are developing antisense drug candidates to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the manufacture of neutral charged DNA-liposome complexes.

As of December 31, 2016, we had an accumulated deficit of $32.1 million. Our net loss was $6.8 million, $5.5 million and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval for one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

Financial Operations Overview

Revenue

We have not generated significant revenues to date. Our ability to generate revenues from our drug candidates, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates.

During 2016, the Company entered into a fixed fee service agreement with a preclinical stage biotechnology company in connection with a development project involving our DNAbilize™ technology, pursuant to which we agreed to perform certain evaluation services in exchange for $50,000. As of December 31, 2016, the Company has recorded $13,000 in revenue under the agreement. Payments received prior to the Company’s performance of work are recorded as deferred revenue and recognized as revenue once the work is performed.

In the future, we may generate revenue from a combination of product sales, third-party grants, service agreements, strategic alliances and licensing arrangements. We expect that any revenue we generate will fluctuate due to the timing and amount of services performed, milestones achieved, license fees earned and payments received upon the eventual sales of our drug candidates, in the event any are successfully commercialized. If we fail to complete the development of any of our drug candidates or obtain regulatory approval for them, our ability to generate future revenue will be adversely affected.

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including the development of our drug candidates. Our research and development expenses consist of:

•	expenses related to research and development personnel, including salaries and benefits, travel and stock-based compensation;

•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, clinical investigative sites, laboratories, manufacturing organizations and consultants;

•	license fees, including maintenance fees and patent expense paid to MD Anderson in connection with the License Agreement; and

•	costs of materials used during research and development activities.

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

Results of Operations

Comparisons of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Revenue. Our revenue was $13,000 for the year ended December 31, 2016. We had no revenue in the year ended December 31, 2015. The increase in revenue represents revenue that has been recorded pursuant to a fixed fee service agreement with a preclinical stage biotechnology company in connection with a development project involving our DNAbilize™ technology, pursuant to which we agreed to perform certain evaluation services in exchange for $50,000. Payments received prior to the Company’s performance of work are recorded as deferred revenue and recognized as revenue once the work is performed.

Research and Development Expenses. Our research and development expense was $5.5 million for the year ended December 31, 2016, an increase of $2.5 million compared to the year ended December 31, 2015. The increase in research and development expense was primarily due to the release of drug material for our Phase II clinical trial for prexigebersen in AML and associated clinical trial costs as well as increased salaries and benefits expense. The following table sets forth our research and development expenses (in thousands):

	Year ended
	December 31,
	2016	2015
Research and development expense	$5,115	$2,886
Non-cash stock-based compensation expense	359	134
Total research and development expense	$5,474	$3,020

General and Administrative Expenses. Our general and administrative expense was $3.0 million for the year ended December 31, 2016, an increase of $0.5 million compared to the year ended December 31, 2015. The increase in general and administrative expense was primarily due to increased third party fees related to corporate communications, stock-based compensation expense and salaries and benefits expense. The following table sets forth our general and administrative expenses (in thousands):

	Year ended
	December 31,
	2016	2015
General and administrative expense	$2,589	$2,230
Non-cash stock-based compensation expense	425	235
Total general and administrative expense	$3,014	$2,465

Net Operating Loss. Our net loss from operations was $8.5 million for the year ended December 31, 2016, an increase of $3.0 million compared to the year ended December 31, 2015.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability for the year ended December 31, 2016 resulted in non-cash income of $1.7 million.

Net Loss. Our net loss was $6.8 million for the year ended December 31, 2016, an increase of $1.3 million compared the year ended December 31, 2015. Net loss per share, both basic and diluted, was $0.07 per share for the year ended December 31, 2016 compared to $0.06 per share for the year ended December 31, 2015.

Comparisons of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Research and Development Expenses. Our research and development expense was $3.0 million for the year ended December 31, 2015, an increase of $1.2 million compared to the year ended December 31, 2014. The increase in research and development expense was primarily due to increased clinical trial expenses, manufacturing development, preclinical studies and personnel costs associated with the addition of our support staff hired in the second half of 2014. These were partially offset by a decrease in drug material used in 2015. Research and development – related party expense has been consolidated with research and development expense on our financial statements in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company. The following table sets forth our research and development expenses (in thousands):

	Year ended
	December 31,
	2015	2014
Research and development expense	$2,886	$1,548
Research and development - related party expense	—	197
Non-cash stock-based compensation expense	134	83
Total research and development expense	$3,020	$1,828

General and Administrative Expenses. Our general and administrative expense was $2.5 million for the year ended December 31, 2015, a decrease of $0.3 million compared to the year ended December 31, 2014. The decrease in general and administrative expense was primarily due to decreased management and administrative personnel costs. The following table sets forth our general and administrative expenses (in thousands):

	Year ended
	December 31,
	2015	2014
General and administrative expense	$2,230	$2,394
Non-cash stock-based compensation expense	235	321
Total general and administrative expense	$2,465	$2,715

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

We had a cash balance of $9.4 million at December 31, 2016, an increase of $0.5 million compared to December 31, 2015. We believe that our available cash at December 31, 2016 will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

For the Year Ended December 31, 2016

Operating Activities. Net cash used in operating activities for the year ended December 31, 2016 was $8.1 million. Net cash used in operating activities consisted primarily of the net loss for the period of $6.8 million, a non-cash decrease in fair value of the warrant liability of $1.7 million, an increase in other current assets of $0.7 million and a decrease in current liabilities of $0.1 million. These were partially offset by non-cash stock-based compensation expense of $0.8 million, a decrease in prepaid drug product for testing of $0.2 million and technology license amortization expense of $0.2 million.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2016 consisted of capital expenditures totaling $0.3 million which were primarily related to equipment purchases for our new research and development laboratory.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2016 was $9.0 million. Net cash provided by financing activities consisted of net proceeds of $9.3 million from the registered direct offering described below, which closed on July 5, 2016. These proceeds were partially offset by additional financing costs incurred during the period of $0.3 million.

For the Year Ended December 31, 2015

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

2014 and 2017 Shelf Registration Statements

On November 5, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on January 13, 2014 (the “2014 Shelf Registration Statement”). The 2014 Shelf Registration Statement was filed to register the offering and sale of up to $100.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units. On December 20, 2016, we filed a shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on January 9, 2017 (the “2017 Shelf Registration Statement”), at which time the offering of unsold securities under 2014 Shelf Registration Statement was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2017 Registration Statement was filed to register the offering, issuance and sale of (i) up to $125.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, including offers and sales of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) described below and (ii) up to 5,441,176 shares of our common stock pursuant to the exercise of warrants that were issued in the 2014 Registered Direct Offering and the 2016 Registered Direct Offering, each as described below. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

2014 Registered Direct Offering

On January 15, 2014, we entered into a securities purchase agreement, as amended, with certain investors, pursuant to which we agreed to sell an aggregate of 5.0 million shares of our common stock and warrants to purchase a total of 2.5 million shares of our common stock to such certain investors for gross proceeds of approximately $15.0 million under the 2014 Shelf Registration Statement (the “2014 Registered Direct Offering”). The 2014 Registered Direct Offering closed on January 21, 2014. The net proceeds to the Company from the 2014 Registered Direct Offering, after deducting the placement agent’s fees and expenses, our estimated offering expenses, and excluding any potential future proceeds from the exercise of the warrants issued in the offering, were approximately $13.8 million.

“At the Market” Offering

On June 24, 2015, we entered into the Sales Agreement with Cantor Fitzgerald, as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the 2017 Shelf Registration Statement and a related prospectus filed with the SEC on January 10, 2017, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. Pursuant to the Securities Purchase Agreement described below, we are subject to certain restrictions on our ability to offer and sell shares of our common stock under the Sales Agreement. As of December 31, 2016, we have not offered or sold any shares of common stock under the Sales Agreement.

2016 Registered Direct Offering

On June 29, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain healthcare focused institutional investors pursuant to which we agreed to sell an aggregate of 5,882,352 shares of our common stock and warrants to purchase up to 2,941,176 shares of our common stock for gross proceeds of approximately $10.0 million under the 2014 Registration Statement (the “2016 Registered Direct Offering”). The 2016 Registered Direct Offering closed on July 5, 2016. The net proceeds to the Company from the 2016 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $9.3 million. For more information, see Note 1 to the consolidated financial statements included herein.

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen and BP1002. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table sets forth a summary of our commitments as of December 31, 2016 (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Leases(1)(2)	$291	$114	$177	$—	$—
Technology License Maintenance Agreement	200	100	100	—	—
Total	$491	$214	$277	$—	$—

(1) In April 2014, we entered into a lease for a larger office space, which we occupied as of August 2014. The remaining lease payments due under this lease as of December 31, 2016 are $0.2 million.

(2) In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019. The remaining lease payments due under this lease as of December 31, 2016 are $0.1 million.

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

Concentration of Credit Risk — Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2016, $9.1 million of our cash balances was not covered by the FDIC. As of December 31, 2015 we had $8.9 million in cash on-hand, of which approximately $8.6 million was not covered by the FDIC.

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

Intangible Assets/Impairment of Long-Lived Assets — As of December 31, 2016, other assets totaled $0.9 million for our technology license, comprised of $2.5 million in value acquiring our technology license and our intellectual property, less accumulated amortization of $1.6 million. The technology value consists of $0.8 million in cash paid to MD Anderson, plus 3.1 million shares of common stock granted to MD Anderson valued at $2.4 million less $0.7 million for impairment expense taken in December of 2011 and June of 2012. This value is being amortized over a 15-year period from November 7, 2007, the date that the technology license became effective. Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable. Approximately $0.2 million will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022. As of December 31, 2015 other assets totaled $1.1 million, comprised of $2.5 million in value acquiring our technology licenses and our intellectual property, less accumulated amortization of $1.4 million.

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

The Company estimates its clinical trial expense accrual each period based on a cost per patient calculation which is derived from estimated start-up costs, clinical trial costs based on the number of patients and length of the study and clinical study report costs. These services are performed by the Company’s third-party clinical research organizations, laboratories and clinical investigative sites. The expense accrual is recorded in research and development expense each period. Amounts that have been prepaid in advance of work performed are recorded in other current assets.

For the year ended December 31, 2016, we had $5.5 million of costs classified as research and development expense. For the year ended December 31, 2015, we had $3.0 million of costs classified as research and development expense. Research and development – related party expense has been consolidated with research and development expense on our financial statements beginning in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company. For the year ended December 31, 2014, we had $1.6 million of costs classified as research and development expense and $0.2 million of related party research and development expense.

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

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The new standard provides comprehensive guidance for recognizing revenue as goods or services are delivered to the customer in an amount that is expected to be earned from those same goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-19 is now effective for annual periods after December 15, 2017 including interim periods within that reporting period. Early application is permitted only for annual periods beginning after December 15, 2016, including interim periods within that reporting period and allows for adoption using a full retrospective method, or a modified retrospective method. We currently anticipate adopting this standard on its effective date under the full retrospective method of adoption. We have not experienced significant issues in our implementation process and we do not anticipate any if we begin to generate revenues from the drug candidates the Company currently has under development.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to perform interim and annual assessments as to the entity’s ability to continue as a going concern and provides related disclosure guidance. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. The Company adopted this pronouncement for the year ended December 31, 2016 and analyzed its operations. The Company has determined that it has enough cash on hand to meet obligations and fund operations for at least the next 12 months from the report date included herein and does not have going concern uncertainty.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation. The new standard simplifies certain aspects of the accounting for share-based payment award transactions by allowing entities to continue to use current GAAP by estimating the number of awards that are expected to vest or, alternatively, entities can elect to account for forfeitures as they occur. Another aspect of the standard requires an entity to recognize all excess tax benefits and deficiencies associated with stock-based compensation as a reduction or increase to tax expense in the income statement. Previously, such amounts were recognized in additional paid-in capital. The new standard is now effective and management adopted the standard effective December 31, 2016 and did not elect to use actual forfeitures as they occur. Management also notes that the adoption of the standard to recognize excess tax benefits and deficiencies related to stock-based compensation in the income statement would not have a material impact on the Company’s consolidated financial statements as the Company has a full valuation allowance in place against its deferred tax asset.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We had cash and cash equivalents of $9.4 million as of December 31, 2016. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

Capital Market Risk. We currently have no significant revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our stock price.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2016. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer (who is also our acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2016. Based on this evaluation, management believes that, as of December 31, 2016, our internal control over financial reporting was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our current directors and officers are set forth below:

Name	Age	Position - Committee

Peter H. Nielsen	68	Chief Executive Officer; President; Chief Financial Officer; Treasurer; Chairman of the Board; Director

Ulrich W. Mueller, Ph.D.	50	Chief Operating Officer; Secretary

Michael J. Garrison	47	Director – Audit Committee; Compensation Committee; Nominating/Corporate Governance Committee

Amy P. Sing, M.D.	59	Director – Audit Committee; Compensation Committee; Nominating/Corporate Governance Committee

Heath W. Cleaver, CPA	43	Director – Audit Committee; Compensation Committee; Nominating/Corporate Governance Committee

Douglas P. Morris	61	Director; Director of Investor Relations

Our current directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified.

Background Information

Peter H. Nielsen. Mr. Nielsen co-founded Bio-Path and has served as Bio-Path’s President, Chief Executive Officer, Chief Financial Officer/Treasurer and Chairman of the Board since 2008. At the time of Bio-Path’s establishment in 2007, Mr. Nielsen licensed technology and targets from The University of Texas, MD Anderson Cancer Center and coordinated pre-clinical development, optimization and manufacturing of Bio-Path’s lead drug candidate, prexigebersen. Over the next ten years, Mr. Nielsen led the clinical advancement of prexigebersen into Phase II studies, the introduction of additional pipeline candidates and the Company’s public market debut. Prior to co-founding Bio-Path, Mr. Nielsen worked with several other companies, leading turnarounds and developing and executing on strategies for growth. In addition to his service as a director of Bio-Path, Mr. Nielsen currently serves as a director of Synthecon, Inc., a company developing 3D cell culture technology. Before entering the biotechnology sector, Mr. Nielsen was a lieutenant in the U.S. Naval Nuclear Power program where he was director of the physics department and was employed at Ford Motor Company in product development. Mr. Nielsen has a broad background in senior management and has significant negotiating experience. He holds engineering, mathematics and M.B.A. finance degrees from the University of California at Berkeley.

Ulrich W. Mueller, Ph.D. Dr. Mueller has served as Bio-Path’s Chief Operating Officer and Secretary since 2014. Between 2007 and 2014, Dr. Mueller managed various administrative departments at Fred Hutchinson Cancer Research Center, a leading research center for cancer and other life-threatening diseases. Dr. Mueller most recently served as Fred Hutchinson Cancer Research Center’s Vice President, Industry Relations and Clinical Research Support. Between 2000 and 2007, Dr. Mueller served in various capacities at MD Anderson, including as Managing Director, Director of Licensing, and Assistant Director of Business Development. Dr. Mueller holds a Ph.D. in Cell and Molecular Biology from Baylor College of Medicine, a Master’s degree in Biology from Texas A&M University, and a Bachelor of Science in Microbiology from New Mexico State University.

Douglas P. Morris. Mr. Morris is a co-founder of Bio-Path and has served as a director of Bio-Path since 2007 and served as an officer from 2007 to June 2014. Mr. Morris also currently serves as a Director of Investment Relations of Bio-Path. Mr. Morris previously served as a co-founder, Managing Member, and Secretary of nCAP Holdings, LLC (nCAP), a privately held technology based company from September 2013 to January 2016. Between 1993 and 2010, Mr. Morris was an officer and director of Celtic Investment, Inc., a financial services company. Mr. Morris has owned and operated Hyacinth Resources, LLC (“Hyacinth”), a business-consulting firm since 1990 and is also a Managing Member of Sycamore Ventures, LLC, a privately held consulting firm. Mr. Morris has a B.A. from Brigham Young University, and attended the University of Southern California Master’s program in public administration.

Amy P. Sing, M.D. Dr. Sing has served as a director of Bio-Path since 2014. She served as the Senior Medical Director for US Medical Affairs from January 2011 until August 2016 at Genomic Health, Inc., a leading publicly held biotechnology company that assists physicians and patients in making personalized cancer treatment decisions. From 2004 to 2006, Dr. Sing led oversight of the approved breast cancer drug Avastin Investigator Sponsored Trials (IST) program at Genentech, Inc., a public biotechnology firm providing major contributions to the understanding and development of cancer research. From 2004 to 2011, Dr. Sing worked in various other leadership and research positions at Genentech, Inc. Dr. Sing also led research teams for Seattle Genetics, Inc. from 1999 to 2003 and has received awards from the National Cancer Institute, American Cancer Society and Stanford University. Dr. Sing holds a B.A. from Amherst College and an M.D. from Stanford University.

Michael J. Garrison. Mr. Garrison has served as a director of Bio-Path since 2012. Mr. Garrison is the managing partner of Garrison Capital, LLC, a private holding company with interests in healthcare, technology and hospitality. He is also a principal and serves as President of Body Sculpt Intl, LLC, which operates plastic surgery clinics under the trade name Sono Bello. Mr. Garrison previously spent 10 years in a variety of executive roles with Dell, Inc. including Director of Marketing for the Small & Medium Business division and Country Manager of Dell Philippines. Prior to joining Dell, Inc., Mr. Garrison held general management and corporate development positions with ITT Industries, Inc., a leading industrial manufacturer. Mr. Garrison holds a Master’s degree in Business Administration from Harvard Business School and a Bachelor of Science in Mechanical Engineering from Purdue University.

Heath W. Cleaver, CPA. Mr. Cleaver has served as a director of Bio-Path since 2014. Mr. Cleaver is currently a consultant providing turn-around management and capital raising services to companies in the oil and gas service sector. From 2015 to 2016, Mr. Cleaver served as the Chief Financial Officer of Global Fabrication Services, Inc. In 2014, Mr. Cleaver served as Chief Financial Officer at Tarka Resources, Inc. From 2011 until 2014, Mr. Cleaver served as Chief Financial Officer of Porto Energy Corp. From 2010 until 2011, Mr. Cleaver served as Chief Accounting Officer of Porto Energy Corp. Mr. Cleaver served as Corporate Controller and then as Vice President and Chief Accounting Officer for BPZ Energy from 2006 to 2010. Beginning in 1997 through 2004, Mr. Cleaver served in various accounting roles, including Financial Controller, at Horizon Offshore Contractors, Inc. Mr. Cleaver is a Certified Public Accountant in the state of Texas and holds a Bachelor’s Degree in Business Administration - Accounting from Texas A&M University.

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

The Audit Committee appoints and sets the compensation for the independent registered public accounting firm annually and reviews and evaluates such external auditor. This external auditor reports directly to the Audit Committee. The Audit Committee establishes our hiring policies regarding current and former partners and employees of the external auditor. In addition, the Audit Committee pre-approves all audit and non-audit services undertaken by the external auditor.

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

The Nominating/Corporate Governance Committee is responsible for, among other things, identifying and recommending potential candidates for nomination to the Board. The Nominating/Corporate Governance Committee receives advice from the Board and will consider written recommendations from the stockholders of the Company respecting individuals best suited to serve as directors, and, when necessary, develops its own list of appropriate candidates for directorships. For a description of the procedures to be followed by stockholders of the Company in submitting recommendations to be considered by the Nominating/Corporate Governance Committee, see the discussion set forth below under the heading titled, “Stockholder Nominations for Directors.”

The Nominating/Corporate Governance Committee is comprised of Messrs. Garrison and Cleaver and Dr. Sing, all of whom are independent under the rules of The NASDAQ Stock Market. The Nominating/Corporate Governance Committee meets at least annually, and otherwise as necessary. Mr. Garrison is the chair of the Nominating/Corporate Governance Committee.

Scientific Advisory Board

The Scientific Advisory Board assists management and the Board on an advisory basis with respect to the research, development, clinical, regulatory and commercial plans and activities relating to research, manufacture, use and/or sale of our drug candidates and products. The Scientific Advisory Board meets on an ad hoc basis and may attend meetings of the Board at the Board’s request. The current members of the Scientific Advisory Board are Jorge Cortes, M.D., who serves as chairman, as well as Dr. Sing and D. Craig Hooper, Ph.D., members of the Board.

Availability of Committee Charters and Other Information

The charters for our Audit Committee, Compensation Committee, and Nominating/Corporate Governance Committee, as well as our Corporate Governance Guidelines, Employee Code of Business Conduct and Ethics and Code of Business Conduct and Ethics for Members of the Board, are available under the section titled “Corporate Governance” on the Investors page of the Company’s website, www.biopathholdings.com. We intend to disclose any changes to or waivers from the Employee Code of Business Conduct and Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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

When formulating its recommendations for potential Board nominees, the Nominating/Corporate Governance Committee seeks and considers advice and recommendations from management, other members of the Board and may seek or consider advice and recommendations from consultants, outside counsel, accountants or other advisors as the Nominating/Corporate Governance committee or the Board may deem appropriate.

Board membership criteria are determined by the Board, with input from the Nominating/Corporate Governance Committee. The Board is responsible for periodically determining the appropriate skills, perspectives, experiences and characteristics required of Board candidates, taking into account our needs and current make-up of the Board. This assessment should include appropriate knowledge, experience, and skills in areas deemed critical to understanding the Company and our business; personal characteristics, such as integrity and judgment; and the candidate’s commitments to the boards of other companies. Each Board member is expected to ensure that other existing and planned future commitments do not materially interfere with the member’s service as a director and that he or she devotes the time necessary to discharge his or her duties as a director.

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

To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner.

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

This Compensation Discussion and Analysis provides important information on our executive compensation programs and explains the compensation decisions made during 2016 by the Compensation Committee for our named executive officers (“NEOs”). In fiscal year 2016, we had the following NEOs:

•	Peter H. Nielsen, Chairman of the Board, Chief Executive Officer; Chief Financial Officer and President; and

•	Ulrich W. Mueller, Ph.D., Chief Operating Officer and Secretary

Compensation Philosophy

Our primary objective with respect to executive compensation is to design a reward system that will align executive compensation with our overall business strategies and attract and retain highly qualified executives. We intend to stay competitive in the marketplace with companies of comparable size, industry and complexity. Our compensation philosophy for executives is guided by the following principles:

•	Goal-Oriented Pay for Performance. In making compensation decisions, we consider annual and long-term Company performance and assess compensation of our executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company and such other companies into consideration at the individual and corporate levels.

•	Reviewed Annually. The Compensation Committee annually reviews compensation levels to ensure we remain competitive and continue to attract, retain and motivate top-tier talent.

•	Alignment with Stockholder Interests. Our compensation is intended to closely align the interests of our NEOs with those of our stockholders in an effort to create long-term stockholder value. In developing our compensation philosophy, the Compensation Committee has considered the most recent stockholder advisory vote on executive compensation in which an overwhelmingly positive percentage of the votes cast were in favor of our executive compensation. The Compensation Committee is continuously mindful of stockholders’ views on executive compensation and remains focused on ensuring proper alignment with stockholder interests.

Our compensation philosophy rewards demonstrated performance and encourages behavior that is in the long-term best interests of the Company and its stockholders.

Elements and Mix of our 2016 Compensation Program

The following elements made up the fiscal year 2016 compensation program for our NEOs:

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

•  In 2016, the long-term incentive awards included time-vested equity awards that vest over a four-year period.

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

Each year for the Compensation Committee meeting, our CEO prepares an evaluation of each of the other executive officers and makes compensation recommendations to the Compensation Committee based upon our performance against our corporate performance metrics and the individual’s performance against his or her goals. In addition to considering the CEO’s recommendations, the Compensation Committee assesses the applicable executive officer’s impact during the year and his or her overall value to the Company, specifically by considering the individual leadership skills, impact on strategic initiatives, performance in his or her primary area of responsibility, his or her role in succession planning and development, and other intangible qualities that contribute to corporate and individual success.

Compensation Consultant and Peer Comparisons. For the 2016 performance period, the Compensation Committee did not engage an external compensation consultant to review the compensation of our executive officers. For comparison purposes, the Compensation Committee relied upon peer executive compensation data from proxies and compensation surveys of the Industry Peer Group (as defined below) prepared by our executive compensation counsel based on parameters set by the Compensation Committee. Based on these comparisons, the Compensation Committee targeted base salary compensation for our NEOs at approximately the twenty-fifth (25th) percentile of salaries for executives in our Industry Peer Group.

The Compensation Committee reviewed executive compensation data from the Industry Peer Group to consider competitive pay levels and compensation practices. In identifying companies to include in the Industry Peer Group, the Compensation Committee considered, among other things, the following:

•	the industry of the companies;

•	the annual revenue, market value and total assets of the companies;

•	the market data sources that are available with respect to the companies; and

•	the number of peers included in the Industry Peer Group.

For 2016, Industry Peer Group consisted following companies (the “Industry Peer Group”):

•	BioTime, Inc. (BTX)

•	Sunesis Pharmaceuticals, Inc. (SNSS)

•	Curis, Inc. (CRIS)

•	Threshold Pharmaceuticals, Inc. (THLD)

•	Verastem, Inc. (VSTM)

•	Achillion Pharmaceuticals, Inc. (ACHN)

•	ZIOPHARM Oncology, Inc. (ZIOP)

•	Ampio Pharmaceuticals, Inc. (AMPE)

•	Synta Pharmaceuticals Corp. (SNTA)

•	Omeros Corp. (OMER)

•	Cempra, Inc. (CEMP)

•	Immunomedics, Inc. (IMMU)

•	Repros Therapeutics, Inc. (RPRX)

•	Endocyte, Inc. (ECYT)

•	Merrimack Pharmaceuticals, Inc. (MACK)

•	BioCryst Pharmaceutical,s Inc. (BCRX)

•	Geron Corp. (GERN)

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

2016 Performance Analysis and Compensation Decisions

In its meeting in the first quarter of each year, the Compensation Committee determines base salaries for the current year, the annual performance incentive awards for prior-year performance and the long-term incentive awards for the current year. Each element is reviewed annually, as well as at the time of a promotion, other change in responsibilities, other significant corporate events or a material change in market conditions. Variances in the amount of compensation awarded to each executive officer generally reflect differences in individual responsibility and experience as well as the competitive levels provided to officers in comparable positions in our industry. Overall, our CEO’s compensation is higher than the compensation of the other executive officers. This difference in compensation is supported by industry data from our Industry Peer Group, and is indicative of the greater responsibility the CEO position entails for the strategic direction, financial condition, operating results and image of the Company.

Base Salary. In recent years, the Compensation Committee has adjusted executive base salaries to be more competitive with the salaries for comparable positions within companies of comparable size, industry and complexity, with the goal of providing a stable base of competitive cash compensation while rewarding corporate and individual performance through annual performance incentive awards. During 2016, the annual base salaries for our NEOs were adjusted between 17.5% and 18.8% compared to 2015 and 2014 base salaries in order to be more competitive with the salaries for comparable positions within companies of comparable size, industry and complexity. The base salary adjustments made during 2016 are reflected in the following table:

	2015 Base Salary	2016 Base Salary	% Increase
Mr. Nielsen (1)	$400,000	$475,000	18.8%
Dr. Mueller (2)	$285,000	$335,000	17.5%

(1)	Mr. Nielsen’s current salary is slightly below the twenty-fifth (25th) percentile of salaries of comparable executives within our Industry Peer Group.

(2)	Dr. Mueller’s current salary is slightly above the twenty-fifth (25th) percentile of salaries of comparable executives within our Industry Peer Group.

Annual Performance Incentive Awards. During 2016, the Compensation Committee approved discretionary annual cash performance incentive awards for Mr. Nielsen in the amount of $140,000 and for Dr. Mueller in the amount of $69,825, which were intended to motivate and reward performance achievement.

Long-term Incentive Awards. The Compensation Committee believes that long-term incentive awards should provide for a retention incentive with the strong tie to relative long-term stockholder return. Accordingly, the Compensation Committee grants stock option awards that typically vest over a four-year period. During 2016, the Board approved long-term incentive awards in the form of stock options to Mr. Nielsen and Dr. Mueller based on recommendations from the Compensation Committee. Specifically, Mr. Nielsen was awarded a time-vested stock option award to purchase 552,005 shares of our common stock, and Dr. Mueller was awarded a time-vested stock option award to purchase 361,636 shares of our common stock. The terms of the stock option grants require, among other things, that Mr. Nielsen and Dr. Mueller, respectively, continue to provide services over the vesting period of the option. The stock options vest over a four-year period from the date of the grant, with one-fourth (1/4) of the stock options vesting on the first anniversary of each such grant, and the remaining stock options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the stock options over the next three years, based on continuing service to the Company.

In addition, we granted Dr. Mueller a time-vested stock option award effective on May 1, 2016 to purchase 125,000 shares of our common stock. The terms of the stock option grant require, among other things, that Dr. Mueller continues to provide services over the vesting period of the option. The stock option vests over a four-year period from the date of the grant, with one-fourth (1/4) of the stock options vesting on the first anniversary of each such grant, and the remaining stock options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the stock options over the next three years, based on continuing service to the Company.

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

The Compensation Committee of the Board,

Michael J. Garrison, Chairman
Heath W. Cleaver
Dr. Amy P. Sing

Summary Compensation Table

The following table sets forth information with respect to the compensation of our NEOs for the fiscal years ended December 31, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Peter H. Nielsen, CEO,	2016	$456,250		$140,000	1,255,034	$208	(2)	$1,851,492
CFO, President,	2015	$400,000		$75,000	—	$—		$475,000
Chairman, Director	2014	$400,000		$125,000	—	$—		$525,000

Ulrich W. Mueller, COO,	2016	$322,500		$69,825	1,059,910	$13,970	(3)	$1,466,205
Secretary	2015	$285,000		$42,394	161,859	$—		$489,253
	2014	$190,000	(4)	$—	294,875	$—		$484,875

(1)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K and for the fiscal year ended December 31, 2015 or 2014, as applicable, for assumptions made by us in such valuation.

(2)	The amounts reported represent life insurance premiums paid by the Company for Mr. Nielsen.

(3)	The amounts reported represent $320 for life insurance premiums paid by the Company for Dr. Mueller and $13,650 for matching contributions under our 401(k) plan.

(4)	The amount reported represents the prorated portion of the base salary of Dr. Mueller, which was based on his starting and ending dates of employment in 2014.

Grants of Plan-Based Awards Table

The following table contains information about grants of plan-based stock options to our NEOs during fiscal year 2016:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards ($)(2)
Mr. Nielsen (1)	4/5/2016					552,005	$2.75	$1,255,034
Dr. Mueller (1)	4/5/2016					361,636	$2.75	$822,213
Dr. Mueller (1)	5/1/2016	—	—	—	—	125,000	$2.31	$237,697

(1)	Reflects a time-vested stock option awarded under our First Amended 2007 Stock Incentive Plan, as amended (the “2007 Stock Incentive Plan”). The option vests over a four-year period from the date of grant, with one-fourth (1/4) of the options vesting on the first anniversary of each such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years.

(2)	The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.

Narrative Disclosures to Summary Compensation Table and Grants of Plan-Based Awards Table

Please see the discussion under the heading “2016 Performance Analysis and Compensation Decisions” in this Annual Report on Form 10-K, above.

Outstanding Equity Awards at December 31, 2016

The following table sets forth certain information with respect to outstanding stock option awards of the NEOs for the fiscal year ended December 31, 2016.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mr. Nielsen (1)	1,500,000	-	-	$1.40	Oct 2018
Mr. Nielsen (2)	1,500,000	-	-	$0.46	Aug 2023
Mr. Nielsen (3)	-	552,005	-	$2.75	April 2026
Dr. Mueller (4)	62,500	62,500	-	$2.40	May 2024
Dr. Mueller (5)	49,479	75,521	-	$1.45	May 2025
Dr. Mueller (6)	-	361,636	-	$2.75	April 2026
Dr. Mueller (7)	-	125,000	-	$2.31	May 2026

(1)	All of these options granted are fully vested.

(2)	All of these options granted are fully vested.

(3)	Such options vest over a four-year period from the date of grant, April 5, 2016, with one-fourth (1/4) of the options vesting on the first anniversary of each such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years, based on continuing service to the Company.

(4)	Such options vest over four years in equal, one-fourth (1/4) increments on the first, second, third and fourth anniversaries of May 1, 2014, based on continuing service to the Company.

(5)	Such options vest over a four-year period from the date of grant, May 1, 2015, with one-fourth (1/4) of the options vesting on the first anniversary of each such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years, based on continuing service to the Company.

(6)	Such options vest over a four-year period from the date of grant, April 5, 2016, with one-fourth (1/4) of the options vesting on the first anniversary of each such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years, based on continuing service to the Company.

(7)	Such options vest over a four-year period from the date of grant, May 1, 2016, with one-fourth (1/4) of the options vesting on the first anniversary of each such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years, based on continuing service to the Company.

Employment Agreement and Potential Payments Upon Termination or Change of Control

Bio-Path Subsidiary has entered into an employment agreement with its Chief Executive Officer, Peter H. Nielsen, dated May 1, 2007 (the “Nielsen Employment Agreement”). We have not entered into employment agreements with any of our other NEOs.

The Nielsen Employment Agreement provides for a base salary, as approved by the Compensation Committee, of $475,000. The Nielsen Employment Agreement provides that Mr. Nielsen is entitled to certain severance payments and benefits in the event he is terminated without Cause (as defined in the Nielsen Employment Agreement) or resigns for Good Reason (as defined in the Nielsen Employment Agreement), subject to Mr. Nielsen’s continued compliance with the Confidentiality Agreement (as defined in the Nielsen Employment Agreement) and execution of a general release of all claims against us. In addition, the Nielsen Employment Agreement also provides that Mr. Nielsen is entitled to certain severance payments and benefits in the event he is terminated without Cause or resigns for Good Reason within three months before or 12 months following a Change in Control (as defined in the Nielsen Employment Agreement), subject to Mr. Nielsen’s continued compliance with the Confidentiality Agreement and execution of a general release of all claims against us.

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

Potential severance payments and benefits to be paid pursuant to the Nielsen Employment Agreement assuming a termination or Change in Control occurred on December 31, 2016 are set forth in the table below.

		Triggering Event
Name	Benefit	Termination without Cause or Resignation for Good Reason ($)	Termination without Cause or Resignation for Good Reason within 3 Months Before or 12 Months Following a Change in Control ($)
Peter H. Nielsen	Market Value of Stock Vesting	$—	$—	(1)
	Accrued Vacation Days	36,538	36,538
	Three Months’ Base Salary	118,750	118,750
	Continuation of Benefits	7,675	15,350
	Total	$162,963	$170,638

(1)	Mr. Nielsen’s stock option awards would immediately become vested, and the value of the acceleration would be equal to the vesting shares multiplied by the excess of the then current stock price over the exercise price of the options. For purposes of this table, we have calculated the value of the acceleration using the closing price of our common stock on December 31, 2016, or $1.35 per share.

DIRECTOR COMPENSATION

The following table presents summary information for the year ended December 31, 2016 regarding the compensation of the members of our Board.

Name	Fees Earned or Paid in Cash		Option Awards		All Other Compensation		Total

Michael J. Garrison	$16,000	(1)	$55,985	(2)	$—		$71,985
Amy P. Sing	$15,500	(1)	55,985	(2)	$—		$71,485
Heath W. Cleaver	$17,500	(1)	$55,985	(2)	$—		$73,485
Douglas P. Morris (3)	$—		$55,985	(4)	$28,600	(5)	$84,585

(1)	These amounts reflect cash fees paid to or earned by our non-employee directors for attending Board or committee meetings during the year ended December 31, 2016.

(2)	During 2016, our non-employee directors who were eligible earned or received an annual grant of an option to purchase 25,000 shares of our common stock which was the only grant received by such directors during 2016. The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for assumptions made by us in such valuation.

(3)	Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is no longer considered a non-employee director and does not receive compensation for his services as a member of the Board.

(4)	Option awards granted to Mr. Morris reflect compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations.

(5)	This amount reflects compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations, which includes base salary and certain other benefits.

The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our directors as of December 31, 2016:

Director	Number of shares underlying outstanding options
Michael J. Garrison	125,000
Amy P. Sing	50,000
Heath W. Cleaver	75,000
Douglas P. Morris (1)	1,702,778

(1)	Mr. Morris’s outstanding options include 1,652,778 options earned while serving as an executive officer of the Company. Mr. Morris ceased serving in his officer capacities in June 2014. However, Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is no longer considered a non-employee director.

Narrative to Director Compensation Table

In 2016, our non-employee directors received cash and equity compensation in accordance with our non-employee director compensation structure. Directors who are also employed by the Company do not receive compensation for services as a director. We amended our compensation structure for all non-employee directors in October 2016 (the “Amendment”) to include an annual cash retainer and to increase the amounts payable for attendance at Board and committee meetings. During 2016, our compensation structure for all non-employee directors was as follows:

Cash Compensation for Non-Employee Directors

Prior to Amendment. Prior to the adoption of the Amendment, non-employee directors received as compensation the following amounts: (i) $2,000 for each required meeting of the Board attended in person; (ii) $1,500 for each meeting of the Board conducted by telephonic or other electronic communications of duration of 15 minutes or longer; and (iii) $500 for each meeting of the Board of duration less than 15 minutes conducted by telephonic or other electronic communications.

After Amendment. Effective after the adoption of the Amendment, non-employee directors receive as compensation the following amounts: (i) an annual cash retainer in the amount of $5,000; (ii) $3,000 for each required meeting of the Board attended in person; (iii) $1,500 for each meeting of the Board conducted by telephonic or other electronic communications of duration of 15 minutes or longer; and (iv) $500 for each meeting of the Board of duration less than 15 minutes conducted by telephonic or other electronic communications.

Board members must attend meetings in person or by telephonic or other electronic communications to receive the applicable cash compensation.

Equity Compensation for Non-Employee Directors

The Amendment did not amend the equity compensation for non-employee directors. Each non-employee director of the Board also receives as compensation an annual stock option grant (a “Grant”) of 25,000 shares of our common stock (the “Option Shares”). The exercise price of the Option Shares is determined by the Board and the Option Shares vest over a four-year period from the date of the Grant, with one-fourth (1/4) of the Option Shares vesting on the first anniversary of each such Grant (i.e., 6,250 Option Shares), and the remaining Option Shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the Option Shares over the next three years (i.e., approximately 520.83 Option Shares per month), based on continuing service to the Company.

Cash Compensation for Committee Members

Prior to Amendment. Prior to the adoption of the Amendment, each non-employee director of the Board who was a member of a Board committee also received as compensation the following amounts: (i) $1,500 for each committee meeting attended in person; (ii) $1,000 for each committee meeting conducted by telephonic or other electronic communications of duration of 15 minutes or longer; and (iii) $500 for each committee meeting of duration less than 15 minutes conducted by telephonic or other electronic communications.

After Amendment. Effective after the adoption of the Amendment, each non-employee director of the Board who is a member of a Board committee also receives as compensation the following amounts: (i) $2,000 for each committee meeting attended in person; (ii) $1,500 for each committee meeting conducted by telephonic or other electronic communications of duration of 15 minutes or longer; and (iii) $500 for each committee meeting of duration less than 15 minutes conducted by telephonic or other electronic communications.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned at February 28, 2017 by: (i) each of our NEOs and directors; (ii) all NEOs and directors as a group; and (iii) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock. The information in this table is based solely on statements in filings with the SEC or other reliable information.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Peter H. Nielsen (1) (2)	8,302,434	8.40%
Douglas P. Morris (1) (3)	3,305,960	3.40%
Ulrich W. Mueller (1) (4)	212,805	*
Amy P. Sing, M.D. (1) (5)	19,271	*
Michael J. Garrison (1) (6)	1,002,604	1.05%
Heath W. Cleaver (1) (7)	44,271	*
All officers and directors as a group (8)	12,887,345	12.78%

*Less than 1%

(1)	These are our NEOs and directors.

(2)	Includes 5,164,433 shares owned of record and 3,138,001 shares issuable upon the exercise of options that are exercisable within 60 days.

(3)	Includes 1,672,049 shares issuable upon the exercise of options that are exercisable within 60 days. Also includes 1,609,811 shares held by Hyacinth Resources, LLC and 24,100 shares held by Sycamore Ventures, LLC. Mr. Morris disclaims beneficial ownership of the shares held by Sycamore Ventures, LLC except to the extent of his pecuniary interest therein.

(4)	All 212,805 shares are issuable upon the exercise of options that are exercisable within 60 days.

(5)	All 19,271 shares are issuable upon the exercise of options that are exercisable within 60 days.

(6)	Includes 94,271 shares issuable upon the exercise of options that are exercisable within 60 days. Also includes 160,000 shares owned of record, 75,000 shares held by Cosmo Capital Partners, LLC and 673,333 shares held by Garrison Capital, LLC. Mr. Garrison is a managing member of Cosmo Capital Partners, LLC and, thus, may be deemed to beneficially own the shares held by Cosmo Capital Partners, LLC. Mr. Garrison disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(7)	All 44,271 shares are issuable upon the exercise of options that are exercisable within 60 days.

(8)	Includes 7,706,677 shares owned of record and 5,180,668 shares issuable upon the exercise of options currently exercisable or will be exercisable within 60 days.

Equity Compensation Plan Information

There are no equity compensation plans that have not been approved by our stockholders. The following table contains information about our equity compensation plans as of December 31, 2016 (in thousands, except per share amount).

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	7,067	$1.33	2,497
Equity compensation plans not approved by stockholders	—	—	—

(1)	All of the shares shown in this column as securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2016.

(2)	All of the shares shown in this column as remaining available for issuance as of December 31, 2016 are under our 2007 Stock Incentive Plan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s independent registered public accounting firm for the fiscal year ended December 31, 2015 was Mantyla McReynolds, LLC (“Mantyla McReynolds”). We received notice from Mantyla McReynolds on July 28, 2016, that Mantyla McReynolds merged with BDO USA, LLP (“BDO”), and that as a result, Mantyla McReynolds would not stand for reappointment as our independent registered public accounting firm. On July 29, 2016, we engaged BDO as our new independent registered public accounting firm for and with respect to the fiscal year ending December 31, 2016. The engagement of BDO was approved by our Audit Committee on July 29, 2016 and ratified by our stockholders on December 15, 2016.

For the fiscal year ended December 31, 2015 and the subsequent interim period through July 28, 2016, Mantyla McReynolds, as our independent registered public accounting firm during such time, billed the approximate fees set forth in the first table below. During the interim period from July 29, 2016 through December 31, 2016, BDO, as our independent registered public accounting firm during such time, billed the approximate fees set forth in the second table below. The Board has considered the respective services provided by Mantyla McReynolds and BDO and has concluded that such services are compatible with the independence of Mantyla McReynolds and BDO as our principal accountants during the respective periods.

For the fiscal years 2016 and 2015, the Board pre-approved all services described in the footnotes to the tables below. For fiscal years 2016 and 2015, no hours expended on Mantyla McReynolds’s or BDO’s engagement to audit our financial statements were attributed to work performed by persons other than full-time, permanent employees of Mantyla McReynolds or BDO, as applicable.

The table below sets forth the aggregate fees billed to the Company by Mantyla McReynolds for services rendered for the fiscal year ended December 31, 2015 and the subsequent interim period through July 28, 2016 (in thousands).

	January 1, 2016 – July 28, 2016	2015
Audit fees (1)	$86	$102
Audit-related fees (2)	—	—
Tax fees (3)	—	3
Other fees (4)	—	—
Total	$86	$105

(1) Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting, reviews of the interim condensed consolidated financial statements included in quarterly filings, and services that are normally provided by Mantyla McReynolds in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.

(2) Audit-related fees consist of fees billed by Mantyla McReynolds for assurance and related services. These fees include services provided in conjunction with due diligence services and employee benefit plan audits.

(3) Tax fees consist of fees billed for professional services rendered by Mantyla McReynolds for state and federal tax compliance and advice, and tax planning.

(4) Other fees consist of fees billed by Mantyla McReynolds for professional services other than those relating to audit fees, audit-related fees and tax fees.

The table below sets forth the aggregate fees billed to the Company by BDO for services rendered for the interim period from July 29, 2016 through December 31, 2016 (in thousands).

July 29, 2016 – December 31, 2016
Audit fees (1)	$71
Audit-related fees (2)	—
Tax fees (3)	3
Other fees (4)	—
Total	$74

(1) Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting, reviews of the interim condensed consolidated financial statements included in quarterly filings, and services that are normally provided by BDO in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.

(2) Audit-related fees consist of fees billed by BDO for assurance and related services. These fees include services provided in conjunction with due diligence services and employee benefit plan audits.

(3) Tax fees consist of fees billed for professional services rendered by BDO for state and federal tax compliance and advice, and tax planning.

(4) Other fees consist of fees billed by BDO for professional services other than those relating to audit fees, audit-related fees and tax fees.

Pre-Approval Policies and Procedures

The Audit Committee has not adopted any blanket pre-approval policies and procedures. Instead, the Audit Committee will pre-approve the provision of all audit or non-audit services.

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

3. Exhibits.

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.3	Articles of Merger relating to the merger of Biopath Acquisition Corp. with and into Bio-Path, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.5	Articles of Transfer (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).

4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K on January 21, 2014).

4.4	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).

4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016).

10.1+	Employment Agreement – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

10.2+	Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 10, 2008).

10.3+	First Amendment to First Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013).

10.4	Patent and Technology License Agreement, dated as of November 2, 2007, by and between the Company and the Board of Regents of The University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.5	Amendment No. 1 to the Patent and Technology Agreement, dated as of May 11, 2009, by and between the Company and the Board of Regents of the University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.6	Form of Securities Purchase Agreement by and between the Company, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).

10.7	Form of Waiver, Consent and Amendment to that certain Securities Purchase Agreement by and between Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 21, 2014).

10.8+	First Amendment to Employment Agreement, dated March 26, 2014 – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014).

10.9	Lease Agreement dated April 16, 2014 by and between the Company and Pin Oak North Parcel TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2014).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2015).

10.11	Controlled Equity OfferingSM Sales Agreement, dated June 24, 2015, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 25, 2015).

10.12	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).

21.1*	Subsidiaries of Bio-Path Holdings, Inc.

23.1*	Consent of BDO USA, LLP.

23.2*	Consent of Mantyla McReynolds, LLC

31*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

32*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: March 15, 2017	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer

In accordance with the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Title	Signature

March 15, 2017	President/Chief Executive Officer/ Chief Financial Officer/	/s/ Peter H. Nielsen
	Principal Accounting Officer/Director	Peter H. Nielsen

March 15, 2017	Director	/s/ Michael J. Garrison
Michael J. Garrison

March 15, 2017	Director	/s/ Amy P. Sing
Amy P. Sing

March 15, 2017	Director	/s/ Heath W. Cleaver
Heath W. Cleaver

March 15, 2017	Director	/s/ Douglas P. Morris
Douglas P. Morris

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bio-Path Holdings, Inc.

Bellaire, Texas

We have audited the accompanying consolidated balance sheet of Bio-Path Holdings, Inc. as of December 31, 2016 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Path Holdings, Inc. at December 31, 2016 and the results of its operations and its cash flows for the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bio-Path Holdings, Inc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Salt Lake City, Utah

March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bio-Path Holdings, Inc.

Bellaire, Texas

We have audited Bio-Path Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bio-Path Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bio-Path Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bio-Path Holdings, Inc. as of December 31, 2016, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the period ended December 31, 2016 and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Salt Lake City, Utah

March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bio-Path Holdings, Inc.

Bellaire, Texas

We have audited the accompanying consolidated balance sheets of Bio-Path Holdings, Inc. (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah

March 15, 2016

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,	As of December 31,
	2016	2015

Assets

Current assets
Cash	$9,375	$8,854
Prepaid drug product for testing	376	560
Other current assets	902	179

Total current assets	10,653	9,593

Fixed assets
Furniture, fixtures & equipment	708	123
Less accumulated depreciation	(94)	(51)
	614	72

Other assets
Technology licenses	2,500	2,500
Less accumulated amortization	(1,571)	(1,410)
	929	1,090

Total Assets	$12,196	$10,755

Liabilities & Shareholders’ Equity

Current liabilities
Accounts payable	69	54
Accrued expense	969	883
Deferred revenue	12	-

Total current liabilities	1,050	937

Warrant liability	2,906	-

Total Liabilities	3,956	937

Shareholders’ equity
Preferred stock, $.001 par value 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized 95,645,224 and 89,762,872 shares issued and outstanding as of 12/31/16 and 12/31/15, respectively	96	90
Additional paid in capital	40,278	35,112
Accumulated deficit	(32,134)	(25,384)

Total shareholders’ equity	8,240	9,818

Total Liabilities & Shareholders’ Equity	$12,196	$10,755

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Revenue	$13	$-	$-

Operating expense

Research and development	5,474	3,020	1,630
Research and development - related party	-	-	197
General and administrative	3,014	2,465	2,715

Total operating expense	8,488	5,485	4,542

Net operating loss	$(8,475)	$(5,485)	$(4,542)

Other income
Change in fair value of warrant liability	1,713	-	-
Interest income	12	18	23

Total other income	1,725	18	23

Net loss	$(6,750)	$(5,467)	$(4,519)

Net loss per share, basic and diluted	$(0.07)	$(0.06)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	92,704	89,763	89,282

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flow from operating activities

Net loss	$(6,750)	$(5,467)	$(4,519)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	161	161	161
Depreciation	43	41	10
Stock-based compensation	784	369	404
Change in fair value of warrant liability	(1,713)	-	-
(Increase) decrease in assets
Prepaid drug product for testing	184	(405)	(104)
Other current assets	(723)	(79)	(36)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(146)	375	267
Deferred revenue	12	-	-

Net cash used in operating activities	(8,148)	(5,005)	(3,817)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(338)	-	(123)

Net cash used in investing activities	(338)	-	(123)

Cash flow from financing activities

Net proceeds from sale of common stock and warrants	9,007	-	13,812
Net proceeds from exercise of common stock options	-	-	435

Net cash provided by financing activities	9,007	-	14,247

Net increase (decrease) in cash	521	(5,005)	10,307

Cash, beginning of period	8,854	13,859	3,552
Cash, end of period	$9,375	$8,854	$13,859

Supplemental disclosure of non-cash activities
Non-cash investing activities
Capital expenditures included in accrued expense	$247	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

			Additional	Additional Paid in Capital
	Common Stock		Paid in	Shares to be	Accumulated
Description	Shares	Amount	Capital	Issued	Deficit	Total

Balance at December 31, 2013	84,238	$84	$20,097	$-	$(15,398)	$4,783

Issuance of common stock, net of fees	5,000	5	13,808			13,813

Exercise of stock options	525	1	435			436

Stock-based compensation			404			404

Net loss					(4,519)	(4,519)

Balance at December 31, 2014	89,763	$90	$34,744	$-	$(19,917)	$14,917

Stock-based compensation			368			368

Net loss					(5,467)	(5,467)

Balance at December 31, 2015	89,763	$90	$35,112	$-	$(25,384)	$9,818

Issuance of common stock, net of fees	5,882	6	4,382			4,388

Stock-based compensation			784			784

Net loss					(6,750)	(6,750)

Balance at December 31, 2016	95,645	$96	$40,278	$-	$(32,134)	$8,240

Bio-Path Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Unless the context requires otherwise, references in these Notes to the Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused antisense drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize™, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes in vivo, incorporated inside of a neutral charge lipid bilayer. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize™ delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of targeted proteins in blood diseases and solid organs.

Using DNAbilize™ as a platform for drug development and manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), the unique nonproprietary (generic) drug name for BP1001 designated by the United States Adopted Names Council, targets the protein Grb2 and has entered the efficacy portion of a Phase II clinical trial for acute myeloid leukemia (AML) and is preparing to enter the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia (CML). Prexigebersen is also in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

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

In June 2015, the Company established an “at the market” (“ATM”) program through which it may offer and sell up to $25.0 million of its common stock from time to time, at Bio-Path’s discretion, through an investment banking firm, acting as sales agent. Sales of Bio-Path common stock under the ATM program will be made directly on or through The NASDAQ Capital Market, among other methods. Pursuant to the Securities Purchase Agreement (as defined below), the Company is subject to certain restrictions on its ability to offer and sell shares of common stock under the ATM program. As of December 31, 2016, the Company has not offered or sold any shares of its common stock under the ATM program.

On June 29, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain healthcare focused institutional investors pursuant to which the Company agreed to sell an aggregate of 5,882,352 shares of the Company’s common stock and warrants to purchase up to 2,941,176 shares of the Company’s common stock for gross proceeds of approximately $10.0 million (the “2016 Registered Direct Offering”). The 2016 Registered Direct Offering closed on July 5, 2016. The net proceeds to the Company from the 2016 Registered Direct Offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, was approximately $9.3 million. These proceeds were partially offset by additional financing costs incurred during the period of $0.3 million resulting in net proceeds of $9.0 million. The $9.0 million was allocated between the investor warrant liability of $4.3 million and issuances of common stock of $4.7 million which was partially offset by $0.3 million related to issuance of the placement agent warrants. The Company has made an accounting policy election related to the treatment of offering costs. This election will result in the Company recording costs in the same manner dictated by the instrument attributable for incurring these costs.

As of December 31, 2016, Bio-Path had $9.4 million in cash on hand.

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

Revenue Recognition — We have not generated significant revenues to date. During 2016, the Company entered into a fixed fee service agreement with a preclinical stage biotechnology company in connection with a development project involving our DNAbilize™ technology, pursuant to which we agreed to perform certain evaluation services in exchange for $50,000. As of December 31, 2016, the Company has recorded $13,000 in revenue under the agreement. Payments received prior to the Company’s performance of work are recorded as deferred revenue and recognized as revenue once the work is performed.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk — Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2016, approximately $9.1 million of our cash balances was not covered by the FDIC. As of December 31, 2015 we had approximately $8.9 million in cash on-hand, of which approximately $8.6 million was not covered by the FDIC.

Furniture, fixtures and equipment — Furniture, fixtures and equipment are stated at cost and depreciated using the straight line method over the estimated useful lives of the assets. Depreciation expense was $43,000, $41,000 and $10,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated useful lives are as follows:

Computers and equipment – 3 years

Furniture and fixtures – 7 years

Scientific equipment – 7 years

Leasehold improvements – Lesser of useful life or lease term

Major additions and improvements are capitalized, while costs for minor replacements, maintenance, and repairs that do not increase the useful life of an asset are expensed as incurred.

Long Lived Assets — Our long lived assets consist of furniture, fixtures and equipment, leasehold improvements and a technology license. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by a comparison of the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Intangible Assets/Impairment of Long-Lived Assets — As of December 31, 2016, other assets totaled $0.9 million for our technology license, comprised of $2.5 million in value acquiring our technology license and our intellectual property, less accumulated amortization of $1.6 million. The technology value consists of $0.8 million in cash paid to MD Anderson, plus 3.1 million shares of common stock granted to MD Anderson valued at $2.4 million less $0.7 million for impairment expense taken in December of 2011 and June of 2012. This value is being amortized over a 15-year period from November 7, 2007, the date that the technology license became effective. Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable. Approximately $0.2 million will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022. As of December 31, 2015 other assets totaled $1.1 million, comprised of $2.5 million in value acquiring our technology licenses and our intellectual property, less accumulated amortization of $1.4 million.

Research and Development Costs — Costs and expenses that can be clearly identified as research and development are charged to expense. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense.

The Company estimates its clinical trial expense accrual each period based on a cost per patient calculation which is derived from estimated start-up costs, clinical trial costs based on the number of patients and length of the study and clinical study report costs. These services are performed by the Company’s third-party clinical research organizations, laboratories and clinical investigative sites. The expense accrual is recorded in research and development expense each period. Amounts that have been prepaid in advance of work performed are recorded in other current assets.

For the year ended December 31, 2016, we had $5.5 million of costs classified as research and development expense. For the year ended December 31, 2015, we had $3.0 million of costs classified as research and development expense. Research and development – related party expense has been consolidated with research and development expense on our financial statements beginning in 2015 as MD Anderson is no longer a greater than 5% stockholder in the Company. For the year ended December 31, 2014, we had $1.6 million of costs classified as research and development expense and $0.2 million of related party research and development expense.

Stock-Based Compensation — The Company has accounted for stock-based compensation under the provisions of generally accepted accounting principles (“GAAP”). The provisions require us to record an expense associated with the fair value of stock-based compensation. We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Related Party — Based on its stock ownership in the Company during 2014, MD Anderson met the criteria to be deemed a related party of the Company. Research and development – related party expense has been consolidated with research and development expense on our financial statements in 2015 and 2016 as MD Anderson is no longer a greater than 5% stockholder in the Company. For the year ending December 31, 2014, MD Anderson related party research and development expense was $0.2 million. MD Anderson related party research and development expense for the year ending December 31, 2014 included license expense of $0.1 million for the license annual maintenance fee and $31,000 for license patent expenses not capitalized in the technology license other asset and clinical trial hospital expense of $0.1 million. As of December 31, 2014, we had $0.1 million in accrued research and development related expense for the clinical trial and $0.1 million in accrued license payments for past patent expenses and the annual license maintenance fee.

Net Loss Per Share — Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2016, 2015 and 2014, no potential common shares shall be included in the computation of any diluted per-share amount when a loss exists, as it would be anti-dilutive. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2016, 2015 and 2014. The calculation of diluted earnings per share for 2016 did not include 5,441,673 shares and 5,951,176 shares issuable pursuant to the exercise of vested common stock options and outstanding warrants, respectively, as of December 31, 2016 as the effect would be anti-dilutive. The calculation of diluted earnings per share for 2015 did not include 5,078,611 shares and 2,760,000 shares issuable pursuant to the exercise of vested common stock options and outstanding warrants, respectively, as of December 31, 2015 as the effect would be anti-dilutive. The calculation of diluted earnings per share for 2014 did not include 4,734,861 shares and 2,760,000 shares issuable pursuant to the exercise of vested common stock options and outstanding warrants, respectively, as of December 31, 2014 as the effect would be anti-dilutive.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends as well as on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from the Company’s estimates.

Income Taxes — Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Liquidity — Since its inception, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not generated significant revenues from its planned principal operations. The Company does not anticipate generating significant revenues for the foreseeable future. The Company’s activities are subject to significant risks and uncertainties.

The Company has experienced significant losses since its inception, including net losses of $6.8 million and $5.4 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had an accumulated deficit of $32.1 million and $9.4 million in cash and cash equivalents. The Company has no debt commitments. Substantially all of the Company’s net losses have resulted from costs incurred in connection with its research and development activities and its general and administrative expenses to support operations. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company believes that its available cash at December 31, 2016 will be sufficient to fund liquidity and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. However, the Company expects to continue to incur net losses for the foreseeable future. The Company expects to continue to incur significant operating expenses in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen and BP1002. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for our current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The new standard provides comprehensive guidance for recognizing revenue as goods or services are delivered to the customer in an amount that is expected to be earned from those same goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-19 is now effective for annual periods after December 15, 2017 including interim periods within that reporting period. Early application is permitted only for annual periods beginning after December 15, 2016, including interim periods within that reporting period and allows for adoption using a full retrospective method, or a modified retrospective method. We currently anticipate adopting this standard on its effective date under the full retrospective method of adoption. We have not experienced significant issues in our implementation process and we do not anticipate any if we begin to generate revenues from the drug candidates the Company currently has under development.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to perform interim and annual assessments as to the entity’s ability to continue as a going concern and provides related disclosure guidance. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. The Company adopted this pronouncement for the year ended December 31, 2016 and analyzed its operations. The Company has determined that it has enough cash on hand to meet obligations and fund operations for at least the next 12 months from the report date included herein and does not have going concern uncertainty.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation. The new standard simplifies certain aspects of the accounting for share-based payment award transactions by allowing entities to continue to use current GAAP by estimating the number of awards that are expected to vest or, alternatively, entities can elect to account for forfeitures as they occur. Another aspect of the standard requires an entity to recognize all excess tax benefits and deficiencies associated with stock-based compensation as a reduction or increase to tax expense in the income statement. Previously, such amounts were recognized in additional paid-in capital. The new standard is now effective and management adopted the standard effective December 31, 2016 and did not elect to use actual forfeitures as they occur. Management also notes that the adoption of the standard to recognize excess tax benefits and deficiencies related to stock-based compensation in the income statement would not have a material impact on the Company’s consolidated financial statements as the Company has a full valuation allowance in place against its deferred tax asset.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company incurred installments to its contract drug manufacturing and raw material suppliers totaling $0.6 million in late 2015 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase II clinical trial. This amount was carried on the Balance Sheet as of December 31, 2015 at cost as Prepaid Drug Product for Testing. The Company recognized certain expenses and incurred additional installment costs during 2016, with advanced payments totaling $0.4 million, which are carried on the Balance Sheet as of December 31, 2016 as Prepaid Drug Product for Testing (See Note 12).

4.	Other Current Assets

As of December 31, 2016, Other Current Assets included prepaid expenses of $0.9 million, comprised primarily of prepayments made to the Company’s clinical research organization for our Phase II clinical trial for prexigebersen in AML of $0.6 million and other prepaid expenses of $0.3 million. As of December 31, 2015, Other Current Assets included prepaid expenses of $0.2 million.

5.	Accounts Payable

As of December 31, 2016, Current Liabilities included accounts payable of $0.1 million, comprised primarily of amounts owed for manufacturing development and testing services, legal fees and third party fees related to corporate communications. By the first week of March 2017, the December 31, 2016 amounts included in accounts payable had been substantially paid. As of December 31, 2015, Current Liabilities included accounts payable of $0.1 million

6.	Accrued Expense

As of December 31, 2016, Current Liabilities included accrued expense of $1.0 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, laboratory expense of $0.2 million, clinical and preclinical expenses of $0.2 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2015, Current Liabilities included accrued expense of $0.9 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, clinical and preclinical expenses of $0.3 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million.

7.	Warrant Liability

In connection with the 2016 Registered Direct Offering, the Company issued warrants to purchase up to 2,941,176 shares of the Company’s common stock at $2.30 per share to certain healthcare focused institutional investors, as well as warrants to purchase up to 250,000 shares of the Company’s common stock at $2.46 per share to H.C. Wainwright & Co., LLC and its designees as compensation for its services as the placement agent (collectively, the “2016 Warrants”). The 2016 Warrants contain a provision for net cash settlement in the event of certain fundamental transactions involving the Company (defined in the 2016 Warrants to include, among other things, the Company’s approval and consummation of a merger with another entity, the Company’s approval and consummation of the sale of all or substantially all of the Company’s assets or the occurrence of certain other change of control transactions).

Due to this provision and in accordance with ASC 480-10 (Distinguishing Liabilities from Equity), the 2016 Warrants were classified as a liability and recorded at fair value using the Binomial Lattice Model. The estimated fair value of the Warrant Liability for the 2016 Warrants on the closing date, July 5, 2016, was $4.6 million and was calculated using the following assumptions:

Risk-free interest rate	0.94%
Expected volatility	107%
Expected term in years	5.5
Dividend yield	-%

As of December 31, 2016, the fair value of the Warrant Liability was $2.9 million. The net change in fair value of $1.7 million for the year ended December 31, 2016 is shown as other income on the Company’s Consolidated Statements of Operations. The Company will continue to measure the fair value of the 2016 Warrants each quarter until they are exercised or expire and any change will be adjusted accordingly on the Company’s financial statements.

8.	Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the 2016 Warrants on a recurring basis to determine the fair value of the liability. ASC 820 also establishes a hierarchy categorizing inputs into three levels used to measure and disclose fair value. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to unobservable inputs. An explanation of each level in the hierarchy is described below:

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table summarizes the Company’s 2016 Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2016:

	Fair Value Measurements at December 31, 2016 (in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,906	$2,906

The Company did not have the 2016 Warrants at December 31, 2015.

The following table summarizes changes to the fair value of the Level 3 2016 Warrants for the year ended December 31, 2016:

Fair Value of Warrant Liability
(in thousands)
Balance at December 31, 2015	$-
Issuance	4,619
Change in fair value	(1,713)
Balance at December 31, 2016	$2,906

The Company utilized the Binomial Lattice Model for estimating the fair value of the 2016 Warrants using the following assumptions as of December 31, 2016:

As of December 31, 2016
Risk-free interest rate	1.93%
Expected volatility	98%
Expected term in years	5.0
Dividend yield	-%

9.	Stockholders’ Equity

Issuances of Common Stock - In January 2014, the Company issued a total of 5,000,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock for aggregate gross proceeds of $15.0 million. The warrants are exercisable for a period of five years from the date of issuance. The exercise price of the warrants is $4.74 a share. The Company also issued warrants to purchase 250,000 shares of the Company’s common stock to the Placement Agent for the transaction with the same terms and conditions.

In December 2014, a former director of the Company exercised stock options on 525,000 shares of the Company’s common stock for aggregate gross proceeds of $0.4 million.

In July 2016, the Company issued a total of 5,882,352 shares of the Company’s common stock and investor warrants to purchase 2,941,176 shares of the Company’s common stock for aggregate gross proceeds of $10.0 million. The warrants are exercisable for a period of five years from the date of issuance. The exercise price of the investor warrants is $2.30 a share. The Company also issued warrants to purchase 250,000 shares of the Company’s common stock to the placement agent for the transaction. The warrants are exercisable for a period of five years from the date of issuance. The exercise price of the placement agent warrants is $2.46 a share.

Stockholders’ Equity totaled $8.2 million as of December 31, 2016 compared to $9.8 million as of December 31, 2015. There were 95,645,224 shares of common stock issued and outstanding as of December 31, 2016. There were no preferred shares outstanding as of December 31, 2016.

10.	Stock-Based Compensation Plan

The Plan - In 2007, the Company adopted the First Amended 2007 Stock Incentive Plan, as amended (the “Plan”). The Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Restricted Stock Awards, Restricted Stock Unit Awards, Performance Awards and other stock-based awards, or any combination of the foregoing to the Company’s key employees, non-employee directors and consultants. As of December 31, 2016 the total number of shares reserved and available for grant and issuance pursuant to this Plan is 7,067,419 shares, subject to the automatic annual share increase as defined in the Plan. Under the Plan, the exercise price is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options intended to qualify as qualified incentive stock options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change of control, as defined in the Plan.

Stock option awards granted for the year 2016 were estimated to have a weighted average fair value per share of $2.09. Stock option awards granted for the years 2015 and 2014 were estimated to have weighted average fair values per share of $1.33 and $2.51, respectively. The fair value calculation is based on stock options granted during a period using the Black-Scholes option-pricing model on the date of grant. In addition, for all stock options granted, exercise price was determined based on the fair market value as determined by the closing stock price at the date of the grant. For stock options granted during 2016, 2015 and 2014 the following weighted average assumptions were used in determining fair value:

	2016	2015	2014
Risk-free interest rate	1.37%	1.65%	2.12%
Expected volatility	109%	138%	174%
Expected term in years	6.1	6.1	6.7
Dividend yield	-%	-%	-%

The Company determines the expected term of its stock option awards using the simplified method based on the weighted average of the length of the vesting period and the term of the exercise period. Expected volatility is determined by the volatility of the Company’s historical stock price over the expected term of the grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant.

Option activity under the Plan for the year ended December 31, 2016, was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
		(per share)	(in years)
Year Ended December 31, 2016
Outstanding at December 31, 2015	5,752	$1.05	5.3	$1,972
Granted	1,315	2.54	9.3
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2016	7,067	$1.33	5.2	$2,241
Vested and expected to vest December 31, 2016	6,728	$1.27	5.0	$2,239
Exercisable at December 31, 2016	5,442	$1.01	4.1	$2,236

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on the fair market value of the Company’s stock.

Option activity under the Plan for the year ended December 31, 2015, was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
		(per share)	(in years)
Year Ended December 31, 2015
Outstanding at December 31, 2014	5,428	$1.03	6.0	$8,829
Granted	349	1.46	9.3
Exercised	-	-
Forfeited/expired	(25)	2.71
Outstanding at December 31, 2015	5,752	$1.05	5.3	$1,972
Vested and expected to vest December 31, 2015	5,666	$1.04	5.2	$1,972
Exercisable at December 31, 2015	5,079	$1.00	4.9	$1,839

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

Option activity under the Plan for the year ended December 31, 2014, was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
		(per share)	(in years)
Year Ended December 31, 2014
Outstanding at December 31, 2013	6,032	$0.90	6.8	$18,672
Granted	325	2.57	9.4
Exercised	(525)	0.83
Forfeited/expired	(404)	0.68
Outstanding at December 31, 2014	5,428	$1.03	6.0	$8,829
Vested and expected to vest December 31, 2014	5,428	$1.03	6.0	$8,829
Exercisable at December 31, 2014	4,735	$0.99	5.6	$7,931

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of the Company’s stock. The aggregate pretax intrinsic value of exercises in 2014 totaled $0.9 million.

Stock-Based Compensation Expense - Total stock-based compensation expense for the year ended 2016 was $0.8 million which consisted of research and development expense of $0.4 million and general and administrative expense of $0.4 million. As of December 31, 2016, future stock-based compensation expense for all outstanding unvested options was $2.0 million, which is expected to be recognized over a weighted-average vesting period of 2.9 years. Total stock-based compensation expense for the year ended 2015 was $0.4 million which consisted of research and development expense of $0.1 million and general and administrative expense of $0.2 million. Total stock-based compensation expense for the year ended 2014 was $0.4 million which consisted of research and development expense of $0.1 million and general and administrative expense of $0.3 million.

11.	Warrants

A summary of warrants outstanding and exercisable as of December 31, 2016 (in thousands, except as noted):

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Year Issued	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
		(in years)	(per share)		(per share)
2013	10	1.3	$0.90	10	$0.90
2014 (Note 9)	2,750	2.1	4.74	2,750	4.74
2015	-	-	-	-	-
2016 (Note 9)	3,191	5.0	$2.31	-	-
	5,951	3.6	$3.43	2,760	$4.73

12.	Commitments and Contingencies

Technology License – The Company has negotiated exclusive licenses from MD Anderson to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense and an annual license maintenance fee. The annual license maintenance fee attributable to the License Agreement totaling $0.1 million is included in Current Liabilities as of December 31, 2016. As of December 31, 2015, the annual license maintenance fee attributable to the License Agreement totaling $0.1 million was included in Current Liabilities.

Operating Lease - In April 2014, the Company entered into a lease agreement for office space, which it occupied as of August 2014. The remaining lease payments due under this lease as of December 31, 2016 are $0.2 million.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019 and will require Bio-Path to pay $2,500 per month over the term of the lease. The remaining lease payments due under this lease as of December 31, 2016 are $0.1 million.

A summary of future payments under operating leases as of December 31, 2016:

For the Year Ending December 31,
(in thousands)
2017	$114
2018	116
2019	61
Total	$291

Drug Supplier Project Plan - Bio-Path has a project plan agreement with a producer of the Company’s drug product for the manufacture and delivery of one batch of prexigebersen, which is expected to be delivered to the Company in the second quarter 2017. As of December 31, 2016, the remaining commitment for this batch requires the Company to pay $0.1 million when the drug product from the batch is completed and delivered. In addition, the Company has entered into an agreement with its drug substance provider having one batch of material remaining to be delivered for use in the final drug product with a remaining commitment totaling $0.1 million as of December 31, 2016. In September 2016, the Company entered into an agreement with its drug substance provider for four batches of material, one of which was cancelled. The three batches of material are now expected to be completed in the second quarter of 2017 and have a remaining commitment as of December 31, 2016 of $0.5 million. The amounts paid for manufacture of the Company’s Grb2 drug substance and prexigebersen that have not been expensed totals $0.4 million and is carried on the balance sheet as of December 31, 2016 as Prepaid Drug Product for Testing (See Note 3). Commitments to the drug substance and drug product manufacturers for manufacturing development of Bio-Path’s second drug product candidate total $0.1 million. The balance of drug supplier commitments totaling $0.2 million is for assay development and manufacturing and supplier development.

13.	Benefit Plan

The Company initiated a contribution savings plan under Section 401(k) of the Internal Revenue Code in 2016. Under the plan, all eligible employees may contribute up to the statutory allowable amount governed by the Internal Revenue Service for any calendar year. We make matching contributions equal to 100% of the first 3% and 50% of the next 2% of each employee’s base salary up to the allowable amount which is fully vested on the date the matching contributions are made. For the year ended December 31, 2016, matching contributions totaled $48,000.

14.	Income Taxes

At December 31, 2016, the Company had a net operating loss carryforward for federal income tax purposes of $27.0 million which begins to expire in varying amounts in tax year 2026. During the year ended December 31, 2016, the Company raised additional equity capital. IRC Section 382 imposes certain limitations on the use of a net operating losses to offset future taxable income when an ownership change has occurred. The Company has yet to determine whether an ownership change occurred in 2016. If an ownership change is determined to have occurred, additional limitations on the Company’s net operating losses incurred prior to the ownership change may apply. The Company has a research and development tax credit carryforward of $1.3 million for federal income tax purposes that begins to expire in varying amounts in tax year 2028.

In assessing the ability to realize its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers evidence such as the reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets. As such, a valuation allowance has been recorded to offset the Company’s net deferred tax assets at December 31, 2016. The Company recorded an increase in the valuation allowance of $3.0 million for the year ended December 31, 2016.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets-non current

Accrued bonuses	$-	$77
Accrued vacation	32	22
Net operating loss (NOL) carryover	9,166	6,641
Technology licenses amortization	60	64
Research & development tax credits	1,259	877
Share based expense	443	293
Other	9	(10
Total deferred tax asset	10,969	7,964
Less: valuation allowance	(10,965)	(7,964)
Net deferred tax asset	4	-
Deferred tax liability- non current	(4)	-
Net deferred tax asset	$-	$-

 Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	December 31,
	2016	2015	2014
	(in thousands)
Loss before income taxes	$(6,750)	$(5,467)	$(4,560)
Tax (Benefit) @ Statutory Tax Rate	(2,295)	(1,859)	(1,550)
Effects of:
Exclusion of Incentive Stock Option Expense	117	89	83
R&D Tax Credits	(252)	(132)	(132)
Increase in Valuation Allowance	3,001	1,899	1,530
FMV of Warrants	(582)	-	-
Prior Year Adjustments	6	-	-
Carryforward Adjustment		-	21
Other	5	3	48
Provision for Income Taxes	$-	$-	$-

As of December 31, 2016, the Company had no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded as of the year ended December 31, 2016, and no interest or penalties have been accrued as of December 31, 2016, 2015 and 2014.

The Company’s open years for Internal Revenue Service (IRS) examination purposes due to normal statute of limitation are 2013, 2014 and 2015. However, since the Company has operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the Internal Revenue Code of 1986, as amended (the “code”), in order to redetermine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction was claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss was claimed. The Company is not currently under examination by the IRS or any other taxing authorities.

15.	Quarterly Results of Operations (Unaudited)

Quarterly data for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2016
Revenue	$-	$-	$-	$13
Expenses	1,869	1,944	2,994	1,681
Loss from operations	(1,869)	(1,944)	(2,994)	(1,668)
Other income	2	2	1,424	297
Net loss	(1,867)	(1,942)	(1,570)	(1,371)
Net loss per common share - basic and diluted	(0.02)	(0.02)	(0.02)	(0.01)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2015
Revenue	$-	$-	$-	$-
Expenses	1,379	1,131	1,512	1,463
Loss from operations	(1,379)	(1,131)	(1,512)	(1,463)
Other income	4	5	4	5
Net loss	(1,375)	(1,126)	(1,508)	(1,458)
Net loss per common share - basic and diluted	(0.02)	(0.01)	(0.02)	(0.02)

