Form 10-Q
period 2017-03-31
BIO-PATH HOLDINGS INC
filed 2017-05-10
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 1, 2017, the Company had 95,645,224 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its wholly-owned subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2016, and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. Please refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2016, and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	As of March 31,	As of December 31,
	2017	2016

Assets

Current assets
Cash	$7,111	$9,375
Prepaid drug product for testing	377	376
Other current assets	862	902

Total current assets	8,350	10,653

Fixed assets
Furniture, fixtures & equipment	999	708
Less accumulated depreciation	(127)	(94)
	872	614

Other assets
Technology licenses	2,500	2,500
Less accumulated amortization	(1,611)	(1,571)
	889	929

Total Assets	$10,111	$12,196

Liabilities & Shareholders’ Equity

Current liabilities
Accounts payable	$89	$69
Accrued expense	608	969
Deferred revenue	12	12

Total current liabilities	709	1,050

Warrant liability	1,310	2,906

Total Liabilities	2,019	3,956

Shareholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 95,645 and 95,645 shares issued and outstanding, respectively	96	96
Additional paid in capital	40,527	40,278
Accumulated deficit	(32,531)	(32,134)

Total shareholders’ equity	8,092	8,240

Total Liabilities & Shareholders’ Equity	$10,111	$12,196

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$-	$-

Operating expenses

Research and development	1,026	1,020
General and administrative	970	849

Total operating expenses	1,996	1,869

Net operating loss	$(1,996)	$(1,869)

Other income
Change in fair value of warrant liability	1,596	-
Interest income	3	2

Total other income	1,599	2

Net loss	$(397)	$(1,867)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	95,645	89,763

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flow from operating activities

Net loss	$(397)	$(1,867)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	40	40
Depreciation	33	10
Stock-based compensation	249	95
Change in fair value of warrant liability	(1,596)	-
(Increase) decrease in assets
Prepaid drug product for testing	(1)	(51)
Other current assets	40	(571)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(208)	(37)

Net cash used in operating activities	(1,840)	(2,381)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(424)	-

Net cash used in investing activities	(424)	-

Net decrease in cash	(2,264)	(2,381)

Cash, beginning of period	9,375	8,854

Cash, end of period	$7,111	$6,473

Supplemental disclosure of non-cash activities

Non-cash investing activities
Capital expenditures included in accrued expense	$114	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements
for the Period Ended March 31, 2017

Unless the context requires otherwise, references in these Notes to the Unaudited Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2016. The results of operations for the period ended March 31, 2017, are not necessarily indicative of the results for a full-year period.

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

Using DNAbilize™ as a platform for drug development and manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), targets the protein Grb2 and has entered the efficacy portion of a Phase II clinical trial for acute myeloid leukemia (AML) and is preparing to enter the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia (CML). Prexigebersen is also in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

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

In June 2015, the Company established an “at the market” (“ATM”) program through which it may offer and sell up to $25.0 million of its common stock from time to time, at Bio-Path’s discretion, through an investment banking firm, acting as sales agent. Sales of Bio-Path common stock under the ATM program will be made directly on or through the NASDAQ Capital Market, among other methods. Pursuant to the Securities Purchase Agreement (as defined below), the Company is subject to certain restrictions on its ability to offer and sell shares of common stock under the ATM program. To date, the Company has not offered or sold any shares of its common stock under the ATM program.

In June 2016, the Company entered into the Securities Purchase Agreement with certain healthcare focused institutional investors pursuant to which the Company agreed to sell an aggregate of 5,882,352 shares of the Company’s common stock and warrants to purchase up to 2,941,176 shares of the Company’s common stock for gross proceeds of approximately $10.0 million (the “2016 Registered Direct Offering”). The 2016 Registered Direct Offering closed on July 5, 2016. The net proceeds to the Company from the 2016 Registered Direct Offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $9.3 million. These proceeds were partially offset by additional financing costs incurred during the period of $0.3 million.

As of March 31, 2017, the Company had $7.1 million in cash on hand, compared to $9.4 million as of December 31, 2016. Management has completed its analysis of the Company’s cash needs and determined that it has enough cash on hand to meet obligations and fund operations and capital expenditures for at least the next 12 months from the report date included herein. We expect to finance our foreseeable cash requirements through cash on hand, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing. If the Company is unable to obtain funding due to unfavorable terms or market conditions, management has determined that it can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The new standard provides comprehensive guidance for recognizing revenue as goods or services are delivered to the customer in an amount that is expected to be earned from those same goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-19 is now effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual periods beginning after December 15, 2016, including interim periods within that reporting period and allows for adoption using a full retrospective method, or a modified retrospective method. We currently anticipate adopting this standard on its effective date under the full retrospective method of adoption. We have not experienced significant issues in our implementation process and we do not anticipate any if we begin to generate revenues from the drug candidates the Company currently has under development.

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

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company made payments to its contract drug manufacturing and raw material suppliers totaling $0.4 million in late 2015 and all of 2016 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase II clinical trial. This amount was carried on the Balance Sheet as of December 31, 2016 at cost as Prepaid Drug Product for Testing. The Company made an additional payment during 2017, with advanced payments totaling $0.4 million, which are carried on the Balance Sheet as of March 31, 2017 as Prepaid Drug Product for Testing (See Note 11).

4.	Other Current Assets

As of March 31, 2017, Other Current Assets included prepaid expenses of $0.9 million, comprised primarily of prepayments made to the Company’s clinical research organization for our Phase II clinical trial for prexigebersen in AML of $0.6 million and other prepaid expenses of $0.3 million. As of December 31, 2016, Other Current Assets included prepaid expenses of $0.9 million.

5.	Accounts Payable

As of March 31, 2017, Current Liabilities included accounts payable of $0.1 million, comprised primarily of amounts owed for audit services, legal fees and manufacturing development and testing services. As of December 31, 2016, Current Liabilities included accounts payable of $0.1 million

6.	Accrued Expense

As of March 31, 2017, Current Liabilities included accrued expense of $0.6 million, comprised primarily of accrued employee vacation and bonus expenses of $0.2 million, clinical and preclinical expenses of $0.1 million, laboratory expense of $0.1 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2016, Current Liabilities included accrued expense of $1.0 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, laboratory expense of $0.2 million, clinical and preclinical expenses of $0.2 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million.

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

Due to this provision and in accordance with ASC 480-10 (Distinguishing Liabilities from Equity), the 2016 Warrants were classified as a liability and recorded at fair value as calculated using the Binomial Lattice Model. The estimated fair value of the Warrant Liability for the 2016 Warrants on the closing date, July 5, 2016, was $4.6 million.

As of March 31, 2017, and December 31, 2016, the fair values of the Warrant Liability were $1.3 million and $2.9 million, respectively. The net change in fair value of $1.6 million for the three months ended March 31, 2017 is shown as other income on the Company’s Consolidated Statements of Operations. The Company will continue to measure the fair value of the 2016 Warrants each quarter until they are exercised or expire and any change will be adjusted accordingly on the Company’s financial statements.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following tables summarize the Company’s liabilities measured at fair value within the hierarchy on a recurring basis as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at March 31, 2017 (in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$1,310	$1,310

	Fair Value Measurements at December 31, 2016 (in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,906	$2,906

The following table summarizes changes to the fair value of the Level 3 2016 Warrants for the three months ended March 31, 2017:

Fair Value of Warrant Liability
(in thousands)
Balance at December 31, 2016	$2,906
Change in fair value	(1,596)
Balance at March 31, 2017	$1,310

The Company utilized the Binomial Lattice Model for estimating the fair value of the 2016 Warrants using the following assumptions as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017	As of December 31, 2016
Risk-free interest rate	1.93%	1.93%
Expected volatility	89%	98%
Expected term in years	4.8	5.0
Dividend yield	-%	-%

9.	Stockholders’ Equity

Stockholders’ Equity totaled $8.1 million as of March 31, 2017 compared to $8.2 million as of December 31, 2016. There were 95,645,224 shares of common stock issued and outstanding as of March 31, 2017. There were no preferred shares outstanding as of March 31, 2017.

10.	Stock-Based Compensation

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

Stock-based compensation expense was $0.2 million and $0.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for both the three months ended March 31, 2017 and March 31, 2016 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended March 31, 2017 and March 31, 2016 was $0.1 million and $42,000, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2017 and 2016:

	2017	2016
Risk-free interest rate	2.09%	1.49%
Expected volatility	100%	108%
Expected term in years	6.1	6.1
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plan for the three months ended March 31, 2017:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2016	7,067	$1.33
Granted	482	0.80
Outstanding at March 31, 2017	7,549	1.29
Exercisable at March 31, 2017	5,505	$1.01

As of March 31, 2017, the aggregate intrinsic value of outstanding stock options was $0.9 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount changes based on the fair market value of the Company’s stock.

As of March 31, 2017, unamortized stock-based compensation expense for all outstanding options was $2.1 million, which is expected to be recognized over a weighted average vesting period of 2.8 years.

11.	Commitments and Contingencies

Technology License – The Company has negotiated exclusive licenses from MD Anderson to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense and an annual license maintenance fee. The annual license maintenance fee attributable to the License Agreement totaling $0.1 million is included in Current Liabilities as of March 31, 2017 and was paid in May 2017. As of December 31, 2016, the annual license maintenance fee attributable to the License Agreement totaling $0.1 million was included in Current Liabilities.

Operating Lease – In April 2014, the Company entered into a lease agreement for office space, which it occupied as of August 2014. The remaining lease payments due under this lease as of March 31, 2017 are $0.2 million.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019 and will require Bio-Path to pay $2,500 per month over the term of the lease. The remaining lease payments due under this lease as of March 31, 2017 are $0.1 million.

Drug Supplier Project Plan – Bio-Path has a project plan agreement with a producer of the Company’s drug product for the manufacture and delivery of one batch of prexigebersen, which is expected to be delivered to the Company in the second quarter of 2017. As of March 31, 2017, the remaining commitment for this batch requires the Company to pay $0.1 million when the drug product from the batch is completed and delivered. In addition, the Company entered into an agreement with its drug substance provider with one batch of material remaining to be delivered for use in the final drug product. The remaining commitment for this batch totals $0.1 million as of March 31, 2017. In September 2016, the Company entered into an agreement with its drug substance provider for four batches of material. Three of the batches are expected to be completed in the second quarter of 2017 and the fourth batch is expected to be manufactured in the fourth quarter of 2017. The four batches of drug substance have a remaining commitment as of March 31, 2017 of $0.7 million. The amounts paid for manufacture of the Company’s Grb2 drug substance and prexigebersen that have not been expensed totals $0.4 million and is carried on the balance sheet as of March 31, 2017 as Prepaid Drug Product for Testing (See Note 3). Commitments to the drug substance and drug product manufacturers for manufacturing development of Bio-Path’s second drug product candidate total $0.1 million. The balance of drug supplier commitments totaling $0.1 million is for assay development and manufacturing and supplier development. Total commitments for the Company’s drug supplier project plan are $1.1 million as of March 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2016. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2016, and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

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

Using DNAbilize™ as a platform for drug development and manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), has entered the efficacy portion of a Phase II clinical trial for acute myeloid leukemia (AML) and is preparing to enter the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia (CML). Prexigebersen is also in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

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

As of March 31, 2017, we had an accumulated deficit of $32.5 million. Our net loss was $0.4 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

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

In this regard, in August 2013 we announced that our DNAbilize™ liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with our drug candidate prexigebersen inhibits the Grb2 disease-causing target protein in patients with blood cancers. Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for prexigebersen to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease that has a disease-causing protein as a chronic disorder. This accomplishment is a potentially significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and deliver the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principle for DNAbilize™ may lead to licensing and business development opportunities, supporting our business model.

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

Data from the Phase I Clinical Trial

•	Among 20 evaluable patients, 15 demonstrated anti-leukemia activity with reduction in peripheral or bone marrow blasts from baseline.
•	Five patients demonstrated transient improvement and/or stable disease, three of whom received a total of five cycles each.
•	Two patients, in addition to achieving market blast percentage declines, also experienced transient improvements in leukemia cutis lesions.

Disease Stabilization in MDS and AML

•	Two patients with MDS, a 53-year-old male and a 72-year-old female, both achieved disease stabilization and continued therapy for five cycles before disease progression.
•	A 54-year-old HIV positive male with AML achieved stable disease and marked reduction in peripheral blasts, continuing therapy for five cycles before disease progression.

Experience in CML-Blast Phase

•	Patient with myeloid blast crisis of CML.
•	Prior therapies consisted of: imatinib, dasatinib, nilotinib, DCC-2036, cytarabine + fludarabine + dasatinib + gemtuzumab, PHA-739358, clofarabine + dasatinib.
•	Upon start of prexigebersen, patient showed a significant reduction in white blood cell (WBC) blasts from 81 percent to 5 percent, but due to leptomeningeal disease progression discontinued therapy before full cycle.

Inhibition of Target Grb2 Protein

•	Grb2 levels were compared to baseline prior to treatment.
•	By end of treatment, prexigebersen decreased Grb2 in 10 out of 12 samples (83%) tested (average reduction 50%).
•	Phosphorylated ERK (pERK, extracellular signal related kinase), a protein downstream of the Ras protein, was decreased in 58% of samples.

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

With the completion of Cohort 8, the Phase Ib trial has been completed. Results from the Phase Ib clinical trial demonstrated it is safe to add prexigebersen, which appears to yield better response rates in this AML patient population. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase II trial was dosed. The full trial design includes approximately 54 evaluable patients with an interim analysis to be performed after 19 patients are treated with the combination. In the event the interim results exceed the primary endpoint in the number of patients that meet or exceed statistically determined thresholds, we may seek to convert the trial into a registration trial for accelerated approval (see figure below). The multi-site trial is being conducted at leading cancer centers, among them are Weill Medical College of Cornell University, Baylor Scott & White Health, The University of Kansas Cancer Center, New Jersey Hematology Oncology Associates, West Virginia University Mary Babb Randolph Cancer Center, and MD Anderson.

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

BP1002 – Development and Treatment for FL, DLBCL, MALT, MCL AND BL. On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for FL. We intend to file a new IND to begin clinical testing of BP1002 in patients with multiple types of lymphoma in 2017. We anticipate that the Phase I trial will be open to refractory and relapsed patients with FL and other sub-types of NHL, including DLBCL, MALT, MCL and BL.

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

During 2016, the Company entered into a fixed fee service agreement with a preclinical stage biotechnology company in connection with a development project involving our DNAbilize™ technology, pursuant to which we agreed to perform certain evaluation services in exchange for $50,000. As of March 31, 2017, the Company has recorded $13,000 in revenue under the agreement. Payments received prior to the Company’s performance of work are recorded as deferred revenue and recognized as revenue once the work is performed.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Research and Development Expense. Our research and development expense was $1.0 million for both the three months ended March 31, 2017 and March 31, 2016. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development expense	$905	$978
Non-cash stock-based compensation expense	121	42
Total research and development expense	$1,026	$1,020

General and Administrative Expense. Our general and administrative expense for the three months ended March 31, 2017 was $1.0 million, an increase of $0.1 million compared to the three months ended March 31, 2016. The increase in general and administrative expense was primarily due to increased stock-based compensation expense, director meeting fees and audit fees. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2017	2016
General and administrative expense	$842	$796
Non-cash stock-based compensation expense	128	53
Total general and administrative expense	$970	$849

Net Operating Loss. Our net loss from operations was $2.0 million for the three months ended March 31, 2017, an increase of $0.1 million compared to the three months ended March 31, 2016.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability for the three months ended March 31, 2017 resulted in non-cash income of $1.6 million.

Net Loss. Our net loss for the three months ended March 31, 2017 was $0.4 million, a decrease of $1.5 million compared the three months ended March 31, 2016. Net loss per share, both basic and diluted, was $0.01 per share for the three months ended March 31, 2017 compared to $0.02 per share for the three months ended March 31, 2016. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $7.1 million as of March 31, 2017 compared to a cash balance of $9.4 million as of December 31, 2016. We believe that our available cash at March 31, 2017 will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months. To ensure that the Company maintains an adequate cash level, management can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed.

Cash Flows

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2017 was $1.8 million. Net cash used in operating activities consisted primarily of the net operating loss for the period of $2.0 million and a decrease in current liabilities of $0.2 million. Our net operating loss is partially offset by non-cash stock-based compensation expense of $0.2 million and technology license amortization and depreciation expenses of $0.1 million. The change in fair value of the warranty liability of $1.6 million did not have an impact on net cash used in operating activities during the period.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2017 consisted of capital expenditures totaling $0.4 million which were primarily related to equipment purchases for our new research and development laboratory.

2017 Shelf Registration Statement

On December 20, 2016, we filed a shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on January 9, 2017 (the “2017 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on January 13, 2014, (the “2014 Shelf Registration Statement”) was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2017 Registration Statement was filed to register the offering, issuance and sale of (i) up to $125.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, including offers and sales of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) described below and (ii) up to 5,441,176 shares of our common stock pursuant to the exercise of warrants that were issued in prior registered direct offerings, including the 2016 Registered Direct Offering described below. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

“At the Market” Offering

On June 24, 2015, we entered into the Sales Agreement with Cantor Fitzgerald, as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the 2017 Shelf Registration Statement and a related prospectus filed with the SEC on January 10, 2017, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. Pursuant to the Securities Purchase Agreement described below, we are subject to certain restrictions on our ability to offer and sell shares of our common stock under the Sales Agreement. To date, we have not offered or sold any shares of common stock under the Sales Agreement.

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

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen and BP1002. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2016. For more information, see Note 1 to the consolidated financial statements included herein.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K as of the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We had cash and cash equivalents of approximately $7.1 million as of March 31, 2017. Although this cash account is subject to fluctuations in interest rates and market conditions, no significant gain or loss on this account is expected to be recognized in earnings. We do not invest in derivative securities.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2016.

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

Dated: May 10, 2017	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
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

