Form 10-Q
period 2017-06-30
BIO-PATH HOLDINGS INC
filed 2017-08-09
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At August 1, 2017, the Company had 100,056,988 outstanding shares of common stock, par value $0.001 per share.

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

2

Part I - FINANCIAL INFORMATION

Item 1.      CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of June 30,	As of December 31,
	2017	2016

Assets

Current assets
Cash	$6,182	$9,375
Prepaid drug product for testing	592	376
Other current assets	1,011	902

Total current assets	7,785	10,653

Fixed assets
Furniture, fixtures & equipment	999	708
Less accumulated depreciation	(202)	(94)
	797	614

Other assets
Technology licenses	2,500	2,500
Less accumulated amortization	(1,651)	(1,571)
	849	929

Total Assets	$9,431	$12,196

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$96	$69
Accrued expenses	468	969
Deferred revenue	12	12

Total current liabilities	576	1,050

Warrant liability	-	2,906

Total Liabilities	576	3,956

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 100,057 and 95,645 shares issued and outstanding, respectively	100	96
Additional paid in capital	43,271	40,278
Accumulated deficit	(34,516)	(32,134)

Total shareholders' equity	8,855	8,240

Total Liabilities & Shareholders' Equity	$9,431	$12,196

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses

Research and development	1,480	1,187	2,506	2,207
General and administrative	845	757	1,815	1,606

Total operating expenses	2,325	1,944	4,321	3,813

Net operating loss	$(2,325)	$(1,944)	$(4,321)	$(3,813)

Other income (loss)
Change in fair value of warrant liability	778	-	2,374	-
Loss on extinguishment of warrant liability	(440)	-	(440)	-
Interest income	2	2	5	4

Total other income	340	2	1,939	4

Net loss	(1,985)	(1,942)	(2,382)	(3,809)

Deemed dividend related to warrant conversion	(1,038)	-	(1,038)	-

Net loss attributable to common stockholders	$(3,023)	$(1,942)	$(3,420)	$(3,809)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.04)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	98,586	89,763	97,116	89,763

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flow from operating activities

Net loss	$(2,382)	$(3,809)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	80	80
Depreciation	108	21
Stock-based compensation	507	318
Change in fair value of warrant liability	(2,374)	-
Loss on extinguishment of warrant liability	440	-
(Increase) decrease in assets
Prepaid drug product for testing	(216)	(19)
Other current assets	(109)	(1,097)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(257)	(124)

Net cash used in operating activities	(4,203)	(4,630)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(538)	-

Net cash used in investing activities	(538)	-

Cash flow from financing activities

Net proceeds from exercise of warrants	1,548	-

Net cash provided by financing activities	1,548	-

Net decrease in cash	(3,193)	(4,630)

Cash, beginning of period	9,375	8,854

Cash, end of period	$6,182	$4,224

Supplemental disclosure of non-cash activities

Non-cash financing activities
Incremental fair value of warrant liability modification	$797	$-
Conversion of warrant liability to equity	$175	$-
Offering expenses included in accrued expense	$30	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements
for the Period Ended June 30, 2017

Unless the context requires otherwise, references in these Notes to the Unaudited Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2016. The results of operations for the period ended June 30, 2017, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused RNAi nano particle drug development company utilizing a novel technology that achieves systemic delivery of antisense drug substances for target specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize™, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes in vivo, incorporated inside of a neutral charge lipid bilayer. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize™ delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of targeted proteins in blood diseases and solid tumors.

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

In June 2016, the Company entered into the Securities Purchase Agreement with certain healthcare focused institutional investors pursuant to which the Company agreed to sell an aggregate of 5,882,352 shares of the Company’s common stock and warrants (the “2016 Registered Warrants”) to purchase up to 2,941,176 shares of the Company’s common stock for gross proceeds of approximately $10.0 million (the “2016 Registered Direct Offering”). The 2016 Registered Direct Offering closed on July 5, 2016. The Company also issued warrants (the “2016 Placement Warrants,” and together with the 2016 Registered Warrants, the “2016 Warrants”) to purchase up to 250,000 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC and its designees as compensation for its services as a placement agent in connection with the 2016 Registered Director Offering. The net proceeds to the Company from the 2016 Registered Direct Offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds from the exercise of the warrants issued in the offering, were approximately $9.3 million. These proceeds were partially offset by additional financing costs incurred during the period of $0.3 million.

On May 21, 2017, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of the 2016 Warrants and warrants (the “2014 Warrants,” and together with the 2016 Warrants, the “Original Warrants”) to purchase up to 2,500,000 shares of common stock that we issued in January 2014. The Exercising Holders owned, in the aggregate, Original Warrants exercisable for 4,411,764 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Original Warrants with respect to 4,300,000 shares of our common stock underlying such Original Warrants for a reduced exercise price equal to $0.38 per share (the “Reduced Exercise Price”). The Exercising Holders also subsequently exercised their Original Warrants for the remaining 111,764 shares of our common stock underlying such Original Warrants for the Reduced Exercise Price. In connection with the execution of the Exercise Agreements, we issued to each Exercising Holder a new warrant (each, a “New Warrant”) to purchase shares of our common stock equal to the number of shares of our common stock received by such Exercising Holder upon exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants are substantially similar to the terms of the Original Warrants, except that the New Warrants (i) became exercisable immediately upon issuance for a period of five years from the closing date of the Exercise Agreements; (ii) have an exercise price equal to $0.60 per share and (iii) included revised language substantially similar to the language in the Warrant Amendments described below regarding fundamental transactions and net cash settlement. As noted below, this modified language results in the New Warrants qualifying for equity treatment on the Company’s Consolidated Balance Sheet as of June 30, 2017. The net proceeds to the Company from the exercise of the New Warrants by the Exercising Holders, after deducting financial advisory fees and expenses and our offering expenses, were approximately $1.5 million.

On June 13, 2017, the Company entered into amendments (the “Warrant Amendments”) with holders (the “Holders”) of the remaining 2016 Warrants, which amended the terms of their 2016 Warrants with respect to 1,279,412 shares of our common stock. The Warrant Amendments provide that (i) the Holders’ right to require the Company to purchase the outstanding warrants upon the occurrence of certain fundamental transactions will not apply if the fundamental transaction is a result of a transaction that has not been approved by the Board and (ii) in the event the Company does not have an effective registration statement registering the issuance of the underlying shares of our common stock to the Holders, there is no circumstance that would require the Company to net cash settle the outstanding warrants. As such, the changes made in the Warrant Amendments allow for equity treatment of the remaining 2016 Warrants. As a result of the Exercise Agreements and the Warrant Amendments, the Company’s Warrant Liability was extinguished as of June 30, 2017, allowing the New Warrants and the remaining 2016 Warrants, as amended, to be treated as equity for all filings beginning with the quarter ended June 30, 2017.

The Exercise Agreements for the 2014 Warrants resulted in the holders receiving $1.0 million in incremental value over the value of the warrants at the exchange date.  This incremental value was recorded as a deemed dividend in additional paid-in capital due to the absence of retained earnings and increased the net loss available to common shareholders on the Consolidated Statements of Operations.  The Exercise Agreements for the 2016 Warrants resulted in warrants with a fair value of $0.4 million being extinguished and resulted in the recognition of a loss on extinguishment of warrants of $0.4 million. Additionally, the Warrant Amendments resulted in the reclassification of the remaining 2016 Warrants with a fair value of $0.2 million from liability presentation to equity treatment on the Consolidated Balance Sheet as of June 30, 2017.

As of June 30, 2017, the Company had $6.2 million in cash on hand, compared to $9.4 million as of December 31, 2016. Management has completed its analysis of the Company’s cash needs and determined that it has enough cash on hand to meet obligations and fund operations and capital expenditures for at least the next 12 months from the report date included herein. We expect to finance our foreseeable cash requirements through cash on hand, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing. If the Company is unable to obtain funding due to unfavorable terms or market conditions, management has determined that it can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The new standard provides comprehensive guidance for recognizing revenue as goods or services are delivered to the customer in an amount that is expected to be earned from those same goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-19 is now effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual periods beginning after December 15, 2016, including interim periods within that reporting period and allows for adoption using a full retrospective method, or a modified retrospective method. We currently anticipate adopting this standard on its effective date under the full retrospective method of adoption. We have not experienced significant issues in our implementation process and we do not anticipate any if we begin to generate revenues from the drug candidates the Company currently has under development.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Management is currently evaluating the impact of future adoption of the new standard on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. The new standard requires an entity to apply modification accounting provisions if the value, vesting conditions or classification of the award changes. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the impact of future adoption of the new standard on the Company’s consolidated financial statements.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company made payments to its contract drug manufacturing and raw material suppliers totaling $0.4 million in late 2015 and all of 2016 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase II clinical trial. This amount was carried on the Balance Sheet as of December 31, 2016 at cost as Prepaid Drug Product for Testing. The Company made additional payments during 2017, with advanced payments totaling $0.6 million, which are carried on the Balance Sheet as of June 30, 2017 as Prepaid Drug Product for Testing (See Note 11).

4.	Other Current Assets

As of June 30, 2017, Other Current Assets included prepaid expenses of $1.0 million, comprised primarily of prepayments made to the Company’s clinical research organization for our clinical trials for prexigebersen in AML and CML of $0.7 million and other prepaid expenses of $0.3 million. As of December 31, 2016, Other Current Assets included prepaid expenses of $0.9 million.

5.	Accounts Payable

As of June 30, 2017, Current Liabilities included accounts payable of $0.1 million, comprised primarily of amounts owed for legal fees, preclinical studies and manufacturing development and testing services. As of December 31, 2016, Current Liabilities included accounts payable of $0.1 million.

6.	Accrued Expenses

As of June 30, 2017, Current Liabilities included accrued expenses of $0.5 million, comprised primarily of accrued employee vacation and bonus expenses of $0.3 million, preclinical expense of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2016, Current Liabilities included accrued expense of $1.0 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, laboratory expense of $0.2 million, clinical and preclinical expenses of $0.2 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million.

7.	Warrant Liability

In connection with the 2016 Registered Direct Offering, the Company issued warrants to purchase up to 2,941,176 shares of the Company’s common stock at $2.30 per share to certain healthcare focused institutional investors, as well as warrants to purchase up to 250,000 shares of the Company’s common stock at $2.46 per share to H.C. Wainwright & Co., LLC and its designees as compensation for its services as the placement agent. When issued, the 2016 Warrants contained a provision for net cash settlement in the event of certain fundamental transactions involving the Company (defined in the 2016 Warrants to include, among other things, the Company’s approval and consummation of a merger with another entity, the Company’s approval and consummation of the sale of all or substantially all of the Company’s assets or the occurrence of certain other change of control transactions).

Due to this provision and in accordance with ASC 480-10 (Distinguishing Liabilities from Equity), the 2016 Warrants were classified as a liability and recorded at fair value as calculated using the Binomial Lattice Model. The estimated fair value of the Warrant Liability for the 2016 Warrants on the closing date, July 5, 2016, was $4.6 million.

As of June 30, 2017, and December 31, 2016, the fair values of the Warrant Liability were none and $2.9 million, respectively. The net change in fair value of $2.4 million for the six months ended June 30, 2017 is shown as other income on the Company’s Consolidated Statements of Operations. As discussed in Note 1, certain of the 2016 Warrants were extinguished as a result of the Exercise Agreements and resulted in recognition of a loss on extinguishment of warrants of $0.4 million. Additionally, warrants with a fair value of $0.2 million were reclassified to equity as a result of the Warrant Amendments.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The Company’s Warranty Liability was extinguished as of June 30, 2017 (See Note 1).

The following table summarizes the Company’s 2016 Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2016:

	Fair Value Measurements at December 31, 2016 (in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,906	$2,906

The following table summarizes changes to the fair value of the Level 3 2016 Warrants for the six months ended June 30, 2017:

Fair Value of Warrant Liability
(in thousands)
Balance at December 31, 2016	$2,906
Change in fair value	(2,374)
Extinguished	(357)
Reclassified to equity	(175)
Balance at June 30, 2017	$-

The Company utilized the Binomial Lattice Model for estimating the fair value of the 2016 Warrants using the following assumptions on the reclassification dates of June 13, 2017 and May 21, 2017 and as of December 31, 2016:

	As of June 13, 2017	As of May 21, 2017	As of December 31, 2016
Risk-free interest rate	1.51%	1.78%	1.93%
Expected volatility	88%	89%	98%
Expected term in years	4.6	4.6	5.0
Dividend yield	-%	-%	-%

The Company did not have the 2016 Warrants at June 30, 2016.

9.	Stockholders’ Equity

Stockholders’ Equity totaled $8.9 million as of June 30, 2017 compared to $8.2 million as of December 31, 2016. There were 100,056,988 shares of common stock issued and outstanding as of June 30, 2017. There were no preferred shares outstanding as of June 30, 2017.

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

Stock-based compensation expense was $0.3 million and $0.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for both the three months ended June 30, 2017 and June 30, 2016 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for both the three months ended June 30, 2017 and June 30, 2016 was $0.1 million.

Stock-based compensation expense was $0.5 million and $0.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the six months ended June 30, 2017 and June 30, 2016 was $0.3 million and $0.2 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the six months ended June 30, 2017 and June 30, 2016 was $0.2 million and $0.1 million, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2017 and 2016:

	2017	2016
Risk-free interest rate	2.06%	1.37%
Expected volatility	99%	109%
Expected term in years	6.1	6.1
Dividend yield	-%	-% %

The following summary represents option activity under the Company’s stock-based compensation plan for the six months ended June 30, 2017:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2016	7,067	$1.33
Granted	657	0.77
Outstanding at June 30, 2017	7,724	1.28
Exercisable at June 30, 2017	5,913	$1.12

As of June 30, 2017, the aggregate intrinsic value of outstanding stock options was $10,000. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. This amount changes based on the fair market value of the Company’s stock.

As of June 30, 2017, unamortized stock-based compensation expense for all outstanding options was $2.0 million, which is expected to be recognized over a weighted average vesting period of 2.6 years.

11.	Commitments and Contingencies

Technology License – The Company has negotiated exclusive licenses from MD Anderson to clinically develop liposomal antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense and an annual license maintenance fee. The annual license maintenance fee attributable to the License Agreement totaling $0.1 million was included in Current Liabilities as of December 31, 2016 and was paid in May 2017.

Operating Lease – In April 2014, the Company entered into a lease agreement for office space, which it occupied as of August 2014. The remaining lease payments due under this lease as of June 30, 2017 are $0.2 million.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019 and will require Bio-Path to pay $2,500 per month over the term of the lease. The remaining lease payments due under this lease as of June 30, 2017 are $0.1 million.

Drug Supplier Project Plan – The amounts paid for manufacture of the Company’s Grb2 drug substance and prexigebersen that have not been expensed totals $0.6 million and is carried on the balance sheet as of June 30, 2017 as Prepaid Drug Product for Testing (See Note 3). Total commitments for the Company’s drug supplier project plan are $1.3 million as of June 30, 2017, comprised of $0.8 million to the manufacturer of prexigebersen, $0.3 million for manufacture of our drug substance and $0.2 million for manufacturing development.

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

Overview

We are a clinical and preclinical stage oncology focused RNAi nano particle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize™, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a neutral charged lipid bilayer. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize™ delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of proteins in blood diseases and solid tumors.

Using DNAbilize™ as a platform for drug development and manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), has entered the efficacy portion of a Phase II clinical trial for acute myeloid leukemia (AML) and is preparing to enter the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia (CML). Prexigebersen is also in preclinical studies for solid tumors, including triple negative breast cancer and ovarian cancer.

Our second drug candidate, Liposomal Bcl2 (“BP1002”), targets the protein Bcl2, which is responsible for driving cell proliferation in up to 60% of all cancers. BP1002 is in preparation for an Investigational New Drug (IND) application.

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen and BP1002. We also currently maintain an exclusive license agreement (the “License Agreement”) with The University of Texas, MD Anderson Cancer Center (“MD Anderson”), under which we license from MD Anderson certain technology relating to the original delivery technology platform. We are developing RNAi antisense nano particle drug candidates to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the manufacture of neutral charged DNA-liposome complexes.

As previously disclosed, on July 5, 2016, we issued warrants to purchase up to 3,191,176 shares of our common stock (the “2016 Warrants”), which included warrants to purchase up to 2,941,176 of our common stock that were issued in a registered direct offering and warrants to purchase up to 250,000 shares of our common stock that were issued in a private placement in connection with such registered direct offering. As described under the heading “Warrant Exercises” in the “Liquidity and Capital Resources” section of this Quarterly Report on Form 10-Q, on May 21, 2017, certain holders of the 2016 Warrants exercised their 2016 Warrants with respect to 1,911,764 shares of our common stock. On June 13, 2017, we entered into amendments (the “Warrant Amendments”) with holders (the “Holders”) of the remaining 2016 Warrants, which amended the terms of their 2016 Warrants with respect to 1,279,412 shares of our common stock. The Warrant Amendments provide that (i) the Holders’ right to require the Company to purchase the outstanding warrants upon the occurrence of certain fundamental transactions will not apply if the fundamental transaction is a result of a transaction that has not been approved by the Board and (ii) in the event the Company does not have an effective registration statement registering the issuance of the underlying shares of our common stock to the Holders, there is no circumstance that would require the Company to net cash settle the outstanding warrants. The changes made in the Warrant Amendments allow for equity treatment of the remaining 2016 Warrants. As a result of the Warrant Amendments and the warrant exercises, the Company’s Warrant Liability was extinguished as of June 30, 2017, allowing the remaining 2016 Warrants, as amended, and the New Warrants (as described under the heading “Warrant Exercises” in the “Liquidity and Capital Resources” section of this Quarterly Report on Form 10-Q) to be treated as equity for all filings beginning with the quarter ended June 30, 2017.

As of June 30, 2017, we had an accumulated deficit of $34.5 million. Our net loss was $2.0 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively. Our net loss was $2.4 million and $3.8 million for the six months ended June 30, 2017 and 2016, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

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

We have completed our Phase I clinical trials for prexigebersen for indications for AML, CML and MDS. We are currently prioritizing our efforts on AML and CML and have begun the Phase Ib/Phase II clinical trials for these indications. Priorities for additional indications, including MDS or ALL, are expected to be addressed in the future as the results of our Phase II and work in solid tumors progresses.

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

During 2016, the Company entered into a fixed fee service agreement with a preclinical stage biotechnology company in connection with a development project involving our DNAbilize™ technology, pursuant to which we agreed to perform certain evaluation services in exchange for $50,000. As of June 30, 2017, the Company has recorded $13,000 in revenue under the agreement. Payments received prior to the Company’s performance of work are recorded as deferred revenue and recognized as revenue once the work is performed.

In the future, we may generate revenue from a combination of product sales, third-party grants, service agreements, strategic alliances and licensing arrangements. We expect that any revenue we may generate will fluctuate due to the timing and amount of services performed, milestones achieved, license fees earned and payments received upon the eventual sales of our drug candidates, in the event any are successfully commercialized. If we fail to complete the development of any of our drug candidates or obtain regulatory approval for them, our ability to generate future revenue will be adversely affected.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Research and Development Expense. Our research and development expense for the three months ended June 30, 2017 was $1.5 million, an increase of $0.3 million compared to the three months ended June 30, 2016. The increase in research and development expense was primarily due to increased clinical trial expenses for our Phase II clinical trial for prexigebersen in AML. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	June 30,
	2017	2016
Research and development expense	$1,351	$1,092
Non-cash stock-based compensation expense	129	95
Total research and development expense	$1,480	$1,187

General and Administrative Expense. Our general and administrative expense for both the three months ended June 30, 2017 and June 30, 2016 was $0.8 million. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	June 30,
	2017	2016
General and administrative expense	$716	$629
Non-cash stock-based compensation expense	129	128
Total general and administrative expense	$845	$757

Net Operating Loss. Our net loss from operations was $2.3 million for the three months ended June 30, 2017, an increase of $0.4 million compared to the three months ended June 30, 2016.

Change in Fair Value of Warrant Liability. The change in fair value of the warranty liability for the three months ended June 30, 2017 resulted in non-cash income of $0.8 million.

Loss on Extinguishment of Warrant Liability. The loss on extinguishment of the warranty liability for the three months ended June 30, 2017 resulted in a non-cash loss of $0.4 million.

Net Loss. Our net loss for the three months ended June 30, 2017 was $2.0 million, an increase of $0.1 compared to the three months ended June 30, 2016.

Deemed Dividend Related to Warrant Conversion. The deemed dividend related to the warrant conversion was $1.0 million for the three months ended June 30, 2017. The Company did not have a deemed dividend for the comparable period in 2016.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders for the three months ended June 30, 2017 was $3.0 million, an increase of $1.1 million compared to the three months ended June 30, 2016.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.03 per share for the three months ended June 30, 2017 compared to $0.02 per share for the three months ended June 30, 2016. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Research and Development Expense. Our research and development expense for the six months ended June 30, 2017 was $2.5 million, an increase of $0.3 million compared to the six months ended June 30, 2016. The increase in research and development expense was primarily due to increased clinical trial expenses for our Phase II clinical trial for prexigebersen in AML. The following table sets forth our research and development expenses (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Research and development expense	$2,256	$2,070
Non-cash stock-based compensation expense	250	137
Total research and development expense	$2,506	$2,207

General and Administrative Expense. Our general and administrative expense for the six months ended June 30, 2017 was $1.8 million, an increase of $0.2 million compared to the six months ended June 30, 2016. The increase in general and administrative expense was primarily due to increased stock-based compensation expense and director fees. The following table sets forth our general and administrative expenses (in thousands):

	Six Months Ended
	June 30,
	2017	2016
General and administrative expense	$1,558	$1,425
Non-cash stock-based compensation expense	257	181
Total general and administrative expense	$1,815	$1,606

Net Operating Loss. Our net loss from operations was $4.3 million for the six months ended June 30, 2017 an increase of $0.5 million compared to the six months ended June 30, 2016.

Change in Fair Value of Warrant Liability. The change in fair value of the warranty liability for the six months ended June 30, 2017 resulted in non-cash income of $2.4 million.

Loss on Extinguishment of Warrant Liability. The loss on extinguishment of the warranty liability for the six months ended June 30, 2017 resulted in a non-cash loss of $0.4 million.

Net Loss. Our net loss for the six months ended June 30, 2017 was $2.4 million, a decrease of $1.4 million compared to the six months ended June 30, 2016.

Deemed Dividend Related to Warrant Conversion. The deemed dividend related to the warrant conversion was $1.0 million for the six months ended June 30, 2017. The Company did not have a deemed dividend for the comparable period in 2016.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders for the six months ended June 30, 2017 was $3.4 million, a decrease of $0.4 million compared to the six months ended June 30, 2016.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.04 per share for both the six months ended June 30, 2017 and June 30, 2016. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $6.2 million as of June 30, 2017 compared to a cash balance of $9.4 million as of December 31, 2016. We believe that our available cash at June 30, 2017 will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months. To ensure that the Company maintains an adequate cash level, management can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed.

Cash Flows

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2017 was $4.2 million. Net cash used in operating activities consisted primarily of the net loss for the period of $2.4 million, an increase in current assets of $0.3 million and a decrease in current liabilities of $0.3 million. Our net cash used in operating activities is partially offset by non-cash stock-based compensation expense of $0.5 million and technology license amortization and depreciation expenses of $0.2 million. The change in fair value of the warranty liability of $2.4 million partially offset by loss on extinguishment of the warranty liability of $0.4 million did not have an impact on net cash used in operating activities during the period.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2017 consisted of capital expenditures totaling $0.5 million which were primarily related to equipment purchases for our new research and development laboratory.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2017 consisted of $1.5 million from the warrant exercises described below, which closed in May 2017.

2017 Shelf Registration Statement

On December 20, 2016, we filed a shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on January 9, 2017 (the “2017 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on January 13, 2014 (the “2014 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2017 Registration Statement was filed to register the offering, issuance and sale of (i) up to $125.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, including offers and sales of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) described below and (ii) up to 5,441,176 shares of our common stock pursuant to the exercise of warrants that were issued in prior registered direct offerings, including the 2016 Registered Direct Offering described below. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

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

Warrant Exercises

On May 21, 2017, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of the 2016 Warrants and warrants (the “2014 Warrants,” and together with the 2016 Warrants, the “Original Warrants”) to purchase up to 2,500,000 shares of common stock that we issued in January 2014. The Exercising Holders owned, in the aggregate, Original Warrants exercisable for 4,411,764 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Original Warrants with respect to 4,300,000 shares of our common stock underlying such Original Warrants for a reduced exercise price equal to $0.38 per share (the “Reduced Exercise Price”). The Exercising Holders also subsequently exercised their Original Warrants for the remaining 111,764 shares of our common stock underlying such Original Warrants for the Reduced Exercise Price. In connection with the execution of the Exercise Agreements, we issued to each Exercising Holder a new warrant (each, a “New Warrant”) to purchase shares of our common stock equal to the number of shares of our common stock received by such Exercising Holder upon exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants are substantially similar to the terms of the Original Warrants, except that the New Warrants (i) became exercisable immediately upon issuance for a period of five years from the closing date of the Exercise Agreements; (ii) have an exercise price equal to $0.60 per share and (iii) included revised language substantially similar to the language in the Warrant Amendments described above regarding fundamental transactions and net cash settlement. The net proceeds to the Company from the exercise of the New Warrants by the Exercising Holders, after deducting financial advisory fees and expenses and our offering expenses, were approximately $1.5 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any material off-balance sheet arrangements.

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

Not applicable.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.     MINE SAFETY DISCLOSURES

None.

Item 5.     OTHER INFORMATION

As previously reported, the Company’s board of directors approved a bylaw amendment in our First Amended and Restated Bylaws to change the advance notice period for nominations by stockholders of directors for election at an annual meeting of stockholders from not less than twenty (20) days nor more than forty (40) days prior to the first anniversary of the immediately preceding year’s annual meeting date to not less than sixty (60) days nor more than ninety (90) days prior to the first anniversary of the immediately preceding year’s annual meeting date. Accordingly, nominations by stockholders of directors for election at the 2017 annual meeting of stockholders must be received no later than October 16, 2017 and no earlier than September 16, 2017.

Item 6.     EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
4.1	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017).
4.2	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2017).
10.1	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2017	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
4.1	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017).
4.2	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2017).
10.1	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

