Form 10-Q
period 2017-09-30
BIO-PATH HOLDINGS INC
filed 2017-11-09
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At November 7, 2017, the Company had 113,390,320 outstanding shares of common stock, par value $0.001 per share.

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

Part I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of September 30,	As of December 31,
	2017	2016

Assets

Current assets
Cash	$4,623	$9,375
Prepaid drug product for testing	653	376
Other current assets	511	902

Total current assets	5,787	10,653

Fixed assets
Furniture, fixtures & equipment	999	708
Less accumulated depreciation	(279)	(94)
	720	614

Other assets
Technology licenses	2,500	2,500
Less accumulated amortization	(1,691)	(1,571)
	809	929

Total Assets	$7,316	$12,196

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$121	$69
Accrued expenses	634	969
Deferred revenue	12	12

Total current liabilities	767	1,050

Warrant liability	-	2,906

Total Liabilities	767	3,956

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 100,057 and 95,645 shares issued and outstanding, respectively	100	96
Additional paid in capital	43,439	40,278
Accumulated deficit	(36,990)	(32,134)

Total shareholders' equity	6,549	8,240

Total Liabilities & Shareholders' Equity	$7,316	$12,196

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses

Research and development	1,583	2,313	4,089	4,520
General and administrative	893	681	2,708	2,287

Total operating expenses	2,476	2,994	6,797	6,807

Net operating loss	(2,476)	(2,994)	(6,797)	(6,807)

Other income (loss)
Change in fair value of warrant liability	-	1,420	2,374	1,420
Loss on extinguishment of warrant liability	-	-	(440)	-
Interest income	2	4	7	8

Total other income	2	1,424	1,941	1,428

Net loss	(2,474)	(1,570)	(4,856)	(5,379)

Deemed dividend related to warrant conversion	-	-	(1,038)	-

Net loss attributable to common stockholders	$(2,474)	$(1,570)	$(5,894)	$(5,379)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	100,057	95,645	98,096	91,724

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flow from operating activities

Net loss	$(4,856)	$(5,379)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	120	121
Depreciation	185	31
Stock-based compensation	675	550
Change in fair value of warrant liability	(2,374)	(1,420)
Loss on extinguishment of warrant liability	440	-
(Increase) decrease in assets
Prepaid drug product for testing	(277)	364
Other current assets	391	(733)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(36)	(71)

Net cash used in operating activities	(5,732)	(6,537)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(538)	(25)

Net cash used in investing activities	(538)	(25)

Cash flow from financing activities

Net proceeds from sale of common stock	-	9,007
Net proceeds from exercise of warrants	1,518	-

Net cash provided by financing activities	1,518	9,007

Net increase (decrease) in cash	(4,752)	2,445

Cash, beginning of period	9,375	8,854

Cash, end of period	$4,623	$11,299

Supplemental disclosure of non-cash activities

Non-cash financing activities
Incremental fair value of warrant liability modification	$797	$-
Conversion of warrant liability to equity	$175	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements
for the Period Ended September 30, 2017

Unless the context requires otherwise, references in these Notes to the Unaudited Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2016. The results of operations for the period ended September 30, 2017, are not necessarily indicative of the results for a full-year period.

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

In June 2016, the Company entered into the Securities Purchase Agreement with certain healthcare focused institutional investors pursuant to which the Company agreed to sell an aggregate of 5,882,352 shares of the Company’s common stock and warrants (the “2016 Registered Warrants”) to purchase up to 2,941,176 shares of the Company’s common stock for gross proceeds of approximately $10.0 million (the “2016 Registered Direct Offering”). The 2016 Registered Direct Offering closed on July 5, 2016. The Company also issued warrants (the “2016 Placement Warrants,” and together with the 2016 Registered Warrants, the “2016 Warrants”) to purchase up to 250,000 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC and its designees as compensation for its services as a placement agent in connection with the 2016 Registered Director Offering. The net proceeds to the Company from the 2016 Registered Direct Offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds from the exercise of the warrants issued in the offering, were approximately $9.3 million. These proceeds were partially offset by additional financing costs incurred of $0.3 million.

On May 21, 2017, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of the 2016 Warrants and warrants (the “2014 Warrants,” and together with the 2016 Warrants, the “Original Warrants”) to purchase up to 2,500,000 shares of common stock that we issued in January 2014. The Exercising Holders owned, in the aggregate, Original Warrants exercisable for 4,411,764 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Original Warrants with respect to 4,300,000 shares of our common stock underlying such Original Warrants for a reduced exercise price equal to $0.38 per share (the “Reduced Exercise Price”). The Exercising Holders also subsequently exercised their Original Warrants for the remaining 111,764 shares of our common stock underlying such Original Warrants for the Reduced Exercise Price. In connection with the execution of the Exercise Agreements, we issued to each Exercising Holder a new warrant (each, a “New Warrant”) to purchase shares of our common stock equal to the number of shares of our common stock received by such Exercising Holder upon exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants are substantially similar to the terms of the Original Warrants, except that the New Warrants (i) became exercisable immediately upon issuance for a period of five years from the closing date of the Exercise Agreements; (ii) have an exercise price equal to $0.60 per share and (iii) included revised language substantially similar to the language in the Warrant Amendments described below regarding fundamental transactions and net cash settlement. As noted below, this modified language results in the New Warrants qualifying for equity treatment on the Company’s Consolidated Balance Sheet. The net proceeds to the Company from the exercise of the New Warrants by the Exercising Holders, after deducting financial advisory fees and expenses and our offering expenses, were approximately $1.5 million.

On June 13, 2017, the Company entered into amendments (the “Warrant Amendments”) with holders (the “Holders”) of the remaining 2016 Warrants, which amended the terms of their 2016 Warrants with respect to 1,279,412 shares of our common stock. The Warrant Amendments provide that (i) the Holders’ right to require the Company to purchase the outstanding warrants upon the occurrence of certain fundamental transactions will not apply if the fundamental transaction is a result of a transaction that has not been approved by the Board of Directors and (ii) in the event the Company does not have an effective registration statement registering the issuance of the underlying shares of our common stock to the Holders, there is no circumstance that would require the Company to net cash settle the outstanding warrants. As such, the changes made in the Warrant Amendments allow for equity treatment of the remaining 2016 Warrants. As a result of the Exercise Agreements and the Warrant Amendments, the Company’s Warrant Liability was extinguished, allowing the New Warrants and the remaining 2016 Warrants, as amended, to be treated as equity for all filings beginning with the quarter ended June 30, 2017.

The Exercise Agreements for the 2014 Warrants resulted in the holders receiving $1.0 million in incremental value over the value of the warrants at the exchange date. This incremental value was recorded as a deemed dividend in additional paid-in capital due to the absence of retained earnings and increased the net loss available to common shareholders on the Consolidated Statements of Operations. The Exercise Agreements for the 2016 Warrants resulted in warrants with a fair value of $0.4 million being extinguished and resulted in the recognition of a loss on extinguishment of warrants of $0.4 million. Additionally, the Warrant Amendments resulted in the reclassification of the remaining 2016 Warrants with a fair value of $0.2 million from liability presentation to equity treatment on the Consolidated Balance Sheet.

As of September 30, 2017, the Company had $4.6 million in cash on hand, compared to $9.4 million as of December 31, 2016. Management has completed its analysis of the Company’s cash needs and determined that together with the net proceeds from the 2017 Registered Direct Offering (See Note 12), it has enough cash on hand to meet obligations and fund operations and capital expenditures for at least the next 12 months from the report date included herein. We expect to finance our foreseeable cash requirements through cash on hand, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing. If the Company is unable to obtain funding due to unfavorable terms or market conditions, management has determined that it can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The new standard provides comprehensive guidance for recognizing revenue as goods or services are delivered to the customer in an amount that is expected to be earned from those same goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-19 is now effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual periods beginning after December 15, 2016, including interim periods within that reporting period and allows for adoption using a full retrospective method, or a modified retrospective method. We currently anticipate adopting this standard on its effective date under the modified retrospective method of adoption. The Company does not have, and has not held, any significant contracts with customers. Accordingly, we do not believe the adoption of this update on January 1, 2018 will have a material effect on our consolidated financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of the new standard applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. Part II of the new standard replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt the standard using the modified retrospective approach and does not expect the adoption to have an impact on the Company’s financial statements.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company made payments to its contract drug manufacturing and raw material suppliers totaling $0.4 million in late 2015 and all of 2016 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase II clinical trial. This amount was carried on the Balance Sheet as of December 31, 2016 at cost as Prepaid Drug Product for Testing. The Company recognized certain expenses and incurred additional installment costs during 2017, with advanced payments totaling $0.7 million, which are carried on the Balance Sheet as of September 30, 2017 as Prepaid Drug Product for Testing (See Note 11).

4.	Other Current Assets

As of September 30, 2017, Other Current Assets included prepaid expenses of $0.5 million, comprised primarily of prepayments made to the Company’s clinical research organization for our clinical trial for prexigebersen in CML of $0.2 million, prepaid insurance of $0.1 million and other prepaid expenses of $0.2 million. As of December 31, 2016, Other Current Assets included prepaid expenses of $0.9 million.

5.	Accounts Payable

As of September 30, 2017, Current Liabilities included accounts payable of $0.1 million, comprised primarily of amounts owed for preclinical studies, legal fees and manufacturing development and testing services. As of December 31, 2016, Current Liabilities included accounts payable of $0.1 million.

6.	Accrued Expenses

As of September 30, 2017, Current Liabilities included accrued expenses of $0.6 million, comprised primarily of accrued employee vacation and bonus expenses of $0.3 million, clinical and preclinical expenses of $0.2 million and other accrued expenses of $0.1 million. As of December 31, 2016, Current Liabilities included accrued expense of $1.0 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, laboratory expense of $0.2 million, clinical and preclinical expenses of $0.2 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million.

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

As of September 30, 2017, and December 31, 2016, the fair values of the Warrant Liability were none and $2.9 million, respectively. The net change in fair value of $2.4 million for the nine months ended September 30, 2017 is shown as other income on the Company’s Consolidated Statements of Operations. As discussed in Note 1, certain of the 2016 Warrants were extinguished as a result of the Exercise Agreements and resulted in recognition of a loss on extinguishment of warrants of $0.4 million. Additionally, warrants with a fair value of $0.2 million were reclassified to equity as a result of the Warrant Amendments.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The Company’s Warranty Liability was extinguished as of June 30, 2017 (See Note 1).

The following table summarizes the Company’s 2016 Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2016:

	Fair Value Measurements at December 31, 2016 (in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,906	$2,906

The following table summarizes changes to the fair value of the Level 3 2016 Warrants for the nine months ended September 30, 2017:

Fair Value of Warrant Liability
(in thousands)
Balance at December 31, 2016	$2,906
Change in fair value	(2,374)
Extinguished	(357)
Reclassified to equity	(175)
Balance at September 30, 2017	$-

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

Stockholders’ Equity totaled $6.5 million as of September 30, 2017 compared to $8.2 million as of December 31, 2016. There were 100,056,988 shares of common stock issued and outstanding as of September 30, 2017. There were no preferred shares outstanding as of September 30, 2017.

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

Stock-based compensation expense was $0.2 million for both the three months ended September 30, 2017 and September 30, 2016. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for both the three months ended September 30, 2017 and September 30, 2016 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended September 30, 2017 and September 30, 2016 was $49,000 and $0.1 million, respectively.

Stock-based compensation expense was $0.7 million and $0.6 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the nine months ended September 30, 2017 and September 30, 2016 was $0.4 million and $0.3 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the nine months ended September 30, 2017 and September 30, 2016 was $0.3 million and $0.2 million, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2017 and 2016:

	2017	2016
Risk-free interest rate	2.06%	1.37%
Expected volatility	99%	109%
Expected term in years	6.1	6.1
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plan for the nine months ended September 30, 2017:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2016	7,067	$1.33
Granted	682	0.75
Forfeited	(828)	1.68
Outstanding at September 30, 2017	6,921	1.23
Exercisable at September 30, 2017	6,022	$1.14

As of September 30, 2017, the aggregate intrinsic value of outstanding stock options was $6,000. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount changes based on the fair market value of the Company’s stock.

As of September 30, 2017, unamortized stock-based compensation expense for all outstanding options was $1.0 million, which is expected to be recognized over a weighted average vesting period of 2.5 years.

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

Operating Lease – In April 2014, the Company entered into a lease agreement for office space, which it occupied as of August 2014. The remaining lease payments due under this lease as of September 30, 2017 are $0.2 million.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019 and will require Bio-Path to pay $2,500 per month over the term of the lease. The remaining lease payments due under this lease as of September 30, 2017 are $48,000.

Drug Supplier Project Plan – The amounts paid for manufacture of the Company’s Grb2 drug substance and prexigebersen that have not been expensed totals $0.7 million and is carried on the balance sheet as of September 30, 2017 as Prepaid Drug Product for Testing (See Note 3). Total commitments for the Company’s drug supplier project plan are $2.2 million as of September 30, 2017, comprised of $1.4 million to the manufacturer of prexigebersen and BP1002, $0.6 million for manufacture of our drug substance and $0.2 million for manufacturing development. We expect to incur $1.8 million of these commitments over the next 12 months.

12.	Subsequent Event

On November 3, 2017, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell an aggregate of 13,333,332 shares of the Company’s common stock and warrants to purchase up to 6,666,666 shares of our common stock for gross proceeds of approximately $4.0 million under the Company’s shelf registration statement on Form S-3 (File No. 333-215205), which became effective on January 9, 2017 (the “2017 Registered Direct Offering”). The Company also issued warrants to purchase up to 160,000 shares of common stock in a private placement to Roth Capital Partners, LLC as compensation for its services as a placement agent in connection with the 2017 Registered Director Offering. The 2017 Registered Direct Offering closed on November 6, 2017. The net proceeds to the Company from the 2017 Registered Direct Offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $3.6 million.

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

Overview

We are a clinical and preclinical stage oncology focused RNAi nano particle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a neutral charged lipid bilayer. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of proteins in blood diseases and solid tumors. DNAbilize® is a registered trademark of the Company.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), has entered the efficacy portion of a Phase II clinical trial for acute myeloid leukemia (AML) and is preparing to enter the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia (CML). Prexigebersen is also in preclinical studies for solid tumors, including triple negative breast cancer and ovarian cancer.

Our second drug candidate, Liposomal Bcl2 (“BP1002”), targets the protein Bcl2, which is responsible for driving cell proliferation in up to 60% of all cancers. BP1002 is in preparation for an Investigational New Drug (IND) application.

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen and BP1002. We also currently maintain an exclusive license agreement (the “License Agreement”) with The University of Texas, MD Anderson Cancer Center (“MD Anderson”), under which we license from MD Anderson certain technology relating to the original delivery technology platform. We are developing RNAi antisense nano particle drug candidates to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the manufacture of neutral charged DNA-liposome complexes. On July 19, 2017, we announced that the United States Patent and Trademark Office issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases.

 As previously disclosed, on July 5, 2016, we issued warrants to purchase up to 3,191,176 shares of our common stock (the “2016 Warrants”), which included warrants to purchase up to 2,941,176 of our common stock that were issued in a registered direct offering and warrants to purchase up to 250,000 shares of our common stock that were issued in a private placement in connection with such registered direct offering. As described under the heading “Warrant Exercises” in the “Liquidity and Capital Resources” section of this Quarterly Report on Form 10-Q, on May 21, 2017, certain holders of the 2016 Warrants exercised their 2016 Warrants with respect to 1,911,764 shares of our common stock. On June 13, 2017, we entered into amendments (the “Warrant Amendments”) with holders (the “Holders”) of the remaining 2016 Warrants, which amended the terms of their 2016 Warrants with respect to 1,279,412 shares of our common stock. The Warrant Amendments provide that (i) the Holders’ right to require the Company to purchase the outstanding warrants upon the occurrence of certain fundamental transactions will not apply if the fundamental transaction is a result of a transaction that has not been approved by the Board of Directors (the “Board”) and (ii) in the event the Company does not have an effective registration statement registering the issuance of the underlying shares of our common stock to the Holders, there is no circumstance that would require the Company to net cash settle the outstanding warrants. The changes made in the Warrant Amendments allow for equity treatment of the remaining 2016 Warrants. As a result of the Warrant Amendments and the warrant exercises, the Company’s Warrant Liability was extinguished, allowing the remaining 2016 Warrants, as amended, and the New Warrants (as described under the heading “Warrant Exercises” in the “Liquidity and Capital Resources” section of this Quarterly Report on Form 10-Q) to be treated as equity for all filings beginning with the quarter ended June 30, 2017.

On November 3, 2017, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 13,333,332 shares of our common stock and warrants to purchase up to 6,666,666 shares of our common stock for gross proceeds of approximately $4.0 million under our shelf registration statement on Form S-3 (File No. 333-215205), which became effective on January 9, 2017 (the “2017 Registered Direct Offering”). We also issued warrants to purchase up to 160,000 shares of common stock in a private placement to Roth Capital Partners, LLC as compensation for its services as a placement agent in connection with the 2017 Registered Director Offering. The 2017 Registered Direct Offering closed on November 6, 2017. The net proceeds to the Company from the 2017 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $3.6 million.

As of September 30, 2017, we had an accumulated deficit of $37.0 million. Our net loss was $2.5 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively. Our net loss was $4.9 million and $5.4 million for the nine months ended September 30, 2017 and 2016, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

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

Antisense DNA therapeutics is the field of designing short DNA sequences that are complementary to an RNA for a protein of interest with the intention of inhibiting the production of the targeted protein. The DNA will find the matching RNA and form a complex. The complexed RNA will not have access to the protein-making machinery, which prevents the cell from translating it into a protein. Thus, protein production is turned off and levels of the targeted protein are reduced in the cell. This gene-specific process of controlling protein expression has led to great interest in using antisense DNA to shut off the production of proteins involved in disease. Antisense therapeutics have been in development for over 20 years; however, there have been many challenges to antisense therapeutics that have prevented or reduced the successful distribution and transfer of DNA into cells. Of all delivery methods in use today, we believe only DNAbilize® has the potential to overcome the most common challenges associated with antisense therapeutics.

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

Indications for Acute Myeloid Leukemia (AML) and Chronic Myelogenous Leukemia (CML)

AML – Background and Common Treatments. AML is the rapid accumulation of immature myeloid cells in the blood, resulting in a drop of the other cell types such as red blood cells and platelets. The expansion of immature monocytes leaves the patient unable to fight infection. If AML is left untreated, it usually results in death within three months. AML incidence increases with age, with more than 50% of the cases in people age 60 or older. AML is the most common acute leukemia in adults, and the National Cancer Institute estimates that approximately 20,000 new cases occur each year. The cure rate is between 5 to 15% in older adults, and those who cannot receive the standard course of chemotherapy have an average survival rate of five to ten months. The standard induction therapy for AML is cytarabine with anthracycline, which has not been improved upon for the last 20 years. The last drug approval for AML was in 1990. Of those patients who are able to receive the standard induction therapy, about 75% will likely relapse. AML is an area of high unmet need for both the relapsed and the de novo elderly population who are typically ineligible for induction therapy.

CML – Background and Common Treatments. CML is characterized by expansion in the blood and bone marrow of mature myeloid cells and their precursors. It can show no symptoms and is often detected during a routine blood test. If left untreated, after several years it will progress to an accelerated phase and eventually blast crisis where it becomes an acute leukemia. With the introduction of drugs such as Gleevec, the life expectancy of patients treated in the chronic phase has been significantly improved, and only 1 to 1.5% of patients ever go into blast crisis. However, for those patients who do progress into blast crisis, there are currently few treatment options. Myeloid cells in blast crisis have accumulated genetic abnormalities that resist traditional treatment methods that kill leukemic cells. Patients in blast crisis have an average survival rate of seven to eleven months. New treatments for this critical population are necessary.

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

An important outcome for the Phase I clinical trial is the ability to assess for the first time the performance of our delivery technology platform in human patients. We have developed two new assays to be able to provide scientific proof of concept of the delivery technology. The first involves a novel detection method for the drug substance in blood samples that will be used to assess the pharmacokinetics of the drug. The second involves a method to measure down-regulation of the target protein in a patient blood sample that was achieved. The latter measurement will provide critical proof that DNAbilize® neutral liposome delivery technology delivered the drug substance to the cell and was able to transport it across the cell membrane into the interior to block cellular production of the Grb2 protein.

In this regard, in August 2013 we announced that our DNAbilize® liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with our drug candidate prexigebersen inhibits the Grb2 disease-causing target protein in patients with blood cancers. Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for prexigebersen to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease that has a disease-causing protein as a chronic disorder. This accomplishment is a potentially significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and deliver the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principle for DNAbilize® may lead to licensing and business development opportunities, supporting our business model.

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

Development of new therapeutics for AML and CML in blast crisis can meet currently unmet needs for patients who have very few treatment options due to age, fitness or treatment-resistance of advanced genetically unstable cells. Elderly patients unfit to receive a stem cell transplant or induction therapy face a likelihood of relapse to a more resistant leukemia for which current drug products are not effective. Prexigebersen and DNAbilize® technology offer new hope for achieving remission for fragile populations. We believe that the combination of prexigebersen with frontline chemotherapy can provide a way to treat cancer without added toxicity so that the patient can remain under treatment long enough to reach complete remission.

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

DNABILIZE®

DNAbilize® technology is available for out-licensing. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new liposomal antisense drug candidates. A new product identification template was recently approved that defines a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. A significant amount of capital is expected to be allocated to in-license promising protein targets that can be developed as new liposomal antisense drug candidates. As we expand, we will look at indications where a systemic delivery is needed and antisense can be used to slow, reverse or cure a disease, either alone or in combination with another drug.

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

During 2016, the Company entered into a fixed fee service agreement with a preclinical stage biotechnology company in connection with a development project involving our DNAbilize® technology, pursuant to which we agreed to perform certain evaluation services in exchange for $50,000. As of September 30, 2017, the Company has recorded $13,000 in revenue under the agreement. Payments received prior to the Company’s performance of work are recorded as deferred revenue and recognized as revenue once the work is performed.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Research and Development Expense. Our research and development expense for the three months ended September 30, 2017 was $1.6 million, a decrease of $0.7 million compared to the three months ended September 30, 2016. The decrease in research and development expense was primarily due to the release of drug material for our Phase II clinical trial for prexigebersen in AML in 2016. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Research and development expense	$1,534	$2,204
Non-cash stock-based compensation expense	49	109
Total research and development expense	$1,583	$2,313

General and Administrative Expense. Our general and administrative expense for the three months ended September 30, 2017 was $0.9 million, an increase of $0.2 million compared to the three months ended September 30, 2016. The increase in general and administrative expense was primarily due to increased legal fees. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	September 30,
	2017	2016
General and administrative expense	$774	$558
Non-cash stock-based compensation expense	119	123
Total general and administrative expense	$893	$681

Net Operating Loss. Our net loss from operations was $2.5 million for the three months ended September 30, 2017, a decrease of $0.5 million compared to the three months ended September 30, 2016.

Change in Fair Value of Warrant Liability. The change in fair value of the warranty liability for the three months ended September 30, 2017 and September 30, 2016 were none and $1.4 million, respectively.

Net Loss. Our net loss for the three months ended September 30, 2017 was $2.5 million, an increase of $0.9 million compared to the three months ended September 30, 2016.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders for the three months ended September 30, 2017 was $2.5 million, an increase of $0.9 million compared to the three months ended September 30, 2016.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.02 per share for both the three months ended September 30, 2017 and September 30, 2016. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Research and Development Expense. Our research and development expense for the nine months ended September 30, 2017 was $4.1 million, a decrease of $0.4 million compared to the nine months ended September 30, 2016. The decrease in research and development expense was primarily due to the release of drug material for our Phase II clinical trial for prexigebersen in AML in 2016 partially offset by an increase in clinical trial expenses in 2017. The following table sets forth our research and development expenses (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Research and development expense	$3,790	$4,274
Non-cash stock-based compensation expense	299	246
Total research and development expense	$4,089	$4,520

General and Administrative Expense. Our general and administrative expense for the nine months ended September 30, 2017 was $2.7 million, an increase of $0.4 million compared to the nine months ended September 30, 2016. The increase in general and administrative expense was primarily due to increased legal fees, director fees and stock-based compensation expense. The following table sets forth our general and administrative expenses (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
General and administrative expense	$2,332	$1,983
Non-cash stock-based compensation expense	376	304
Total general and administrative expense	$2,708	$2,287

Net Operating Loss. Our net loss from operations was $6.8 million for both the nine months ended September 30, 2017 and September 30, 2016.

Change in Fair Value of Warrant Liability. The change in fair value of the warranty liability for the nine months ended September 30, 2017 resulted in non-cash income of $2.4 million compared to $1.4 million for the nine months ended September 30, 2016.

Loss on Extinguishment of Warrant Liability. The loss on extinguishment of the warranty liability for the nine months ended September 30, 2017 resulted in a non-cash loss of $0.4 million compared to none for the nine months ended September 30, 2016.

Net Loss. Our net loss for the nine months ended September 30, 2017 was $4.9 million, a decrease of $0.5 million compared to the nine months ended September 30, 2016.

Deemed Dividend Related to Warrant Conversion. The deemed dividend related to the warrant conversion was $1.0 million for the nine months ended September 30, 2017. The Company did not have a deemed dividend for the comparable period in 2016.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders for the nine months ended September 30, 2017 was $5.9 million, an increase of $0.5 million compared to the nine months ended September 30, 2016.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.06 per share for both the nine months ended September 30, 2017 and September 30, 2016. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $4.6 million as of September 30, 2017 compared to a cash balance of $9.4 million as of December 31, 2016. We believe that our available cash at September 30, 2017, together with the net proceeds from the 2017 Registered Direct Offering, as described below, will be sufficient to fund our liquidity and capital expenditure requirements for at least the next 12 months. To ensure that the Company maintains an adequate cash level, management can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed.

Cash Flows

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2017 was $5.7 million. Net cash used in operating activities consisted primarily of the net loss for the period of $4.9 million. Our net cash used in operating activities is partially offset by non-cash stock-based compensation expense of $0.7 million, technology license amortization and depreciation expenses of $0.3 million and a decrease in current assets of $0.1 million. The change in fair value of the warranty liability of $2.4 million partially offset by loss on extinguishment of the warranty liability of $0.4 million did not have an impact on net cash used in operating activities during the period.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2017 consisted of capital expenditures totaling $0.5 million which were primarily related to equipment purchases for our new research and development laboratory.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of $1.5 million from the warrant exercises described below, which closed in May 2017.

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

2017 Registered Direct Offering

On November 3, 2017, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 13,333,332 shares of our common stock and warrants to purchase up to 6,666,666 shares of our common stock for gross proceeds of approximately $4.0 million under our shelf registration statement on Form S-3 (File No. 333-215205), which became effective on January 9, 2017. We also issued warrants to purchase up to 160,000 shares of common stock in a private placement to Roth Capital Partners, LLC as compensation for its services as a placement agent in connection with the 2017 Registered Director Offering. The 2017 Registered Direct Offering closed on November 6, 2017. The net proceeds to the Company from the 2017 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $3.6 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any material off-balance sheet arrangements.

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

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2016, other than the additional disclosure of the risk factor listed below.

Our inability to successfully appoint a new independent member to our Board may result in our failure to regain compliance with Nasdaq Listing Rules, which may result in our common stock being delisted from The Nasdaq Capital Market.

As previously reported, on August 11, 2017, we notified the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) that, as a result of the departure of two directors of the Company as described in our Current Report on Form 8-K filed on August 16, 2017, the Company is not in compliance with the continued listing requirements as set forth in Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A) (the “Independence Rules”) regarding the composition of the Board of Directors and the Company’s audit committee (the “Audit Committee”), respectively, because a majority of the Board is not comprised of Independent Directors (as defined in Nasdaq Listing Rule 5605(a)(2)) and the Audit Committee is not comprised of three Independent Directors. Also as previously reported, on September 1, 2017, we received a letter from Nasdaq stating that, consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), we were granted a cure period of until February 6, 2018 to regain compliance with the Independence Rules. The Board intends to appoint one new Independent Director to fill the remaining vacancy prior to the expiration of such cure period in order to regain compliance with the Independence Rules. If we fail to timely regain compliance with the Independence Rules, our common stock will be subject to delisting from The Nasdaq Capital Market. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from The Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

Dated: November 9, 2017	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
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