Form 10-K
period 2017-12-31
BIO-PATH HOLDINGS INC
filed 2018-04-02
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36333

BIO-PATH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0652870
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
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

As of March 22, 2018, there were 11,340,756 of the registrant’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34,842,973 million as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on The Nasdaq Capital Market on such date, after adjustment for the 1-for-10 reverse stock split that occurred effective as of 5:00 p.m. Eastern Time on February 8, 2018. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have three antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), is in the efficacy portion of a Phase II clinical trial for acute myeloid leukemia (AML), and a Phase IIa clinical trial, which is the safety segment of a Phase II clinical trial, for blast phase and accelerated phase chronic myelogenous leukemia (CML) is open for enrollment. Prexigebersen is also in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

Our second drug candidate, Liposomal Bcl2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. We are currently preparing an Investigational New Drug (IND) application for BP1002 in addition to completing additional IND enabling studies. We intend to initiate a Phase I clinical trial of BP1002 in refractory or relapsed lymphoma patients once we receive approval from the FDA.

Our third drug candidate, Liposomal Stat3 (“BP1003”), targets the Stat3 protein and is currently in preclinical development in a pancreatic patient-derived tumor model. Previous preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. We intend to initiate IND enabling studies of BP1003 in 2018.

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen and BP1002. We also currently maintain an exclusive license agreement (the “License Agreement”) with The University of Texas, MD Anderson Cancer Center (“MD Anderson”), under which we license from MD Anderson certain technology relating to the original delivery technology platform. We are developing RNAi antisense nano particle drug candidates based on our own patented technology to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the manufacture of neutral charged DNA-liposome complexes. On July 19, 2017, we announced that the United States Patent and Trademark Office (“USPTO”) issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. Our pipeline for development of antisense therapeutics is set forth in the table below:

Figure 1. Bio-Path Pipeline for Development of Therapeutics

* Received orphan drug designation from the U.S. FDA for AML and CML and from the European Medicines Agency (EMA) for AML

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

Our basic drug development concept is to block expression of proteins that cause disease. RNA is essential in the process of creating proteins. We intend to develop drugs and drug delivery systems that work by delivering short strands of DNA material (antisense DNA) that block the production of proteins associated with disease (Figure 2).

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

While the development and use of phosphorothioate was a step forward in allowing for progress of in vivo studies, the amount of antisense drug product that can be delivered is severely limited. Consequently, doses at the level needed for true therapeutic success are not possible. Accordingly, stabilizing the DNA backbone through the use of phosphorothioate has prevented the successful use of antisense therapeutics to treat patients at a therapeutic level without causing significant amounts of toxicity. Alternative approaches have since been developed that reduce the number of sulfur groups in the antisense molecule; however, these methods still contain sulfur, and toxicity will always remain a concern. The P-ethoxy modification used in our DNAbilize® technology is completely sulfur free.

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

Research did, in fact, confirm that cationic liposomes are capable of transferring DNA inside of cells at a higher efficiency than with no delivery liposomes; however, it was found that cationic lipids have major drawbacks in therapeutics. These include absorption of serum proteins while the complexes are circulating in the blood. Absorption of charged serum proteins leads to lipid reorganization, aggregation or disassociation, resulting in poor efficiency of transfer of DNA into cells and non-specific toxicity to cell membranes. DNAbilize® overcomes this challenge as well by encapsulating the DNA in a neutral lipid-based liposome, which is a lipid membrane without surface charge. The lipid particles can circulate through the blood without interacting with serum proteins, reaching target cells to transfer intact DNA without toxic effects.

We believe the DNAbilize® technology is a first in class approach that overcomes the challenges associated with both DNA stabilization and lipid-based delivery. We believe that the combination of the protected DNA using P-ethoxy to modify the DNA structure with the neutral lipid membrane is the ideal approach for antisense DNA therapeutics. While many companies have focused research on either the DNA stabilization problem or the lipid delivery problem, we are not aware of any company that has developed improvements in both areas. DNAbilize® is truly a stand-alone platform because, based on our current research, it allows for high doses of drug products to be delivered throughout the entire body while minimizing toxicity. This allows our research and development efforts to focus on drug targets rather than on indications because the DNAbilize® system should not be limited in what types of indications it can treat. As such, we believe that DNAbilize® represents the first ever antisense therapeutic approach that can successfully treat hematological and systemic diseases of the blood and lymph.

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

Prexigebersen is in the efficacy portion of the Phase II clinical trial for AML in combination with frontline therapy low dose Ara C (LDAC) in elderly and induction therapy ineligible patients or patients who have decided to forego intensive induction therapy because of their age or fragile health. We completed the safety segment of Phase II clinical trials (the safety segment of Phase II clinical trials is also referred to as Phase Ib) in refractory AML patients demonstrating anti-leukemic benefit and no adverse events in two cohorts at two dose levels each with three evaluable patients. Patients in Cohort 7 received a 60 mg/m2 dose of prexigebersen and patients in Cohort 8 received a 90 mg/m2 dose of prexigebersen, each in combination with LDAC. Two of three patients in Cohort 7 achieved complete remission, despite having failed at least six other therapies prior to entering the trial. One patient in Cohort 8 achieved complete remission, while the remaining two patients in Cohort 8 had over 50% bone marrow blasts.

On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase II trial for AML was dosed. The full trial design includes approximately 54 evaluable patients with an interim analysis to be performed after 19 patients are treated with the combination. In the event the interim results exceed the primary endpoint in the number of patients that meet or exceed statistically determined thresholds, we may seek to convert the trial into a registration trial for accelerated approval. The multi-site trial is being conducted at leading cancer centers, among them are Weill Medical College of Cornell University, Baylor Scott &White Health, The University of Kansas, New Jersey Hematology Oncology Associates, West Virginia University/Mary Babb Randolph Cancer Center, and MD Anderson. To date, over 50 potential patients have been pre-screened for the efficacy portion of the Phase II trial, 26 patients have been screened, 23 patients have been enrolled and 17 patients have been deemed evaluable with six additional patients currently undergoing treatment. We expect the 19 patient pre-specified analysis to be completed in early 2018, at which time we will address the assessment of these patients.

In addition to the Phase II trial for AML, on December 29, 2017, we announced the initiation of our Phase Ib/IIa clinical trial, which is the safety portion of the Phase II clinical trial of prexigebersen for the treatment of CML in accelerated and blast phase patients. The trial is being conducted at MD Anderson as a potential salvage therapy for accelerated and blast phase CML patients. Two cohorts of three evaluable patients each will be enrolled to evaluate two doses (60 mg/ m2 and 90 mg/ m2) of prexigebersen in combination with the front-line treatment dasatinib.

Our second drug candidate, BP1002, targets the protein Bcl-2. Bcl-2 is an anti-apoptotic member of the Bcl-2 family of proteins that regulate cell death. Amplified expression of Bcl-2 protein is associated with numerous cancers due to the defining genetic hallmark of the disease, chromosomal translocation t(14;18). The t(14;18) moves the Bcl-2 gene from chromosome 18 into the heavy chain immunoglobin locus on chromosome 14, resulting in uncontrolled high level expression of Bcl-2 protein. Overexpression of Bcl-2 results in deregulated cell survival in affected cells. Initial IND enabling studies for BP1002 have been completed, although an additional second species study has been requested by the FDA. We anticipate being able to file an IND to open a Phase I clinical trial for refractory or relapsed lymphoma in 2018. The clinical trial would evaluate the safety of BP1002 in several dose escalating cohorts to determine a maximum tolerated dose and/or optimal biologically active dose.

Our third drug candidate, BP1003, targets the Stat3 protein and is currently in preclinical development in a pancreatic patient-derived tumor model. Previous preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. We intend to initiate IND enabling studies of BP1003 in 2018.

Strategy

Our strategy is to develop our lead candidates, prexigebersen, BP1002 and BP1003, for multiple indications where the pathways involving Grb2, Bcl-2 or Stat3, respectively, are utilized to promote cancer growth, proliferation and survival. Using DNAbilize® technology, we plan to develop therapeutics to a wide range of diseases and disorders independently and in partnership with others. The key elements of our strategy include:

(1)	Develop prexigebersen for treatment of AML and CML in combination with frontline therapies. The Phase I clinical trial demonstrated an excellent safety profile of prexigebersen in patients with relapsed or refractory AML, CML and Myelodysplastic Syndrome (MDS). Moving forward with AML, the area of highest need, we announced on March 3, 2016 that we completed the Phase Ib trial for combination therapy of prexigebersen with the frontline therapy LDAC. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase II trial for AML was dosed. Eligible patients include de novo elderly patients ineligible for induction therapy or patients who have decided to forego intensive induction therapy because of their age or fragile health. The efficacy portion of the Phase II trial for AML is ongoing. On December 29, 2017, we announced the initiation of the Phase IIa clinical trial for blast and accelerated phase CML patients with prexigebersen in combination with dasatinib.

(2)	Develop prexigebersen for treatment of solid tumors. Preclinical studies are underway to assess the efficacy of prexigebersen in solid tumors. Research using an ovarian cancer model and a breast cancer model are currently in development. Preclinical experiments are being performed in collaboration with leaders in the field of ovarian and breast cancer at MD Anderson. Results from these studies will be used to assess the ability of prexigebersen to work as a monotherapy and in combination therapies for solid tumors.

(3)	Develop BP1002 for lymphoma. We have completed initial IND enabling studies and filed these in a briefing package with the FDA. The FDA requested an additional study be prepared for submission of an IND to start a Phase I trial in refractory or relapsed lymphoma that will include multiple types of lymphoma, such as Burkitt’s lymphoma (BL), diffuse large B-cell lymphoma (DLBCL), follicular lymphoma (FL), mucosa-associated lymphoid tissue (MALT), and mantle cell lymphoma (MCL). It is expected that this will be a dual-site, open-label, dose-escalating trial involving between 15-30 patients. The filing of the IND to open the Phase I trial is expected in 2018.

(4)	Develop BP1003 for pancreatic cancer and solid tumors. Our third drug candidate, BP1003, targets the Stat3 protein and is currently in preclinical development in a pancreatic patient-derived tumor model. Previous preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. Bio-Path intends to initiate IND enabling studies of BP1003 in 2018.

(5)	Expand DNAbilize® to evaluate targets beyond cancer. We plan to apply the DNAbilize® delivery technology template to new protein targets that meet scientific, preclinical and commercial criteria and file new patents on these targets. We expect that these efforts will include collaboration with scientific key opinion leaders in the field of study and include developing drug candidates for diseases other than cancer. On July 19, 2017, we announced that the USPTO issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases.

(6)	Establish DNAbilize® as the antisense drug delivery method of choice by forming partnerships with pharmaceutical and academic clinical research labs. We plan to utilize our business and scientific expertise to identify potential partners and initiate a wide-ranging, proactive licensing program that will include co-development of specific liposomal antisense drug candidates, licensing the delivery template for outside development of one or more liposomal antisense drug candidates or an out-license of a partially developed drug for final development and marketing.

Overview of Drug Candidates and Delivery Technology

The historical perspective of cancer treatments has been the use of drugs that affect the entire body. Advances in the past decade have shifted to treating the tumor tissue itself. One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease-causing proteins while having little or no effect on other healthy tissue. We believe that nucleic acid drug products, specifically antisense, are a promising field of targeted therapy. Development of antisense, however, has been limited by the lack of a suitable method to deliver antisense drugs to the diseased cells with high uptake into the cell without causing toxicity. Our currently licensed DNAbilize® neutral-lipid based liposome technology is designed to overcome these limitations. Studies conducted at MD Anderson have shown a 10-fold to 30-fold increase in tumor cell uptake with this technology compared to other delivery methods. In addition, to date, no adverse effects attributed to the study drug have been observed in our Phase I clinical trial for leukemia.

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

Table 1. Antisense or Anti-MiR drugs FDA Approved or in Clinical Trials

Nucleic Acid Modification	Drug	Targeted Gene	Clinical Status	Indications
Backbone Modifications
Phosphorothioate	Vitravene	Cytomegalovirus	Approved	CMV retinitis
P-ethoxy	Prexigebersen	Grb2	Phase II	Leukemia

Sugar Modifications
Morpholino	Eteplirsen	Dystrophin exon 51	Approved	Duchenne Myotonic dystrophy
Morpholino	AVI-7100	Influenza virus	Phase I	Influenza
Locked Nucleic Acid	SPC2968	Hypoxia Inducing Factor	Phase II	Hepatocellular carcinoma
Locked Nucleic Acid	Miravirsen	miR-122	Phase II	Hepatitis C
2’-O-methyl	Drisapersen	Dystrophin exon 51	Phase III	Duchenne Myotonic dystrophy
2’- methoxy-O-ethyl	Mipomersen	Apolipoprotein B	Approved	Famial hypercholesterolemia
	Nusinersen	SMN1	Approved	Spinal muscular atrophy

Lipid System	Natural Components	Potential toxicity

SNALP	Cholesterol, Phosphatidylcholine	Cationic lipid, PEG
Lipidoid	Cholesterol	PEG
LPH	Cholesterol, hyaluronic acid	DOTAP, PEG
Neutral lipid particle	DOPC lipid	None

Lipid delivery approaches using cationic lipids, which enhance the uptake of charged antisense DNA molecules into cells as compared to no lipid, still do not efficiently transfer antisense DNA into cells due to serum protein interactions and subsequent cell toxicity. The antisense field has attempted to work around these issues by either avoiding a delivery method completely, or by utilizing polyethylene glycol (PEG) as a positive charged based carrier of DNA into cells. PEG showed promise in extending the time of circulation of antisense DNA in vivo and avoiding clearance by the liver. However, adverse effects have been demonstrated by PEG carriers, including hypersensitivity, activation of blood clotting, embolism and anaphylaxis. To date, the only known lipid delivery method that has not shown any adverse effects in clinical trials is the neutral lipid method utilized by DNAbilize®.

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

We have completed our Phase I clinical trials for prexigebersen for indications of AML, CML, MDS and Acute Lymphoblastic Leukemia (ALL). We are currently prioritizing our efforts on AML and CML and have begun the Phase II/Phase IIa, respectively, clinical trials for these indications. Priorities for additional indications, including MDS or ALL, are expected to be addressed in the future as the results of our Phase II and work in solid tumors progresses.

Indications for Acute Myeloid Leukemia (AML) and Chronic Myelogenous Leukemia (CML)

AML – Background and Common Treatments. AML is the rapid accumulation of immature myeloid cells in the blood, resulting in a drop of the other cell types such as red blood cells and platelets. The expansion of immature monocytes leaves the patient unable to fight infection. If AML is left untreated, it usually results in death within three months. AML incidence increases with age, with more than 50% of the cases in people age 60 or older. AML is the most common acute leukemia in adults, and the National Cancer Institute estimates that approximately 20,000 new cases occur each year (Figure 3). The cure rate is between 5 to 15% in older adults, and those who cannot receive the standard course of chemotherapy have an average survival rate of five to ten months. The standard induction therapy for AML is Cytarabine with anthracycline. In April of 2017, the U.S. Food and Drug Administration (FDA) approved the first targeted-therapy to treat adults with AML. Rydapt (midostaurin) is used in combination with chemotherapy to treat newly diagnosed adults who have a mutation in a gene called FLT3. In August of 2017, the FDA approved Vyxeos (liposomal daunorubicin and cytarabine) for the treatment of newly diagnosed adults with therapy related AML (t-AML) or AML with myelodysplasia related changes (AML-MRC). In September of 2017, the FDA approved Mylotarg (gemtuzumab ozogamicin) for the treatment of adults with newly diagnosed AML whose tumors express the CD33 antigen (CD33-positive AML). Finally, the FDA also approved Mylotarg for the treatment of relapsed or refractory patients aged 2 years and older with CD33-positive AML. Despite this unusually high number of approvals for AML treatments in one year, these therapies target small sub-populations within the AML patient community, leaving the majority of newly diagnosed and relapsed and refractory elderly patients without new options. The 5-year survival rate for people with AML is approximately 27%. AML remains an area of high unmet need for both the relapsed and the de novo elderly population who are typically ineligible for induction therapy.

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

Figure 4. Basic Statistics for CML

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

In this regard, in August 2013 we announced that our DNAbilize® liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with our drug candidate prexigebersen inhibits the Grb2 disease-causing target protein in patients with blood cancers (Figure 7). Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for prexigebersen to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease that has a disease-causing protein as a chronic disorder. This accomplishment is a potentially significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and deliver the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principle for DNAbilize® may lead to licensing and business development opportunities, supporting our business model.

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

Data from the Phase I Clinical Trial

•	Among 20 evaluable patients, 15 demonstrated anti-leukemia activity with reduction in peripheral or bone marrow blasts from baseline.
•	Five patients demonstrated transient improvement and/or stable disease, three of whom received a total of five cycles each.
•	Two patients, in addition to achieving market blast percentage declines, also experienced transient improvements in leukemia cutis lesions.

Disease Stabilization in MDS and AML

•	Two patients with MDS, a 53-year-old male and a 72-year-old female, both achieved disease stabilization and continued therapy for five cycles before disease progression.
•	A 54-year-old HIV positive male with AML achieved stable disease and marked reduction in peripheral blasts, continuing therapy for five cycles before disease progression (Figure 5).

Figure 5. AML Patient with HIV Demonstrated Reduction of
Peripheral Blasts and Sustained Improvement Over 5 Cycles of Treatment

End of C = end of the cycle of treatment

Experience in CML-Blast Phase

•	Patient with myeloid blast crisis of CML.
•	Prior therapies consisted of: imatinib, dasatinib, nilotinib, DCC-2036, cytarabine + fludarabine + dasatinib + gemtuzumab, PHA-739358, clofarabine + dasatinib.
•	Upon start of prexigebersen, patient showed a significant reduction in white blood cell (WBC) blasts from 81 percent to 5 percent, but due to leptomeningeal disease progression discontinued therapy before full cycle (Figure 6).

Figure 6. Prexigebersen Monotherapy Reversed Blast Phase Crisis
in a Patient in the Phase I Clinical Trial for Prexigebersen

Inhibition of Target Grb2 Protein

•	Grb2 levels were compared to baseline prior to treatment.
•	By end of treatment, prexigebersen decreased Grb2 in 10 out of 12 samples (83%) tested (average reduction 50%).
•	Phosphorylated ERK (pERK, extracellular signal related kinase), a protein downstream of the Ras protein, was decreased in 58% of samples.

Figure 7. Grb2 Protein and Downstream pERK are
Downregulated in Prexigebersen Treated Patient’s Cells

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

In April 2015, we received orphan drug designation by the FDA for prexigebersen in AML. Orphan drug status provides Bio-Path with seven years of exclusivity after receiving formal marketing approval, as well as additional development incentives. The FDA grants this designation to certain drugs that target diseases affecting fewer than 200,000 people in the United States (“U.S.”). In October 2016, prexigebersen received orphan drug designation for AML in the European Union (“E.U.”) from the European Medicines Agency (“EMA”). To receive orphan drug designation from the EMA, a therapy must be intended for the treatment of a life-threatening or chronically debilitating rare condition with a prevalence of less than five in 10,000 in the E.U. Orphan drug designation provides incentives designed to facilitate development, including fee reductions for protocol assistance, scientific advice and importantly, may provide up to ten years of market exclusivity in the E.U. following product approval.

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

On October 9, 2015, we announced the completion of Cohort 7, the first dosing cohort of the Phase Ib clinical trial, consisting of a 60 mg/m2 dose of prexigebersen in combination with LDAC. On March 3, 2016, we announced the completion of Cohort 8, the second dosing cohort of the Phase Ib clinical trial, consisting of a 90 mg/m2 dose of prexigebersen in combination with LDAC. On June 6, 2016, we announced that data from Cohort 7 and Cohort 8 of the Phase Ib clinical trial combination therapy of prexigebersen and LDAC showed no dose limiting toxicities. Of the six evaluable patients from the Phase Ib clinical trial, four patients completed more than two cycles of treatment, three patients achieved complete remission and two patients had over 50% decrease in bone marrow blast counts (Figure 8). Pharmacokinetics of prexigebersen demonstrated a half-life at 60 mg/m2 of 30 hours, significantly better than the 90 mg/m2 dose. The final analysis of these data, along with the demonstrated reductions in bone marrow blasts, suggested that 60 mg/m2 is the appropriate dose for use in the Phase II trial. Administratively, this required Bio-Path to substantially revise documents for the Phase II trial with the 60 mg/m2 dose and resubmit for approvals with the FDA and site Institutional Review Boards, which delayed the commencement of the Phase II trial.

Figure 8. Five out of six patients in cohorts 7 and 8 receiving the combination prexigebersen + LDAC have greater than 50% decrease in bone marrow blasts

A summary of the clinical trial results for the Phase I monotherapy for indications of AML, CML, MDS and ALL, and Phase Ib combination therapy for prexigebersen for indications of AML is shown in Table 2 below. The first six cohorts, patients 001 to 034, were treated in the Phase I clinical trial using prexigebersen as a monotherapy. The seventh cohort, patients 035, 037 and 038, were treated in our Phase Ib clinical trial evaluating the combination therapy of 60 mg/m2 prexigebersen. The eighth cohort, patients 039, 040 and 041, were treated with combination therapy of 90 mg/m2.

Table 2. Summary Cohorts 1-8 Prexigebersen Clinical Trial Phase I and IB

Nadir: the lowest point, Off-TX: off treatment, DLT: dose limiting toxicity, PD: progressive disease, SD: stable disease, WD: withdraw, CR: complete remission, NE: not enough sample to evaluate, ND: not done, NA: not available

With the completion of Cohort 8, the Phase Ib trial has been completed. Results from the Phase Ib clinical trial demonstrated it is safe to add prexigebersen, which appears to yield better response rates in this AML patient population. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase II trial was dosed. The full trial design includes approximately 54 evaluable patients with an interim analysis to be performed after 19 patients are treated with the combination. In the event the interim results exceed the primary endpoint in the number of patients that meet or exceed statistically determined thresholds, we may seek to convert the trial into a registration trial for accelerated approval (Figure 9). The multi-site trial is being conducted at leading cancer centers, among them are Weill Medical College of Cornell University, Baylor Scott & White Health, The University of Kansas, New Jersey Hematology Oncology Associates, West Virginia University/Mary Babb Randolph Cancer Center, and MD Anderson. To date, over 50 potential patients have been pre-screened for the efficacy portion of the Phase II trial, 26 patients have been screened, 23 patients have been enrolled and 17 patients have been deemed evaluable with six additional patients currently undergoing treatment. We expect the 19 patient pre-specified analysis to be completed in early 2018, at which time we will address the assessment of these patients.

Figure 9. Trial Design

In addition to the Phase II trial for AML, on December 29, 2017, we announced the initiation of our Phase Ib/IIa clinical trial, which is the safety portion of the Phase II clinical trial, of prexigebersen for the treatment of CML in accelerated and blast phase patients. The trial is being conducted at MD Anderson as a potential salvage therapy for accelerated and blast phase CML patients. Two cohorts of three evaluable patients each will be enrolled to evaluate two doses (60 mg/ m2 and 90 mg/ m2) of prexigebersen in combination with the front-line treatment dasatinib.

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

In recently completed preclinical models, prexigebersen effectively penetrated ovarian tumors and has demonstrated clinical benefit both as a monotherapy and in combination with standard frontline therapies. Bio-Path plans to initiate a Phase I clinical trial of prexigebersen targeting several solid tumors types in 2018.

BP1002

BP1002, also known by its scientific name as Liposomal Bcl-2, is our second liposome delivered antisense drug candidate. BP1002 is intended to target the lymphoma and certain solid tumor markets. Clinical targets for BP1002 include lymphoma, breast cancer, colon cancer, prostate cancer and leukemia. We believe that BP1002 has the potential to treat 40% to 60% of solid tumors.

Bcl-2 is a protein that is involved in regulating apoptosis, or programmed cell death. Apoptosis is a physiologic mechanism of cell turnover by which cells actively commit suicide in response to aberrant external signals. Over-expression of Bcl-2 prevents the induction of apoptosis in response to cellular insults such as treatment with chemotherapeutic agents. Bcl-2 is over-expressed in more than 90% of follicular B-cell non-Hodgkin’s lymphoma due to a chromosomal rearrangement and is the key factor in the initiation of this malignancy. Bcl-2 is also overexpressed in a wide variety of solid tumors (it is estimated to be over-expressed in 40% of cancers). For example, Bcl-2 over-expression has been associated with the progression of prostate cancer from hormone dependence to hormone independence and may contribute to the relative drug resistant phenotype typically observed in hormone independent prostate cancer.

Non-Hodgkin’s Lymphomas –Background and Common Treatments. There are approximately 56,000 new cases of non-Hodgkin’s lymphoma (NHL) per year, with approximately 40% being indolent lymphomas such as follicular lymphoma (FL) and approximately 60% being the more aggressive lymphomas such as diffuse large B cell lymphoma (DLBCL) type. A consensus on front-line treatment for FL has not been established as many factors are taken into account in the treatment approach (e.g., age, stage of disease, cell surface markers). Rituximab is a treatment of choice for the majority of lymphomas and is typically used in combination with other chemotherapy agents or as a maintenance treatment. Table 3 describes the current treatment options for follicular lymphoma.

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

Source:https://www.moffitt.org/File%20Library/Main%20Nav/Research%20and%20Clinical%20Trials/Cancer%20Control%20Journal/v19n3/187.pdf

BP1002 – Development and Treatment for FL, DLBCL, MALT, MCL AND BL. On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for FL. We are currently preparing an IND application for BP1002 in addition to completing additional IND enabling studies. We intend to initiate a Phase I clinical trial of BP1002 in refractory or relapsed lymphoma patients once we receive approval from the FDA. The clinical trial will evaluate the safety of BP1002 in several dose escalating cohorts to determine a maximum tolerated dose and/or optimal biologically active dose. We anticipate that the Phase I trial will be open to refractory and relapsed patients with FL and other sub-types of NHL, including DLBCL, MALT, MCL and BL (Figure 10).

Figure 10. Non-Hodgkin’s Lymphoma Types and Prevalence

BL = Burkitt’s lymphoma; CLL = chronic lymphocytic leukemia; DLBCL = diffuse large B-cell lymphoma; FL = follicular lymphoma; MALT = mucosa-associated lymphoid tissue; MCL = mantle cell lymphoma; NK = natural killer; SLL = small lymphocytic lymphoma.

Source: http://www.medscape.org/viewarticle/725127

Treatments of varying efficacy exist for FL and DLBCL; however, due to the wide variety of subtypes of this disease, a frontline approach is lacking. Bcl-2 is over-expressed in 85% of patients due to a translocation between chromosomes 18 and 14, a hallmark of the disease. Therapies that directly and specifically block or inhibit protein synthesis of Bcl-2 could be transformative in this indication. Toxicity in competing therapeutics using small molecule inhibitors of Bcl-2 occurs due to non-specificity of the inhibitors. Bcl-2 is part of a large family of proteins and small molecule inhibitors developed against it typically bind to more than one member of the family. This leads to unexpected off-target adverse effects. A previous attempt at a Bcl-2 antisense by Genta Inc. failed to show an improvement in remission or overall survival rates. This antisense was a phosphorothioate DNA with dose-limiting toxicity and it also did not have a lipid delivery mechanism to aid in prevention of clearance by the liver, reducing the levels of antisense reaching diseased cells. We believe that BP1002 overcomes the failures of previous attempts at inhibiting Bcl-2 by specifically interrupting the protein expression of one protein and not a family of necessary proteins and does so without inherent toxicity. With BP1002, more drug substance can reach the circulating lymphocytes so that the cancer cells can be treated with a therapeutically relevant dose. We believe BP1002 provides a new tool for cancer treatment for not just lymphomas, but also many cancers for which Bcl-2 expression is driving cell survival. The introduction of a new, non-toxic, and specific Bcl-2 inhibitor could be a major advance in cancer therapeutics.

BP1003

BP1003 is our third liposome delivered antisense drug candidate. BP1003 is a DNAbilize® RNAi nanoparticle containing antisense DNA targeting Stat3, a protein associated with increased pancreatic adenocarcinoma (PDAC) severity and poor survival in the majority of pancreatic tumors. We hypothesized that the natural lipid delivery vesicle would have unique characteristics that would allow for penetration of the fibrotic stroma to reach the cancer cells. Our preclinical work demonstrated that BP1003 was successful in crossing the scar tissue matrix and delivering antisense drug into the tumor tissue. Subsequent studies evaluating the combination of BP1003 with gemcitabine, the frontline therapy for pancreatic cancer, suggest that the regimen has synergistic anti-tumor effects. In November of 2017 we announced that we intend to initiate IND enabling studies of BP1003 in 2018.

Stat3 expression has been associated with increased severity of disease and poor survival in numerous cancers including approximately 82 to 100% of pancreatic tumors, 80% of non-small cell lung cancers (NSCLC), 82% of prostate tumors, 77% of cervical cancers, 50% of breast cancers, 57% of colon cancers and 97% of stage III and IV ovarian cancers. We believe that a therapeutic that shuts down the Stat3 protein can have significant clinical impact for all solid tumors that express Stat3.

Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. PDAC is a cancer of the exocrine cells of the pancreas. Approximately 50,000 people per year are diagnosed, 40,000 (80%) of whom will die. It is projected that in the next 10 to 15 years, PDAC will become the second most lethal cancer behind lung cancer. This is due to rapid advancements that have been made in the treatment of other cancers, as well as the rise of type II diabetes, a risk factor for development of PDAC.

Because most people have advanced PDAC at the time of diagnosis, survival rates are very low. Typical survival for a metastatic or advanced patient is only 6 to 9 months from diagnosis. Treatment of this disease is hampered by the location of the pancreas, which is difficult to reach with conventional therapies and the fibrotic nature of the tumors, which protects them from penetration by chemotherapeutics. We believe a novel and unconventional therapeutic is needed to overcome these barriers to treatment.

While competition for therapeutics that target the Stat3 pathway exist, the competition for specific Stat3 inhibitors is very small. Most compounds under development target the pathway upstream of Stat3 or inhibit Stat1 and Stat5 in addition to Stat3 and thus induce serious toxic side effects. For example, Ionis Pharmaceuticals, Inc. has developed an antisense DNA-based Stat3 inhibitor called IONIS-STAT3-2.5Rx. It is being evaluated in clinical trials by AstraZeneca under the name AZD9150 for solid tumors, squamous carcinoma of the head and neck and diffuse large B-cell lymphoma. However, due to the toxicity of the DNA chemistry, thrombocytopenia continues to limit the systemic delivery and efficacy of such compounds for the treatment of cancer. We believe BP1003 avoids these complications.

The competitive landscape for clinical trials treating advanced and metastatic pancreatic cancer patients in the US is slim (Figure 11). Most candidates are fraught with serious side effects that can make completion of therapy a challenge for this fragile patient population. We believe that the excellent safety profile of the DNAbilize® chemistry, the novel lipid formula that allows for penetration of the tumor stroma, and the ability to target a single protein with precision, makes BP1003 an ideal candidate for combination with the frontline treatments to extend survival while maintaining quality of life for the patient.

Figure 11. U.S. Clinical Trials for Advance Metastatic PDAC Patients in Combination with Frontline Treatments

DNAbilize®

DNAbilize® technology is available for out-licensing. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new liposomal antisense drug candidates. A new product identification template was recently approved that defines a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. A significant amount of capital is expected to be allocated to in-license promising protein targets that can be developed as new liposomal antisense drug candidates. As we expand, we will look at indications where a systemic delivery is needed and antisense can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On July 19, 2017, we announced that the USPTO issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases.

We are interested in pursuing a wide-ranging, proactive licensing program to include co-development of specific liposomal antisense drug candidates, sub-licensing our delivery template for outside development of liposomal antisense drug candidates or out-licensing a partially-developed drug candidate for final development and marketing.

Research and Development

Our research and development expense primarily consists of third-party clinical and preclinical development activities, salaries and benefits expense and stock-based compensation. As we advance and expand our pipeline of drug candidates, we anticipate our research and development expenses will continue to increase in conjunction with these activities. Research and development expenses incurred for both the years ended December 31, 2017 and 2016 were $5.5 million.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. Accordingly, we have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with third-party manufacturers for the manufacture of our drug requirements, including agreements for the manufacture of prexigebersen for use in our Phase II clinical trials in AML and CML, a development agreement for BP1002 and an agreement for the manufacture of BP1002 for use in our planned Phase I clinical trial. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, as discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K under the heading “Risks Related to Manufacturing Our Drug Candidates.” If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of such approved drug candidates. However, we may in the future elect to manufacture certain of our drug candidates in our own manufacturing facilities. If we do so, we will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

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

Intellectual Property

Patents, trademarks, trade secrets, technology, know-how and other proprietary rights are important to our business. Our success depends in large part on our ability to obtain and maintain patent protection both in the U.S. and in other countries for our drug candidates and on our ability to operate without infringing the proprietary rights of third parties. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents.

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

As previously noted, we have entered into the License Agreement with MD Anderson, which relates to the delivery technology platform for antisense nucleic acids, including two single nucleic acid (antisense) drug products, prexigebersen and BP1002. In addition, we may enter into out-license and in-license agreements in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Under the License Agreement, we license rights to certain patents that are necessary or useful for our business. Some of these material patents expired in 2017.

We have expanded our intellectual property portfolio by filing patent applications that are applicable to our technology and business strategy. Our patent portfolio currently includes an issued patent (No. 9,744,187) in the U.S. that covers the manufacturing method, formulation and antisense composition for new targets in preclinical development, a patent pending for combinations of antisense drugs with frontline therapeutics, and four additional pending patents for composition and methods of use of specific drug targets. We announced on July 19, 2017 that the USPTO issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. There can be no assurances that patents related to our existing patent applications or applications we may file in the future will be issued or that any issued patents will provide meaningful protection for our drug candidates, which could materially and adversely affect our competitive business position, business prospects and financial condition.

In the U.S., individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance. Generally, patents issued in the U.S. are effective for 20 years from the earliest non-provisional filing date. In addition, a patent term can sometimes be extended to recapture a portion of the term effectively lost during the FDA’s regulatory review period; however, the restoration period cannot be longer than five years, and the total patent term cannot exceed 14 years following FDA approval.

Employees

We currently employ 9 full-time employees. We also have contractual relationships with additional professionals who perform certain medical officer, regulatory and drug development duties. We believe relations with such professionals and employees are good.

Competition

We are engaged in segments of the pharmaceutical and biotechnology industry that are highly competitive and characterized by rapid and significant technological change. Many large pharmaceutical and biotechnology companies, academic and research institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target AML, CML, lymphoma, ovarian and breast cancer, solid tumors, and other cancers generally. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than our drug candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our drug candidates.

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

Government Regulation

Overview

Government authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, record keeping, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. The nature and extent to which such regulations will apply to us will vary depending on the nature of any drug candidates we develop. We anticipate that all of our drug candidates will require regulatory approval by governmental agencies prior to commercialization. This process and subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations will require the expenditure of substantial time and financial resources.

U.S. Drug Development Process

In the U.S., drugs are subject to rigorous regulation by the FDA under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and implementing regulations, as well as other federal and state statutes. Failure by us or our collaborators to comply with the applicable U.S. requirements at any time during the drug candidate development process, approval process or after approval, may subject us to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following:

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

Approval Process

After successful completion of the required clinical trials, an NDA is generally submitted, which is required before marketing of the product may begin in the U.S. The NDA must include the results of drug development, preclinical studies and clinical studies, together with other detailed information, including information on the chemistry, manufacture and composition of the drug. The FDA has 60 days from its receipt of the NDA to review the application to ensure that it is sufficiently complete for substantive review before accepting it for filing and may request additional information rather than accept an NDA for filing. If additional information is requested, the NDA must be resubmitted. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The submission of an NDA is also subject to the payment of user fees, which may be waived under certain limited circumstances.

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

Timing to Approval

We estimate that it generally takes 10 to 15 years or possibly longer to discover, develop and bring to market a new pharmaceutical product in the U.S. as outlined below:

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

Foreign Regulations

Whether or not we obtain FDA approval for a drug candidate, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of our products in those countries. Certain countries outside of the U.S. have a process that requires the submission of a clinical trial application (“CTA”), much like an IND, prior to the commencement of human clinical trials. In the E.U., for example, a CTA must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, but typically takes several years and requires significant resources. In all cases, the clinical trials must be conducted in accordance with GCP and other applicable regulatory requirements.

To obtain regulatory approval of an investigational drug under E.U. regulatory systems, we must submit a marketing authorization application. This application is similar to the NDA in the U.S., with the exception of, among other things, country-specific document requirements. Drugs can be authorized in the E.U. by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, (iii) the decentralized procedure or (iv) national authorization procedures.

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

Prexigebersen previously received orphan drug designations for the treatment of CML in the U.S. Orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the U.S. at the time of application for orphan designation. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan designation qualifies the sponsor of the product for a tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the U.S. for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, the approved orphan drug, even though for the same indication, may also obtain approval in the U.S. during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug.

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

On February 8, 2018, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-10, and our common stock began trading on the split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on February 9, 2018. All common stock share and per share amounts in this Annual Report on Form 10-K have been adjusted to give effect to the 1-for-10 reverse stock split, retrospectively.

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

We have incurred significant operating losses since our inception. As of December 31, 2017, we had accumulated net losses of $39.2 million. To date, we have not generated any revenue from the sale of our drug candidates and we do not expect to generate any revenue from sales of our drug candidates for the foreseeable future. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts.

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

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen, BP1002 and BP1003. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

As of December 31, 2017, we had $6.0 million in cash on hand, compared to $9.4 million as of December 31, 2016. We have determined that the Company does not have enough cash on hand to meet obligations and fund operations for the next 12 months from the date of this Annual Report on Form 10-K. We expect to finance our foreseeable cash requirements through cash on hand, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing. If we are unable to obtain funding due to unfavorable terms or market conditions, management has determined that it can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed. However, our ability to continue as a going concern is dependent upon obtaining funding through one or more sources described above within the next 12 months to meet our planned obligations and pay our liabilities. Our ongoing future capital requirements will further depend on numerous factors, including:

•	the rate of progress, results and costs of completion of ongoing clinical trials of our drug candidates;

•	the rate of progress, results and costs of completion of the ongoing preclinical trials of prexigebersen, BP1002 and BP1003;

•	the size, scope, rate of progress, results and costs of completion of any potential future clinical trials and preclinical trials of our drug candidates that we may initiate;

•	the costs to obtain adequate supply of the compounds necessary for our drug candidates;

•	the costs of obtaining regulatory approval of our drug candidates;

•	the scope, prioritization and number of drug development programs we pursue;

•	the costs for preparing, filing, prosecuting, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or in-license other products and technologies and the costs to develop those products and technologies;

•	the costs of future commercializing activities, including product sales, marketing, manufacturing and distribution, of any of our drug candidates or other products for which marketing approval has been obtained;

•	our ability to establish strategic collaborations and licensing or other arrangements on terms favorable to us; and

•	competing technological and market developments.

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

The report of our independent registered public accounting firm contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm relating to our December 31, 2017 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to the consolidated financial statements included herein, we have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

We have determined that the Company does not have enough cash on hand to meet obligations and fund operations for the next 12 months from the date of this Annual Report on Form 10-K. We expect to finance our foreseeable cash requirements through cash on hand, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing. If we are unable to obtain funding due to unfavorable terms or market conditions, management has determined that it can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed. However, our ability to continue as a going concern is dependent upon obtaining funding through one or more sources described above within the next 12 months to meet our planned obligations and pay our liabilities.

The pharmaceutical and biotechnology industry is highly competitive. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

We are engaged in segments of the pharmaceutical and biotechnology industry that are highly competitive and characterized by rapid and significant technological change. Many large pharmaceutical and biotechnology companies, academic and research institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target AML, CML, ALL, MDS, breast cancer and other cancers generally. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than our drug candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our drug candidates.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants, advisors and commercial partners. Misconduct by these persons could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our business, financial condition and reputation. We currently have codes of business conduct and ethics applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and our codes of business conduct and ethics and the other precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, which could materially adversely affect our business and financial condition. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

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

On December 22, 2017, the U.S. government enacted legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Under the Tax Act, net operating losses generated prior to 2018 will continue to be governed by the net operating loss tax rules as they existed prior to the adoption of the new Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Accordingly, our net operating losses could expire unused and be unavailable to offset future income tax liabilities, if any. Under the Tax Act, net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited to 80% of current year taxable income. We continue to examine the impact that this provision of the Tax Act, among other provisions, may have on our business.

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

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders might otherwise consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•	limitations on our stockholders’ ability to call special meetings of stockholders;

•	an advance notice requirement for stockholder proposals and nominations for members of our Board;

•	the authority of our Board to determine the number of director seats on our Board;

•	the authority of our Board to fill vacancies occurring on the Board;

•	the authority of our Board to issue preferred stock with such terms as our Board may determine.

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

To date, none of our drug candidates have been approved for sale in the U.S. or any foreign country. While antisense therapeutics have been in development for over 20 years, only two antisense drugs have been successfully developed to date. Further, development of liposomal antisense therapeutics, which comprise our drug therapeutics technology, has faced many challenges and generally remains unproven in the treatment of cancers. The success of our business depends primarily on our ability to develop and commercialize our drug candidates successfully. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing of our drug candidates.

On February 9, 2015, we announced that we began enrollment into the combination therapy Phase Ib clinical trial for prexigebersen in patients with AML. The combination therapy Phase Ib clinical trial consisted of two dosing cohorts of prexigebersen (60 mg/m2 and 90 mg/m2) to test the safety profile of treating AML patients with prexigebersen in combination with LDAC. Patients ineligible for intensive induction therapy are currently treated only with LDAC. We also announced the completion of the Phase Ib trial. Results from the Phase Ib clinical trial demonstrated it is safe to add prexigebersen, which appears to yield better response rates in this AML patient population. On October 9, 2015, we announced the completion of Cohort 7, the first dosing cohort of the Phase Ib clinical trial, and on March 3, 2016, we announced the completion of Cohort 8, the second dosing cohort of the Phase Ib clinical trial. On June 6, 2016, we announced data from the safety segment of the Phase II combination therapy of prexigebersen and LDAC showed no dose limiting toxicities. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase II trial for AML was dosed. On December 29, 2017, we announced the initiation of our Phase Ib/IIa clinical study of prexigebersen for the treatment of CML in accelerated blast phase patients. In addition, prexigebersen is in preclinical studies for solid tumors, including breast cancer and ovarian cancer. We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to move on to further efficacy segments of the Phase II or Phase III clinical trials or commence and complete any other clinical trials for any of our drug candidates. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical trials or clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage trials. The failure of clinical trials to demonstrate safety and efficacy of one or more of our drug candidates will have a material adverse effect on our business and financial condition.

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

If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the U.S. and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for our drug candidates, we face risks that:

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

Any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product and affect reimbursement by third-party payors. These limitations may limit the size of the market for the product. We may also become subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of foreign regulations. Approval by the FDA does not ensure approval by regulatory authorities outside the U.S. Foreign jurisdictions may have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates.

In addition to regulations in the U.S., we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products, if approved.

Whether or not we obtain FDA approval for a drug candidate, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of our products in those countries. Certain countries outside of the U.S. have a process that requires the submission of a clinical trial application, much like an IND, prior to the commencement of human clinical trials. In the E.U., for example, a CTA must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and other applicable regulatory requirements.

To obtain regulatory approval of an investigational drug under E.U. regulatory systems, we must submit a marketing authorization application. This application is similar to the NDA in the U.S., with the exception of, among other things, country-specific document requirements. Drugs can be authorized in the E.U. by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, (iii) the decentralized procedure or (iv) national authorization procedures.

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

Our research and development activities, preclinical studies and clinical trials, and the manufacturing, marketing and labeling of any products we may develop, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. Changes in existing federal, state and foreign laws and agency regulations may be established that could prevent or delay regulatory approval of our drug candidates or materially increase our costs, including:

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

Prexigebersen has received orphan drug designations for the treatment of CML in the U.S. Orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the U.S. at the time of application for orphan designation. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan designation qualifies the sponsor of the product for a tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the U.S. for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, the approved orphan drug, even though for the same indication, may also obtain approval in the U.S. during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug.

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

We have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with our third-party manufacturer for the manufacture of our drug requirements, including an agreement for the manufacture of prexigebersen for use in our Phase II clinical trial for AML and CML and a development agreement for BP1002. To date, we have made steady progress with our current third-party manufacturers, overcoming challenges associated with scaling up manufacturing to develop their capabilities to supply us with our necessary quantities of drug supplies for our clinical trials. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, including:

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

Our revenues and profits will depend significantly upon the availability of adequate reimbursement for the use of any approved drug candidates from governmental and other third-party payors, both in the U.S. and in foreign markets. Reimbursement by a third party may depend upon a number of factors, including the third-party payor’s determination that use of an approved drug candidate is:

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

Obtaining reimbursement approval for an approved drug from each third-party and government payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of any approved drug candidates to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. There also exists substantial uncertainty concerning third-party reimbursement for the use of any approved drug incorporating new technology, and even if determined eligible, coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for coverage does not imply that any approved drug will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also be insufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the approved drugs and the clinical setting in which it is used, may be based on payments allowed for lower-cost products or combinations of products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the U.S.

In the U.S., at both the federal and state levels, the government regularly proposes legislation to reform health care and its cost, and such proposals have received increasing political attention. In 2010, Congress passed legislation to reform the U.S. health care system by expanding health insurance coverage, reducing health care costs and making other changes. While health care reform may increase the number of patients who have insurance coverage for the use of any approved drug, it may also include changes that adversely affect reimbursement for approved drugs. In addition, there has been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect payments for any of our drug candidates that obtain approval. The Centers for Medicare and Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions. As a result of actions by these third-party payors, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products.

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

We have an exclusive license with MD Anderson to several issued patents and other certain technology rights. Our patent portfolio currently includes an issued patent (No. 9,744,187) in the U.S. that covers the manufacturing method, formulation and antisense composition for new targets in preclinical development, a patent pending for combinations of antisense drugs with frontline therapeutics, and four additional pending patents for composition and methods of use of specific drug targets. We announced on July 19, 2017 that the USPTO issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. Our success depends in large part on our ability to obtain and maintain patent protection both in the U.S. and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the U.S. are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the USPTO for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we or our licensors were the first to invent, or the first to file patent applications on, our drug candidates. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.

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

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the U.S. and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

The Leahy-Smith America Invents Act (the “America Invents Act”) was signed into law in September 2011, and many of the substantive changes became effective in March 2013. The America Invents Act reforms U.S. patent law in part by changing the standard for patent approval from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This legislation changes U.S. patent law in a way that may weaken our ability to obtain patent protection in the U.S. for those applications filed after March 2013.

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

Under the License Agreement, we license rights to certain patents that are necessary or useful for our business. Some of these material patents expired in 2017. Our patent portfolio currently includes an issued patent (No. 9,744,187) in the U.S. that covers the manufacturing method, formulation and antisense composition for new targets in preclinical development, a patent pending for combinations of antisense drugs with frontline therapeutics, and four additional pending patents for composition and methods of use of specific drug targets. We announced on July 19, 2017 that the USPTO issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. We are actively reviewing and preparing additional patent applications to expand our patent portfolio, but there can be no assurances that patents related to our existing patent applications or any applications we may file in the future will be issued or that any issued patents will provide meaningful protection for our drug candidates, which could materially adversely affect our competitive business position, business prospects and financial condition.

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

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could materially adversely affect our business and financial condition.

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

The trading price of our common stock has been highly volatile. On March 10, 2014, our common stock ceased trading on the OTCQX and commenced trading on The Nasdaq Capital Market, and there is a limited history on which to gauge the volatility of our stock price on The Nasdaq Capital Market. From January 1, 2016 through December 31, 2017, our stock price has fluctuated from a low of $1.81 to a high of $31.90, after adjustment for the 1-for-10 reverse stock split that occurred effective as of 5:00 p.m. Eastern Time on February 8, 2018. The market price for our common stock will be affected by a number of factors, including:

•	the denial or delay of regulatory approvals of our drug candidates or receipt of regulatory approval of competing products;

•	our ability to accomplish clinical, regulatory and other drug development milestones;

•	the ability of our drug candidates, if they receive regulatory approval, to achieve market success;

•	the performance of third-party manufacturers and suppliers;
42

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

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the foreseeable future. As noted above, our common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The liquidity of the shares of our common stock may be further affected adversely by the 1-for-10 reverse stock split that we implemented effective as of 5:00 p.m. Eastern Time on February 8, 2018, due to the reduced number of shares that are outstanding.

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

In the past, we have received a notice of non-compliance from the Listing Qualifications Department of The Nasdaq Stock Market LLC with respect to the $1.00 minimum closing bid price requirement. Although we regained compliance with the minimum closing bid price requirement after implementing a 1-for-10 reserve stock split effective as of 5:00 p.m. Eastern Time on February 8, 2018, there can be no assurance that we will be able to meet the minimum closing bid price requirement or other listing requirements in the future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The Nasdaq Capital Market under the symbol “BPTH.” The following table sets forth the high and low sale prices per share for our common stock, as reported on The Nasdaq Capital Market for the periods indicated. On February 8, 2018, we effected a 1-for-10 reverse stock split. All share prices below have been adjusted retroactively to account for the reverse stock split.

	High	Low
Fiscal Year Ended December 31, 2016

First Fiscal Quarter	$26.80	$12.40
Second Fiscal Quarter	$31.90	$18.60
Third Fiscal Quarter	$19.90	$12.50
Fourth Fiscal Quarter	$15.00	$9.50

Fiscal Year Ended December 31, 2017

First Fiscal Quarter	$13.50	$7.00
Second Fiscal Quarter	$8.30	$3.30
Third Fiscal Quarter	$4.90	$2.50
Fourth Fiscal Quarter	$5.85	$1.81

Holders

As of March 22, 2018, there were 11,340,756 shares of our common stock outstanding and approximately 256 stockholders of record.

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

Overview

We are a clinical and preclinical stage oncology focused RNAi nano particle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a DNA backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a neutral charge lipid bilayer. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of proteins in blood diseases and solid tumors. DNAbilize® is a registered trademark of the Company.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have three antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), is in the efficacy portion of a Phase II clinical trial for AML and a Phase IIa clinical trial, which is the safety segment of a Phase II clinical trial, for blast phase and accelerated phase CML is open for enrollment. Prexigebersen is also in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

Our second drug candidate, BP1002, targets the protein Bcl-2, which is responsible for driving cell proliferation in up to 60% of all cancers. We are currently preparing an Investigational New Drug (IND) application for BP1002 in addition to completing additional IND enabling studies. We intend to initiate a Phase I clinical trial of BP1002 in refractory or relapsed lymphoma patients once we receive approval from the FDA.

Our third drug candidate, BP1003, targets the Stat3 protein and is currently in preclinical development in a pancreatic patient-derived tumor model. Previous preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. We intend to initiate IND enabling studies of BP1003 enabling studies in 2018.

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen and BP1002. We also currently maintain the License Agreement with MD Anderson, under which we license from MD Anderson certain technology relating to the original delivery technology platform. We are developing RNAi antisense nano particle drug candidates to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the manufacture of neutral charged DNA-liposome complexes. On July 19, 2017, we announced that the USPTO issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases.

As of December 31, 2017, we had an accumulated deficit of $39.2 million. Our net loss was $7.0 million and $6.8 million for the years ended December 31, 2017 and 2016, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval for one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability.

Financial Operations Overview

Revenue

We have not generated significant revenues to date. Our ability to generate revenues from our drug candidates, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates.

During 2016, the Company entered into a fixed fee service agreement with a preclinical stage biotechnology company in connection with a development project involving our DNAbilize® technology, pursuant to which we agreed to perform certain evaluation services in exchange for $50,000. As of December 31, 2017, the Company has recorded $50,000 in revenue under the agreement. Payments received prior to the Company’s performance of work are recorded as deferred revenue and recognized as revenue once the work is performed.

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

Results of Operations

Comparisons of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Revenue. Our revenue was $37,000 for the year ended December 31, 2017. We had $13,000 revenue in the year ended December 31, 2016. The increase in revenue represents revenue that has been recorded pursuant to a fixed fee service agreement with a preclinical stage biotechnology company in connection with a development project involving our DNAbilize® technology, pursuant to which we agreed to perform certain evaluation services in exchange for $50,000. Payments received prior to the Company’s performance of work are recorded as deferred revenue and recognized as revenue once the work is performed.

Research and Development Expenses. Our research and development expense was $5.5 million for both the years ended December 31, 2017 and 2016. The following table sets forth our research and development expenses (in thousands):

	Year ended
	December 31,
	2017	2016
Research and development expense	$5,162	$5,115
Non-cash stock-based compensation expense	318	359
Total research and development expense	$5,480	$5,474

General and Administrative Expenses. Our general and administrative expense was $3.5 million for the year ended December 31, 2017, an increase of $0.5 million compared to the year ended December 31, 2016. The increase in general and administrative expense was primarily due to increased legal fees, audit fees and director fees. The following table sets forth our general and administrative expenses (in thousands):

	Year ended
	December 31,
	2017	2016
General and administrative expense	$3,048	$2,589
Non-cash stock-based compensation expense	475	425
Total general and administrative expense	$3,523	$3,014

Net Operating Loss. Our net loss from operations was $9.0 million for the year ended December 31, 2017, an increase of $0.5 million compared to the year ended December 31, 2016.

Change in Fair Value of Warrant Liability. The change in fair value of the warranty liability for the year ended December 31, 2017 resulted in non-cash income of $2.4 million, an increase of $0.7 million compared to the year ended December 31, 2016.

Loss on Extinguishment of Warrant Liability. The loss on extinguishment of the warrant liability for the year ended December 31, 2017 resulted in a non-cash loss of $0.4 million. There was no gain or loss on extinguishment of the warrant liability for the year ended December 31, 2016.

Net Loss. Our net loss for the year ended December 31, 2017 was $7.0 million, an increase of $0.3 million compared to the year ended December 31, 2016.

Deemed Dividend Related to Warrant Conversion. The deemed dividend related to the warrant conversion was $1.0 million for the year ended December 31, 2017. The Company did not have a deemed dividend for the year ended December 31, 2016.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders for the year ended December 31, 2017 was $8.1 million, an increase of $1.3 million compared to the year ended December 31, 2016.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.80 per share for the year ended December 31, 2017, compared to $0.73 per share for the year ended December 31, 2016. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $6.0 million at December 31, 2017, a decrease of $3.4 million compared to December 31, 2016. We do not believe that our available cash at December 31, 2017 will be sufficient to fund our liquidity and capital expenditure requirements for the next 12 months. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above within the next 12 months to meet its planned obligations and pay its liabilities.

Cash Flows

For the Year Ended December 31, 2017

Operating Activities. Net cash used in operating activities for the year ended December 31, 2017 was $8.0 million. Net cash used in operating activities consisted primarily of the net loss for the period of $7.0 million and an increase in current assets of $0.2 million. Our net cash used in operating activities is partially offset by non-cash stock-based compensation expense of $0.8 million and technology license amortization and depreciation expenses of $0.4 million. The change in fair value of the warranty liability of $2.4 million partially offset by loss on extinguishment of the warranty liability of $0.4 million, did not have an impact on net cash used in operating activities during the period.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2017 consisted of capital expenditures totaling $0.5 million which were primarily related to equipment purchases for our new research and development laboratory.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2017 was $5.1 million. Net cash provided by financing activities consisted of $3.6 million from the 2017 Registered Direct Offering and $1.5 million from the warrant exercises, both as described below.

For the Year Ended December 31, 2016

Operating Activities. Net cash used in operating activities for the year ended December 31, 2016 was $8.1 million. Net cash used in operating activities consisted primarily of the net loss for the period of $6.8 million, an increase in other current assets of $0.7 million and a decrease in current liabilities of $0.1 million. These were partially offset by non-cash stock-based compensation expense of $0.8 million, a decrease in prepaid drug product for testing of $0.2 million and technology license amortization expense of $0.2 million. The change in fair value of the warrant liability of $1.7 million did not have an impact on net cash used in operating activities during the period.

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

2017 Shelf Registration Statement

On December 20, 2016, we filed a shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on January 9, 2017 (File No. 333-215205) (the “2017 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on January 13, 2014 (File No. 333-192102) (the “2014 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2017 Registration Statement was filed to register the offering, issuance and sale of (i) up to $125.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, including offers and sales of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) described below and (ii) up to 544,178 shares of our common stock pursuant to the exercise of warrants that were issued in a registered direct offering in 2014 and in the 2016 Registered Direct Offering, described below. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

“At the Market” Offering

On June 24, 2015, we entered into the Sales Agreement with Cantor Fitzgerald, as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the 2017 Shelf Registration Statement and a related prospectus filed with the SEC on January 10, 2017, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. Pursuant to the Securities Purchase Agreement described below, we are subject to certain restrictions on our ability to offer and sell shares of our common stock under the Sales Agreement. As of December 31, 2017, we have not offered or sold any shares of common stock under the Sales Agreement.

2016 Registered Direct Offering

On June 29, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain healthcare focused institutional investors pursuant to which we agreed to sell an aggregate of 588,235 shares of our common stock and warrants to purchase up to 294,118 shares of our common stock for gross proceeds of approximately $10.0 million under the 2014 Registration Statement (the “2016 Registered Direct Offering”). We also issued warrants to purchase up to 25,000 shares of common stock in a private placement to H.C. Wainwright & Co., LLC and its designees as compensation for its services as a placement agent in connection with the 2016 Registered Direct Offering (together with the warrants to purchase up to 294,118 shares, the “2016 Warrants”). The 2016 Registered Direct Offering closed on July 5, 2016. The net proceeds to the Company from the 2016 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $9.3 million. For more information, see Note 1 to the consolidated financial statements included herein.

Warrant Exercises

On May 21, 2017, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of the 2016 Warrants and warrants to purchase up to 250,000 shares of common stock that we issued in January 2014 (the “2014 Warrants,” and together with the 2016 Warrants, the “Original Warrants”). The Exercising Holders owned, in the aggregate, Original Warrants exercisable for 441,176 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Original Warrants with respect to 430,000 shares of our common stock underlying such Original Warrants for a reduced exercise price equal to $3.80 per share (the “Reduced Exercise Price”). The Exercising Holders also subsequently exercised their Original Warrants for the remaining 11,176 shares of our common stock underlying such Original Warrants for the Reduced Exercise Price. In connection with the execution of the Exercise Agreements, we issued to each Exercising Holder a new warrant (each, a “New Warrant”) to purchase shares of our common stock equal to the number of shares of our common stock received by such Exercising Holder upon exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants are substantially similar to the terms of the Original Warrants, except that the New Warrants (i) became exercisable immediately upon issuance for a period of five years from the closing date of the Exercise Agreements; (ii) have an exercise price equal to $6.00 per share and (iii) included revised language substantially similar to the language in the Warrant Amendments described above regarding fundamental transactions and net cash settlement. The net proceeds to the Company from the exercise of the New Warrants by the Exercising Holders, after deducting financial advisory fees and expenses and our offering expenses, were approximately $1.5 million.

2017 Registered Direct Offering

On November 3, 2017, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 1,333,333 shares of our common stock and warrants to purchase up to 666,667 shares of our common stock for gross proceeds of approximately $4.0 million under the 2017 Registration Statement (the “2017 Registered Direct Offering”). We also issued warrants to purchase up to 16,000 shares of common stock in a private placement to Roth Capital Partners, LLC as compensation for its services as a placement agent in connection with the 2017 Registered Direct Offering. The 2017 Registered Direct Offering closed on November 6, 2017. The net proceeds to the Company from the 2017 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $3.6 million.

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen, BP1002 and BP1003. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with GAAP in the U.S. The preparation of such financial statements has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Principles of Consolidation — The consolidated financial statements include the accounts of Bio-Path Holdings, Inc., and its wholly-owned subsidiary Bio-Path, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk — Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2017, $5.7 million of our cash balances was not covered by the FDIC. As of December 31, 2016 we had $9.4 million in cash on-hand, of which approximately $9.1 million was not covered by the FDIC. To date, the Company has not incurred any losses on its cash balances.

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

Intangible Assets/Impairment of Long-Lived Assets — As of December 31, 2017, other assets totaled $0.8 million for our technology license, comprised of $2.5 million in value acquiring our technology license and our intellectual property, less accumulated amortization of $1.7 million. This value is being amortized over a 15-year period from November 7, 2007, the date that the technology license became effective. Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable. Approximately $0.2 million will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022. As of December 31, 2016 other assets totaled $0.9 million, comprised of $2.5 million in value acquiring our technology licenses and our intellectual property, less accumulated amortization of $1.6 million.

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

For both the years ended December 31, 2017 and 2016, we had $5.5 million of costs classified as research and development expense.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The new standard provides comprehensive guidance for recognizing revenue as goods or services are delivered to the customer in an amount that is expected to be earned from those same goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-19 is now effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the standard on January 1, 2018 using the modified retrospective method of adoption and determined that it will not have a material effect on our consolidated financial statements as the Company currently does not have significant contracts with customers.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of the new standard applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. Part II of the new standard replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Management early adopted the new standard during fiscal year 2017 and notes the adoption did not have a significant impact on the Company’s consolidated financial statements.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2017. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer (who is also our acting Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2017. Based on this evaluation, management believes that, as of December 31, 2017, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our current directors and officers are set forth below:

Name	Age	Position - Committee

Peter H. Nielsen	69	Chief Executive Officer; President; Chief Financial Officer; Treasurer; Chairman of the Board; Director

Heath W. Cleaver, CPA	44	Director – Audit Committee (Chair); Compensation Committee; Nominating/Corporate Governance Committee (Chair)

Mark P. Colonnese	62	Director – Audit Committee; Compensation Committee (Chair); Nominating/Corporate Governance Committee

Douglas P. Morris	62	Director; Director of Investor Relations

Paul D. Aubert	48	Director – Audit Committee

Our current directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified.

Background Information

Peter H. Nielsen. Mr. Nielsen co-founded Bio-Path and has served as Bio-Path’s President, Chief Executive Officer, Chief Financial Officer/Treasurer and Chairman of the Board since 2008. At the time of Bio-Path’s establishment in 2007, Mr. Nielsen licensed technology and targets from The University of Texas, MD Anderson Cancer Center and coordinated preclinical development, optimization and manufacturing of Bio-Path’s lead drug candidate, prexigebersen. Over the next ten years, Mr. Nielsen led the clinical advancement of prexigebersen into Phase II studies, the introduction of additional pipeline candidates and the Company’s public market debut. Prior to co-founding Bio-Path, Mr. Nielsen worked with several other companies, leading turnarounds and developing and executing on strategies for growth. Mr. Nielsen previously served as a director of Synthecon, Inc., a company developing 3D cell culture technology. Before entering the biotechnology sector, Mr. Nielsen was a lieutenant in the U.S. Naval Nuclear Power program where he was director of the physics department and was employed at Ford Motor Company in product development. Mr. Nielsen has a broad background in senior management and has significant negotiating experience. He holds engineering, mathematics and M.B.A. finance degrees from the University of California at Berkeley.

Heath W. Cleaver, CPA. Mr. Cleaver has served as a director of Bio-Path since 2014. Since July 2017, Mr. Cleaver has served as the Chief Financial Officer of Compressor Engineering Corporation, a privately-held independent manufacturer of engine and compressor replacement parts. Mr. Cleaver was previously a consultant providing turn-around management and capital raising services to companies in the oil and gas service sector from 2016 to 2017. From 2015 to 2016, Mr. Cleaver served as the Chief Financial Officer of Global Fabrication Services, Inc. In 2014, Mr. Cleaver served as Chief Financial Officer at Tarka Resources, Inc. From 2011 until 2014, Mr. Cleaver served as Chief Financial Officer of Porto Energy Corp. From 2010 until 2011, Mr. Cleaver served as Chief Accounting Officer of Porto Energy Corp. Mr. Cleaver served as Corporate Controller and then as Vice President and Chief Accounting Officer for BPZ Energy from 2006 to 2010. Beginning in 1997 through 2004, Mr. Cleaver served in various accounting roles, including Financial Controller, at Horizon Offshore Contractors, Inc. Mr. Cleaver is a Certified Public Accountant in the state of Texas and holds a Bachelor’s Degree in Business Administration - Accounting from Texas A&M University.

Mark P. Colonnese. Mr. Colonnese has served as a director of Bio-Path since 2017. From 2015 to February 2018, Mr. Colonnese served as Executive Vice President & Chief Financial Officer of Aviragen Therapeutics, Inc., a Nasdaq-listed biotechnology company focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. Mr. Colonnese previously served as Chief Financial Officer of Stealth Biotherapeutics Inc. from 2014 to 2015 and as Executive Vice President & Chief Financial Officer of Transgenomic, Inc. from 2012 to 2014. From 1999 to 2012, Mr. Colonnese served in various roles at Salutria Pharmaceuticals, LLC and its predecessor company, AtheroGenics, Inc., including as Executive Vice President; Commercial Operations and Chief Financial Officer, and Senior Vice President, Finance and Administration. Mr. Colonnese holds a B.S. magna cum laude in Accounting from Ithaca College and an M.B.A. from Fairleigh Dickinson University.

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

Paul D. Aubert. Mr. Aubert was appointed to the Board on February 1, 2018. Mr. Aubert has served as the sole Shareholder of a private law practice since June 2014. He also serves as a part-time General Counsel to four companies, including one in the medical device space. From February 2012 through May 2014, Mr. Aubert served as General Counsel of Pernix Therapeutics Holdings, Inc., a Nasdaq-listed specialty pharmaceutical company. Before that, he was a Shareholder in the Corporate and Securities practice group at Winstead PC, a national law firm headquartered in Dallas, Texas, from 2007 to 2012. Mr. Aubert also served as an attorney in the Corporate and Securities practice groups of several national and international law firms prior to joining Winstead in 2004, including at Andrews Kurth LLP from 1999 to 2004, Weil, Gotshal & Manges LLP from 1998 to 1999 and Jones Walker LLP from 1996 to 1998. Mr. Aubert holds a Juris Doctor and an M.B.A. from Tulane University in New Orleans, Louisiana and a B.A. in History from Louisiana State University - Baton Rouge.

Board of Directors

Our operations are managed under the broad supervision of the Board, which has ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. Our Board is currently comprised of three independent directors and two non-independent directors. The Board has determined that current directors Heath W. Cleaver, Mark P. Colonnese and Paul D. Aubert are “independent” as independence is defined under the listing standards for The Nasdaq Stock Market. The Board based these determinations primarily on a review of the responses our directors provided to questions regarding employment and compensation history, affiliations and family and other relationships.

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

The Audit Committee is comprised of Messrs. Cleaver, Colonnese and Aubert. Mr. Cleaver currently serves as the chair of the Audit Committee. The Board has determined that Mr. Cleaver qualifies as an “audit committee financial expert” under the Exchange Act and that each member of the Audit Committee is an independent director. The Audit Committee meets at least once per fiscal quarter to fulfill its responsibilities under its charter and in connection with the review of the Company’s quarterly and annual financial statements.

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

The Compensation Committee is comprised of Messrs. Cleaver and Colonnese, both of whom are independent under the rules of The Nasdaq Stock Market. The Compensation Committee meets as necessary. Mr. Colonnese is the chair of the Compensation Committee.

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

The Nominating/Corporate Governance Committee is comprised of Messrs. Cleaver and Colonnese, both of whom are independent under the rules of The Nasdaq Stock Market. The Nominating/Corporate Governance Committee meets at least annually, and otherwise as necessary. Mr. Cleaver is the chair of the Nominating/Corporate Governance Committee.

Scientific Advisory Board

The Scientific Advisory Board assists management and the Board on an advisory basis with respect to the research, development, clinical, regulatory and commercial plans and activities relating to research, manufacture, use and/or sale of our drug candidates and products. The Scientific Advisory Board meets on an ad hoc basis and may attend meetings of the Board at the Board’s request. The current members of the Scientific Advisory Board are Jorge Cortes, M.D., who serves as chairman, and D. Craig Hooper, Ph.D.

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

In the event of a vacancy on the Board between annual meetings of our stockholders, the Board may request that the Nominating/Corporate Governance Committee identify, review and recommend qualified candidates for Board membership for Board consideration to fill such vacancies, if the Board determines that such vacancies will be filled. Our First Amended and Restated Bylaws (the “Bylaws”) allow for up to fifteen directors. The Board is permitted by the Bylaws to change the number of directors by a resolution adopted by the Board.

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

Stockholder Nominations for Directors

The Nominating/Corporate Governance Committee will consider candidates for director nominees that are recommended by our stockholders in the same manner as Board recommended nominees, in accordance with the procedures set forth in our Bylaws. Any such nominations should be submitted to the Nominating/Corporate Governance Committee c/o Secretary, Bio-Path Holdings, Inc., 4710 Bellaire Boulevard, Suite 210, Bellaire, Texas 77401 before the deadline set forth in the Bylaws and under the heading, “Stockholder Proposals for 2018 Annual Meeting” below, and should be accompanied by the following information:

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

To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner.

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

This section provides important information on our executive compensation programs for our named executive officers (“NEOs”). In fiscal year 2016, we had the following NEOs:

•	Peter H. Nielsen, Chairman of the Board, Chief Executive Officer; Chief Financial Officer and President; and

•	Ulrich W. Mueller, Ph.D., Chief Operating Officer and Secretary. Dr. Mueller resigned from his positions as Chief Operating Officer and Secretary on September 5, 2017.

Summary Compensation Table

The following table sets forth information with respect to the compensation of our NEOs for the fiscal years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Peter H. Nielsen, CEO,	2017	$475,000	$118,750	-	$208	(2)	$593,958
CFO, President, Chairman, Director	2016	$456,250	$140,000	1,255,034	$208	(2)	$1,851,492

Ulrich W. Mueller, COO,	2017	$243,306	$75,375	191,804	$9,972	(3)	$520,457
Secretary (5)	2016	$322,500	$69,825	1,059,910	$13,970	(4)	$1,466,205

(1)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K and for the fiscal year ended December 31, 2016 for assumptions made by us in such valuation.

(2)	The amounts reported represent life insurance premiums paid by the Company for Mr. Nielsen.

(3)	The amounts reported represent $240 for life insurance premiums paid by the Company for Dr. Mueller and $9,732 for matching contributions under our 401(k) plan.

(4)	The amounts reported represent $320 for life insurance premiums paid by the Company for Dr. Mueller and $13,650 for matching contributions under our 401(k) plan.

(5)	Dr. Mueller resigned from his positions as Chief Operating Officer and Secretary on September 5, 2017.

Outstanding Equity Awards at December 31, 2017

The following table sets forth certain information with respect to outstanding stock option awards of the NEOs for the fiscal year ended December 31, 2017.

Name (1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mr. Nielsen (2)	150,000	-	-	$14.00	Oct 2018
Mr. Nielsen (3)	150,000	-	-	$4.60	Aug 2023
Mr. Nielsen (4)	23,000	32,200	-	$27.50	April 2026

(1)	Dr. Mueller resigned from his positions as Chief Operating Officer and Secretary on September 5, 2017. All unvested options held by Mr. Mueller at such time were forfeited at the time of such resignation. All vested options held by Mr. Muller at such time expired following a period of three months after the date of such resignation.

(2)	All of these options granted are fully vested.

(3)	All of these options granted are fully vested.

(4)	Such options vest over a four-year period from the date of grant, April 5, 2016, with one-fourth (1/4) of the options vesting on the first anniversary of each such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years, based on continuing service to the Company.

DIRECTOR COMPENSATION

The following table presents summary information for the year ended December 31, 2017 regarding the compensation of the members of our Board.

Name	Fees Earned or Paid in Cash		Option Awards		All Other Compensation		Total
Heath W. Cleaver	$36,500	(1)	$15,817	(2)	$500	(3)	$52,817
Mark P. Colonnese	$12,500	(1)	$7,478	(2)	$1,000	(3)	$20,978
Douglas P. Morris (4)	$—		$15,817	(5)	$79,520	(6)	$95,337
Michael J. Garrison (7)	$29,000	(1)	$15,817	(2)	$-		$44,817
Amy P. Sing (7)	$27,500	(1)	$15,817	(2)	$-		$43,317

(1)	These amounts reflect cash fees paid to or earned by our non-employee directors for attending Board or committee meetings during the year ended December 31, 2017.

(2)	During 2017, our non-employee directors who were eligible earned or received an annual grant of an option to purchase 2,500 shares of our common stock which was the only grant received by such directors during 2017. The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for assumptions made by us in such valuation.

(3)	The amounts reported represent amounts earned for Board services preformed beyond the normal scope of their Board or committee responsibilities.

(4)	Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director and does not receive compensation for his services as a member of the Board.

(5)	Option awards granted to Mr. Morris reflect compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations.

(6)	This amount reflects compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations, which includes base salary and certain other benefits.

(7)	Mr. Garrison and Dr. Sing resigned from their respective Board positions on August 10, 2017. All unvested options held by Mr. Garrison and Dr. Sing, respectively, were forfeited at the time of such resignations.

The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our directors as of December 31, 2017:

Director	Number of shares underlying outstanding options
Heath W. Cleaver	10,000
Mark P. Colonnese	2,500
Douglas P. Morris (1)	172,778

(1)	Mr. Morris’s outstanding options include 165,278 options earned while serving as an executive officer of the Company. Mr. Morris ceased serving in his officer capacities in June 2014. However, Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director.

Narrative to Director Compensation Table

In 2017, our non-employee directors received cash and equity compensation in accordance with our non-employee director compensation structure. Directors who are also employed by the Company do not receive compensation for services as a director. We amended our compensation structure for all non-employee directors in August 2017 to include per diem compensation for Board or committee members who spend significant time performing Board or committee service beyond the normal scope of their Board or committee responsibilities. During 2017, our compensation structure for all non-employee directors was as follows:

Cash Compensation Program

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

In addition to the foregoing cash compensation for Board and committee members, non-employee directors of the Board who spend significant time performing Board or committee service beyond the normal scope of their Board or committee responsibilities may receive up to $2,500 per diem at the discretion of the Chief Executive Officer of the Company.

Equity Compensation Program

Each non-employee director of the Board also receives as compensation an annual stock option grant (a “Grant”) of 2,500 shares of our common stock (the “Option Shares”). The exercise price of the Option Shares is determined by the Board and the Option Shares vest over a four-year period from the date of the Grant, with one-fourth (1/4) of the Option Shares vesting on the first anniversary of each such Grant (i.e., 625 Option Shares), and the remaining Option Shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the Option Shares over the next three years (i.e., approximately 52.08 Option Shares per month), based on continuing service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned at March 15, 2018 by: (i) each of our NEOs and directors; (ii) all executive officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock. The information in this table is based solely on statements in filings with the SEC or other reliable information.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Peter H. Nielsen (1) (2)	845,194	7.24%
Douglas P. Morris (1) (3)	332,628	2.89%
Heath W. Cleaver (1) (4)	6,458	*
Mark P. Colonnese (1)	-	*
Paul D. Aubert (1)	-	*
All officers and directors as a group (5)	1,184,280	10.00%

*Less than 1%

(1)	These are our NEOs and directors.

(2)	Includes 516,444 shares owned of record and 328,750 shares issuable upon the exercise of options that are exercisable within 60 days.

(3)	Includes 160,982 shares held by Hyacinth Resources, LLC and 2,410 shares held by Sycamore Ventures, LLC. Mr. Morris disclaims beneficial ownership of the shares held by Sycamore Ventures, LLC except to the extent of his pecuniary interest therein. Also includes 169,236 shares issuable upon the exercise of options that are exercisable within 60 days.

(4)	All 6,458 shares are issuable upon the exercise of options that are exercisable within 60 days.

(5)	Includes 679,836 shares owned of record and 504,444 shares issuable upon the exercise of options currently exercisable or will be exercisable within 60 days.

Equity Compensation Plan Information

There are no equity compensation plans that have not been approved by our stockholders. The following table contains information about our equity compensation plans in effect as of December 31, 2017 (in thousands, except per share amount).

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	642	$11.60	1,692
Equity compensation plans not approved by stockholders	—	—	—

(1)	All of the shares shown in this column as securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2017 that were granted under the First Amended Bio-Path Holdings, Inc. 2007 Stock Incentive Plan, as amended (the “2007 Stock Incentive Plan”). The Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) was approved by our stockholders at our annual meeting of stockholders on December 21, 2017. There were no securities to be issued upon exercise of outstanding options, warrants and rights outstanding under the 2017 Stock Incentive Plan as of December 31, 2017.

(2)	The shares shown in this column as remaining available for future issuance as of December 31, 2017 are under each of the 2007 Stock Incentive Plan and the 2017 Stock Incentive Plan and total 492 and 1,200, respectively. The 2007 Stock Incentive Plan expired in January 2018.

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

For our last two fiscal years, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at the end of our last two fiscal years, and in which any of our directors, executive officers, persons who we know hold more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than: (i) compensation agreements and other arrangements, which are described elsewhere in this Annual Report on Form 10-K and (ii) the transactions described in the following paragraph.

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

Director Independence

The following members of the Board have been identified as independent under the standards of The Nasdaq Stock Market: Heath W. Cleaver, Mark P. Colonnese and Paul D. Aubert. Presently, there are no directors on any of our committees who are not independent under the standards of The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We received notice from Mantyla McReynolds, LLC (“Mantyla McReynolds”) on July 28, 2016, that Mantyla McReynolds merged with BDO USA, LLP (“BDO”), and that as a result, Mantyla McReynolds would not stand for reappointment as our independent registered public accounting firm. On July 29, 2016, we engaged BDO as our new independent registered public accounting firm for and with respect to the fiscal year ending December 31, 2016. The engagement of BDO was approved by our Audit Committee on July 29, 2016 and ratified by our stockholders on December 15, 2016.

For the interim period from January 1, 2016 through July 28, 2016, Mantyla McReynolds, as our independent registered public accounting firm during such time, billed the approximate fees set forth in the first table below. During the interim period from July 29, 2016 through December 31, 2016, and for the fiscal year ended December 31, 2017, BDO, as our independent registered public accounting firm during such time, billed the approximate fees set forth in the second table below. The Board has considered the respective services provided by Mantyla McReynolds and BDO and has concluded that such services are compatible with the independence of Mantyla McReynolds and BDO as our principal accountants during the respective periods.

For fiscal years 2017 and 2016, no hours expended on Mantyla McReynolds’s or BDO’s engagement to audit our financial statements were attributed to work performed by persons other than full-time, permanent employees of Mantyla McReynolds or BDO, as applicable.

The table below sets forth the aggregate fees billed to the Company by Mantyla McReynolds for services rendered for the interim period from January 1, 2016 through July 28, 2016 (in thousands).

January 1, 2016 – July 28, 2016
Audit fees (1)	$86
Audit-related fees (2)	—
Tax fees (3)	—
Other fees (4)	—
Total	$86

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting, reviews of the interim condensed consolidated financial statements included in quarterly filings, and services that are normally provided by Mantyla McReynolds in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.

(2)	Audit-related fees consist of fees billed by Mantyla McReynolds for assurance and related services. These fees include services provided in conjunction with due diligence services and employee benefit plan audits.

(3)	Tax fees consist of fees billed for professional services rendered by Mantyla McReynolds for state and federal tax compliance and advice, and tax planning.

(4)	Other fees consist of fees billed by Mantyla McReynolds for professional services other than those relating to audit fees, audit-related fees and tax fees.

The table below sets forth the aggregate fees billed to the Company by BDO for services rendered in the fiscal year ended December 31, 2017 and for the interim period from July 29, 2016 through December 31, 2016 (in thousands).

	December 31, 2017	July 29, 2016 – December 31, 2016
Audit fees (1)	$232	$71
Audit-related fees (2)	—	—
Tax fees (3)	4	3
Other fees (4)	—	—
Total	$236	$74

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements (with respect to 2017 and 2017) and internal control over financial reporting (with respect to 2016), reviews of the interim condensed consolidated financial statements included in quarterly filings, services associated with equity offerings, including with respect to registration statements filed by the Company, and services that are normally provided by BDO in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.

(2)	Audit-related fees consist of fees billed by BDO for assurance and related services. These fees include services provided in conjunction with due diligence services and employee benefit plan audits.

(3)	Tax fees consist of fees billed for professional services rendered by BDO for state and federal tax compliance and advice, and tax planning.

(4)	Other fees consist of fees billed by BDO for professional services other than those relating to audit fees, audit-related fees and tax fees.

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

3. Exhibits.

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.2	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).

4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K on January 21, 2014).

4.4	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).

4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016).

4.6	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017).

4.7	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2017).

4.8	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017).

4.9*	Form of Warrant issued to Roth Capital Partners, LLC

10.1+	Employment Agreement – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

10.2+	Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 10, 2008).

10.3+	First Amendment to First Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013).

10.4	Patent and Technology License Agreement, dated as of November 2, 2007, by and between the Company and the Board of Regents of The University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.5	Amendment No. 1 to the Patent and Technology Agreement, dated as of May 11, 2009, by and between the Company and the Board of Regents of the University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.6	Form of Securities Purchase Agreement by and between the Company, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).

10.7	Form of Waiver, Consent and Amendment to that certain Securities Purchase Agreement by and between Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 21, 2014).

10.8+	First Amendment to Employment Agreement, dated March 26, 2014 – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014).

10.9	Lease Agreement dated April 16, 2014 by and between the Company and Pin Oak North Parcel TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2014).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2015).

10.11	Controlled Equity OfferingSM Sales Agreement, dated June 24, 2015, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 25, 2015).

10.12	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).

10.13	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017).

10.14	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017).

10.15	Form of Leak-Out Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2017).

10.16+	Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.17	Form of Incentive Stock Option Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.18	Form of Non-Qualified Stock Option Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.19	Form of Restricted Share Unit Award Agreement (Time-Vested) under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.20	Form of Restricted Share Unit Award Agreement (Performance-Based) under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.21	Form of Restricted Share Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.22	Form of Stock Appreciation Right Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

21.1*	Subsidiaries of Bio-Path Holdings, Inc.

23.1*	Consent of BDO USA, LLP.

31*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

32*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: April 2, 2018	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer

In accordance with the Securities Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Title	Signature

April 2, 2018	President/Chief Executive Officer/ Chief Financial Officer/	/s/ Peter H. Nielsen
	Principal Accounting Officer/Director	Peter H. Nielsen

April 2, 2018	Director	/s/ Heath W. Cleaver
Heath W. Cleaver

April 2, 2018	Director	/s/ Mark P. Colonnese
Mark P. Colonnese

April 2, 2018	Director	/s/ Douglas P. Morris
Douglas P. Morris

April 2, 2018	Director	/s/ Paul D. Aubert
Paul D. Aubert

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Bio-Path Holdings, Inc.

Bellaire, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Path Holdings, Inc. (the “Company”) and subsidiary as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

Salt Lake City, Utah

April 2, 2018

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of December 31,	As of December 31,
	2017	2016

Assets

Current assets
Cash	$5,965	$9,375
Prepaid drug product for testing	1,117	376
Other current assets	353	902

Total current assets	7,435	10,653

Fixed assets
Furniture, fixtures & equipment	984	708
Less accumulated depreciation	(330)	(94)
	654	614

Other assets
Technology licenses	2,500	2,500
Less accumulated amortization	(1,731)	(1,571)
	769	929

Total Assets	$8,858	$12,196

Liabilities & Shareholders’ Equity

Current liabilities
Accounts payable	$52	$69
Accrued expenses	739	969
Deferred revenue	-	12

Total current liabilities	791	1,050

Warrant liability	-	2,906

Total Liabilities	791	3,956

Shareholders’ equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 11,339 and 9,564 shares issued and outstanding, respectively	11	10
Additional paid in capital	47,213	40,364
Accumulated deficit	(39,157)	(32,134)

Total shareholders’ equity	8,067	8,240

Total Liabilities & Shareholders’ Equity	$8,858	$12,196

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016

Revenue	$37	$13

Operating expenses

Research and development	5,480	5,474
General and administrative	3,523	3,014

Total operating expenses	9,003	8,488

Net operating loss	$(8,966)	$(8,475)

Other income (loss)
Change in fair value of warrant liability	2,374	1,713
Loss on extinguishment of warrant liability	(440)	-
Interest income	9	12

Total other income	1,943	1,725

Net loss	$(7,023)	$(6,750)

Deemed dividend related to warrant conversion	(1,038)	-

Net loss attributable to common stockholders	$(8,061)	$(6,750)

Net loss per share, basic and diluted	$(0.80)	$(0.73)

Basic and diluted weighted average number of common shares outstanding	10,081	9,270

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016

Cash flow from operating activities

Net loss	$(7,023)	$(6,750)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	160	161
Depreciation	251	43
Stock-based compensation	793	784
Change in fair value of warrant liability	(2,374)	(1,713)
Loss on extinguishment of warrant liability	440	-
(Increase) decrease in assets
Prepaid drug product for testing	(741)	184
Other current assets	549	(723)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	-	(146)
Deferred revenue	(12)	12

Net cash used in operating activities	(7,957)	(8,148)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(538)	(338)

Net cash used in investing activities	(538)	(338)

Cash flow from financing activities

Net proceeds from sale of common stock	3,567	9,007
Net proceeds from exercise of warrants	1,518	-

Net cash provided by financing activities	5,085	9,007

Net increase (decrease) in cash	(3,410)	521

Cash, beginning of year	9,375	8,854

Cash, end of year	$5,965	$9,375

Supplemental disclosure of non-cash activities

Non-cash financing activities
Warrants transferred to equity upon modification	$797	$-
Conversion of warrant liability to equity	$175	$-
Capital expenditures included in accrued expense	$-	$247

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Additional
			Additional	Paid in Capital
	Common Stock		Paid in	Shares to be	Accumulated
Description	Shares	Amount	Capital	Issued	Deficit	Total

Balance at December 31, 2015	8,976	$9	$35,193	$-	$(25,384)	$9,818

Issuance of common stock, net of fees	588	1	4,387			4,388

Stock-based compensation			784			784

Net loss					(6,750)	(6,750)

Balance at December 31, 2016	9,564	$10	$40,364	$-	$(32,134)	$8,240

Issuance of common stock, net of fees	1,333	1	3,566			3,567
						-
Exercise of warrants	442	-	1,518			1,518
						-
Warrants transferred to equity upon modification			797			797
						-
Conversion of warrant liability to equity			175			175
						-
Stock-based compensation			793			793

Deemed dividend related to warrant modification			(1,038)			(1,038)

Modification of warrant exercise price			1,038			1,038

Net loss					(7,023)	(7,023)

Balance at December 31, 2017	11,339	$11	$47,213	$-	$(39,157)	$8,067

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Path Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Unless the context requires otherwise, references in these Notes to the Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused RNAi nano particle drug development company utilizing a novel technology that achieves systemic delivery of antisense drug substances for target specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes in vivo, incorporated inside of a neutral charge lipid bilayer. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of targeted proteins in blood diseases and solid tumors.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), targets the protein Grb2 and is in the efficacy portion of a Phase II clinical trial for acute myeloid leukemia (AML), and the safety segment of a Phase II clinical trial for blast phase and accelerated phase chronic myelogenous leukemia (CML) is open for enrollment. Prexigebersen is also in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

Our second drug candidate, Liposomal Bcl2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. We are currently preparing an Investigational New Drug (IND) application for BP1002 in addition to completing additional IND enabling studies. We intend to initiate a Phase I clinical trial of BP1002 in refractory or relapsed lymphoma patients once we receive approval from the FDA.

Our third drug candidate, Liposomal Stat3 (“BP1003”), targets the Stat3 protein and is currently in preclinical development in a pancreatic patient-derived tumor model. Previous preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. We intend to initiate IND enabling studies of BP1003 in 2018.

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

In June 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain healthcare focused institutional investors pursuant to which the Company agreed to sell an aggregate of 588,235 shares of the Company’s common stock and warrants (the “2016 Registered Warrants”) to purchase up to 294,118 shares of the Company’s common stock for gross proceeds of approximately $10.0 million (the “2016 Registered Direct Offering”). The 2016 Registered Direct Offering closed on July 5, 2016. The Company also issued warrants (the “2016 Placement Warrants,” and together with the 2016 Registered Warrants, the “2016 Warrants”) to purchase up to 25,000 shares of the Company’s common stock in a private placement to H.C. Wainwright & Co., LLC and its designees as compensation for its services as a placement agent in connection with the 2016 Registered Director Offering. The net proceeds to the Company from the 2016 Registered Direct Offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds from the exercise of the warrants issued in the offering, were approximately $9.3 million. These proceeds were partially offset by additional financing costs incurred of $0.3 million.

On May 21, 2017, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of the 2016 Warrants and warrants to purchase up to 250,000 shares of common stock that we issued in January 2014 (the “2014 Warrants,” and together with the 2016 Warrants, the “Original Warrants”). The Exercising Holders owned, in the aggregate, Original Warrants exercisable for 441,176 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Original Warrants with respect to 430,000 shares of our common stock underlying such Original Warrants for a reduced exercise price equal to $3.80 per share (the “Reduced Exercise Price”). The Exercising Holders also subsequently exercised their Original Warrants for the remaining 11,176 shares of our common stock underlying such Original Warrants for the Reduced Exercise Price. In connection with the execution of the Exercise Agreements, we issued to each Exercising Holder a new warrant (each, a “New Warrant”) to purchase shares of our common stock equal to the number of shares of our common stock received by such Exercising Holder upon exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants are substantially similar to the terms of the Original Warrants, except that the New Warrants (i) became exercisable immediately upon issuance for a period of five years from the closing date of the Exercise Agreements; (ii) have an exercise price equal to $6.00 per share and (iii) included revised language substantially similar to the language in the Warrant Amendments described below regarding fundamental transactions and net cash settlement. As noted below, this modified language results in the New Warrants qualifying for equity treatment on the Company’s Consolidated Balance Sheet. The net proceeds to the Company from the exercise of the New Warrants by the Exercising Holders, after deducting financial advisory fees and expenses and our offering expenses, were approximately $1.5 million.

On June 13, 2017, the Company entered into amendments (the “Warrant Amendments”) with holders (the “Holders”) of the remaining 2016 Warrants, which amended the terms of their 2016 Warrants exercisable for 127,941 shares of our common stock. The Warrant Amendments provide that (i) the Holders’ right to require the Company to purchase the outstanding warrants upon the occurrence of certain fundamental transactions will not apply if the fundamental transaction is a result of a transaction that has not been approved by the Board of Directors and (ii) in the event the Company does not have an effective registration statement registering the issuance of the underlying shares of our common stock to the Holders, there is no circumstance that would require the Company to net cash settle the outstanding warrants. As such, the changes made in the Warrant Amendments allow for equity treatment of the remaining 2016 Warrants. As a result of the Exercise Agreements and the Warrant Amendments, the Company’s Warrant Liability was extinguished, allowing the New Warrants and the remaining 2016 Warrants, as amended, to be treated as equity for all filings beginning with the quarter ended June 30, 2017.

The Exercise Agreements for the 2014 Warrants resulted in the holders receiving $1.0 million in incremental value over the value of the warrants at the exchange date. This incremental value was recorded as a deemed dividend in additional paid-in capital due to the absence of retained earnings and increased the net loss available to common stockholders on the Consolidated Statements of Operations. The Exercise Agreements for the 2016 Warrants resulted in warrants with a fair value of $0.4 million being extinguished and resulted in the recognition of a loss on extinguishment of warrants of $0.4 million. Additionally, the Warrant Amendments resulted in the reclassification of the remaining 2016 Warrants with a fair value of $0.2 million from liability presentation to equity treatment on the Consolidated Balance Sheet.

On November 3, 2017, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 1,333,333 shares of our common stock and warrants to purchase up to 666,667 shares of our common stock for gross proceeds of approximately $4.0 million under the 2017 Registration Statement (the “2017 Registered Direct Offering”). We also issued warrants to purchase up to 16,000 shares of common stock in a private placement to Roth Capital Partners, LLC as compensation for its services as a placement agent in connection with the 2017 Registered Direct Offering. The 2017 Registered Direct Offering closed on November 6, 2017. The net proceeds to the Company from the 2017 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $3.6 million.

On February 8, 2018, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-10, and our common stock began trading on the split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on February 9, 2018. All common stock share and per share amounts in this Annual Report on Form 10-K have been adjusted to give effect to the 1-for-10 reverse stock split, retrospectively.

As of December 31, 2017, the Company had $6.0 million in cash on hand, compared to $9.4 million as of December 31, 2016. Management has completed its analysis of the Company’s cash needs and determined that it does not have enough cash on hand to meet obligations and fund operations for the next 12 months from the report date included herein. We expect to finance our foreseeable cash requirements through cash on hand, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing. If the Company is unable to obtain funding due to unfavorable terms or market conditions, management has determined that it can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon obtaining funding within the next 12 months to meet its planned obligations and pay its liabilities.

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

Revenue Recognition — We have not generated significant revenues to date. During 2016, the Company entered into a fixed fee service agreement with a preclinical stage biotechnology company in connection with a development project involving our DNAbilize® technology, pursuant to which we agreed to perform certain evaluation services in exchange for $50,000. As of December 31, 2017, the Company has recorded $50,000 in revenue under the agreement. Payments received prior to the Company’s performance of work are recorded as deferred revenue and recognized as revenue once the work is performed.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk — Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2017, approximately $5.7 million of our cash balances was not covered by the FDIC. As of December 31, 2016 we had approximately $9.4 million in cash on-hand, of which approximately $9.1 million was not covered by the FDIC. To date, the Company has not incurred any losses on its cash balances.

Furniture, fixtures and equipment — Furniture, fixtures and equipment are stated at cost and depreciated using the straight line method over the estimated useful lives of the assets. Depreciation expense was $0.3 million and $43,000 for the years ended December 31, 2017 and 2016, respectively.

The estimated useful lives are as follows:

Computers and equipment – 3 years

Furniture and fixtures – 7 years

Scientific equipment –7 years

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

Intangible Assets/Impairment of Long-Lived Assets — As of December 31, 2017, other assets totaled $0.8 million for our technology license, comprised of $2.5 million in value acquiring our technology license and our intellectual property, less accumulated amortization of $1.7 million. This value is being amortized over a 15-year period from November 7, 2007, the date that the technology license became effective. Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable. The Company did not have any impairments for the years ended December 31, 2017 and 2016. Approximately $0.2 million will be amortized per year for each future year for the current value of the technology licenses acquired until approximately 2022. As of December 31, 2016 other assets totaled $0.9 million, comprised of $2.5 million in value acquiring our technology licenses and our intellectual property, less accumulated amortization of $1.6 million.

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

For both the years ended December 31, 2017 and 2016, we had $5.5 million of costs classified as research and development expense.

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

Net Loss Per Share — Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2017 and 2016, no potential common shares shall be included in the computation of any diluted per-share amount when a loss exists, as it would be anti-dilutive. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2017 and 2016. The calculation of diluted earnings per share for 2017 did not include 562,041 shares and 1,277,784 shares issuable pursuant to the exercise of vested common stock options and outstanding warrants, respectively, as of December 31, 2017 as the effect would be anti-dilutive. The calculation of diluted earnings per share for 2016 did not include 544,167 shares and 595,118 shares issuable pursuant to the exercise of vested common stock options and outstanding warrants, respectively, as of December 31, 2016 as the effect would be anti-dilutive.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends as well as on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from the Company’s estimates. These estimates include accrued clinical trial costs, stock-based compensation expense, valuation of warrants and valuation of deferred tax assets.

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

The Company has experienced significant losses since its inception, including net losses of $7.0 million and $6.8 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had an accumulated deficit of $39.2 million and $6.0 million in cash and cash equivalents. The Company has no debt commitments. Substantially all of the Company’s net losses have resulted from costs incurred in connection with its research and development activities and its general and administrative expenses to support operations. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company’s available cash at December 31, 2017 will not be sufficient to fund liquidity and capital expenditure requirements for the next twelve months from the date of issuance of these financial statements. The Company expects to continue to incur net losses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002 and BP1003. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for our current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The new standard provides comprehensive guidance for recognizing revenue as goods or services are delivered to the customer in an amount that is expected to be earned from those same goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-19 is now effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual periods beginning after December 15, 2016, including interim periods within that reporting period and allows for adoption using a full retrospective method, or a modified retrospective method. The Company adopted the standard on January 1, 2018 using the modified retrospective method of adoption and determined that it will not have a material effect on our consolidated financial statements as the Company currently does not have significant contracts with customers.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of the new standard applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. Part II of the new standard replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Management early adopted the new standard during fiscal year 2017 and notes the adoption did not have a significant impact on the Company’s consolidated financial statements.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company made payments to its contract drug manufacturing and raw material suppliers totaling $0.4 million in late 2015 and all of 2016 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase II clinical trial. This amount was carried on the Balance Sheet as of December 31, 2016 at cost as Prepaid Drug Product for Testing. The Company recognized certain expenses and incurred additional installment costs during 2017, with advanced payments totaling $1.1 million, which are carried on the Balance Sheet as of December 31, 2017 as Prepaid Drug Product for Testing (See Note 13).

4.	Other Current Assets

As of December 31, 2017, Other Current Assets included prepaid expenses of $0.4 million, comprised primarily of prepayments made to the Company’s clinical research organization for our clinical trial for prexigebersen in CML of $0.2 million, prepaid insurance of $0.1 million and other prepaid expenses of $0.1 million. As of December 31, 2016, Other Current Assets included prepaid expenses of $0.9 million.

5.	Property and Equipment

The following table summarizes property and equipment as of December 31, 2017 and 2016:

		December 31,
	Estimated Useful Lives	2017	2016
	(in years)	(in thousands)
Leasehold improvements	2 to 3	$432	$393
Computers and office equipment	3	63	77
Furniture and fixtures	7	46	46
Scientific equipment	7	443	192
Total		984	708
Less: Accumulated depreciation		(330)	(94)
Net property and equipment		$654	$614

6.	Accounts Payable

As of December 31, 2017, Current Liabilities included accounts payable of $0.1 million, comprised primarily of amounts owed for legal and professional fees and manufacturing development. As of December 31, 2016, Current Liabilities included accounts payable of $0.1 million.

7.	Accrued Expense

As of December 31, 2017, Current Liabilities included accrued expenses of $0.7 million, comprised primarily of accrued clinical and preclinical expenses of $0.4 million, employee vacation and bonus expenses of $0.1 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2016, Current Liabilities included accrued expense of $1.0 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, laboratory expenses of $0.2 million, clinical and preclinical expenses of $0.2 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million.

8.	Warrant Liability

In connection with the 2016 Registered Direct Offering, the Company issued warrants to purchase up to 294,118 shares of the Company’s common stock at $23.00 per share to certain healthcare focused institutional investors, as well as warrants to purchase up to 25,000 shares of the Company’s common stock at $24.60 per share to H.C. Wainwright & Co., LLC and its designees as compensation for its services as the placement agent. When issued, the 2016 Warrants contained a provision for net cash settlement in the event of certain fundamental transactions involving the Company (defined in the 2016 Warrants to include, among other things, the Company’s approval and consummation of a merger with another entity, the Company’s approval and consummation of the sale of all or substantially all of the Company’s assets or the occurrence of certain other change of control transactions).

Due to this provision and in accordance with ASC 480-10 (Distinguishing Liabilities from Equity), the 2016 Warrants were classified as a liability and recorded at fair value as calculated using the Binomial Lattice Model. The estimated fair value of the Warrant Liability for the 2016 Warrants on the closing date, July 5, 2016, was $4.6 million.

As of December 31, 2017, and December 31, 2016, the fair values of the Warrant Liability were none and $2.9 million, respectively. The net change in fair value of $2.4 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively, are shown as other income on the Company’s Consolidated Statements of Operations. As discussed in Note 1, certain of the 2016 Warrants were extinguished as a result of the Exercise Agreements and resulted in recognition of a loss on extinguishment of warrants of $0.4 million. Additionally, warrants with a fair value of $0.2 million were reclassified to equity as a result of the Warrant Amendments.

9.	Fair Value Measurements

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The Company’s Warranty Liability was extinguished as of June 30, 2017 (See Note 1).

The following table summarizes the Company’s 2016 Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2016:

	Fair Value Measurements at December 31, 2016 (in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,906	$2,906

The following table summarizes changes to the fair value of the Level 3 2016 Warrants for the year ended December 31, 2017:

Fair Value of Warrant Liability
(in thousands)
Balance at December 31, 2016	$2,906
Change in fair value	(2,374)
Extinguished	(357)
Reclassified to equity	(175)
Balance at December 31, 2017	$-

The following table summarizes changes to the fair value of the Level 3 2016 Warrants for the year ended December 31, 2016:

Fair Value of Warrant Liability
(in thousands)
Balance at December 31, 2015	$-
Issuance	4,619
Change in fair value	(1,713)
Balance at December 31, 2016	$2,906

The Company utilized the Binomial Lattice Model for estimating the fair value of the 2016 Warrants using the following assumptions on the reclassification dates of June 13, 2017 and May 21, 2017 and as of December 31, 2016:

	As of June 13, 2017	As of May 21, 2017	As of December 31, 2016
Risk-free interest rate	1.51%	1.78%	1.93%
Expected volatility	88%	89%	98%
Expected term in years	4.6	4.6	5.0
Dividend yield	-%	-%	-%

10.	Stockholders’ Equity

Issuances of Common Stock – In July 2016, the Company issued a total of 588,235 shares of the Company’s common stock and investor warrants to purchase 294,118 shares of the Company’s common stock for aggregate gross proceeds of $10.0 million. The warrants are exercisable for a period of five years from the date of issuance. The exercise price of the investor warrants is $23.00 per share. The Company also issued warrants to purchase 25,000 shares of the Company’s common stock to the placement agent for the transaction. The warrants are exercisable for a period of five years from the date of issuance. The exercise price of the placement agent warrants is $24.60 per share.

On November 3, 2017, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 1,333,333 shares of our common stock and warrants to purchase up to 666,667 shares of our common stock for gross proceeds of approximately $4.0 million under the 2017 Registration Statement. We also issued warrants to purchase up to 16,000 shares of common stock in a private placement to Roth Capital Partners, LLC as compensation for its services as a placement agent in connection with the 2017 Registered Direct Offering. The 2017 Registered Direct Offering closed on November 6, 2017. The net proceeds to the Company from the 2017 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $3.6 million.

Warrant Exercises – On May 21, 2017, the Company entered into the Exercise Agreements with the Exercising Holders of the Original Warrants to purchase up to 250,000 shares of common stock that we issued in January 2014. The Exercising Holders owned, in the aggregate, Original Warrants exercisable for 441,176 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Original Warrants with respect to 430,000 shares of our common stock underlying such Original Warrants for a reduced exercise price equal to $3.80 per share. The Exercising Holders also subsequently exercised their Original Warrants for the remaining 11,176 shares of our common stock underlying such Original Warrants for the Reduced Exercise Price. In connection with the execution of the Exercise Agreements, we issued to each Exercising Holder a New Warrant to purchase shares of our common stock equal to the number of shares of our common stock received by such Exercising Holder upon exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants are substantially similar to the terms of the Original Warrants, except that the New Warrants (i) became exercisable immediately upon issuance for a period of five years from the closing date of the Exercise Agreements; (ii) have an exercise price equal to $6.00 per share and (iii) included revised language substantially similar to the language in the Warrant Amendments described above regarding fundamental transactions and net cash settlement. The net proceeds to the Company from the exercise of the New Warrants by the Exercising Holders, after deducting financial advisory fees and expenses and our offering expenses, were approximately $1.5 million.

Stockholders’ Equity totaled $8.1 million as of December 31, 2017 compared to $8.2 million as of December 31, 2016. There were 11,339,032 shares of common stock issued and outstanding as of December 31, 2017. There were no preferred shares outstanding as of December 31, 2017.

11.	Stock-Based Compensation Plan

The 2017 Plan – On December 21, 2017, the Company’s stockholders approved the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the First Amended 2007 Stock Incentive Plan, as amended (the “2007 Plan”). The 2007 Plan expired by its terms in January 2018, however, no awards were made under the 2007 Plan upon approval of the 2017 Plan. The 2017 Plan provides for the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Restricted Share Units, Stock Appreciation Rights, Performance-Based Awards and other stock-based awards, or any combination of the foregoing to the Company’s employees, non-employee directors and consultants. As of December 31, 2017, the total number of shares reserved and available for grant and issuance pursuant to the 2017 Plan is 1,200,000 shares, subject to the terms of the 2017 Plan. Under the 2017 Plan, the exercise price of awards is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options intended to qualify as qualified Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award under the 2017 Plan shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change of control, as defined in the 2017 Plan.

Stock option awards granted for the years 2017 and 2016 were estimated to have a weighted average fair value per share of $6.00 and $20.90, respectively. The fair value calculation is based on stock options granted during the year using the Black-Scholes option-pricing model on the date of grant. In addition, for all stock options granted, exercise price was determined based on the fair market value as determined by the closing stock price at the date of the grant. For stock options granted during 2017 and 2016 the following weighted average assumptions were used in determining fair value:

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

Option activity under the 2007 Plan for the year ended December 31, 2017, was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
		(per share)	(in years)
Year Ended December 31, 2017
Outstanding at December 31, 2016	707	$13.30	5.2	$2,241
Granted	68	7.50	9.3
Forfeited	(87)	16.50
Expired	(46)	21.30
Outstanding at December 31, 2017	642	$11.60	4.0	$-
Vested and expected to vest December 31, 2017	627	$11.50	3.8	$-
Exercisable at December 31, 2017	562	$10.70	3.3	$-

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount changes based on the fair market value of the Company’s stock.

Option activity under the 2007 Plan for the year ended December 31, 2016, was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
		(per share)	(in years)
Year Ended December 31, 2016
Outstanding at December 31, 2015	575	$10.50	5.3	$1,972
Granted	132	25.40	9.3
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2016	707	$13.30	5.2	$2,241
Vested and expected to vest December 31, 2016	673	$12.70	5.0	$2,239
Exercisable at December 31, 2016	544	$10.10	4.1	$2,236

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

Stock-Based Compensation Expense – Total stock-based compensation expense for the year ended 2017 was $0.8 million which consisted of research and development expense of $0.3 million and general and administrative expense of $0.5 million. As of December 31, 2017, future stock-based compensation expense for all outstanding unvested options was $0.9 million, which is expected to be recognized over a weighted-average vesting period of 2.3 years. Total stock-based compensation expense for the year ended 2016 was $0.8 million which consisted of research and development expense of $0.4 million and general and administrative expense of $0.4 million.

12.	Warrants

A summary of warrants outstanding and exercisable as of December 31, 2017 (in thousands, except as noted):

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Year Issued	Outstanding	Life	Price	Exercisable	Price
		(in years)	(per share)		(per share)
2008	1	0.3	$9.00	1	$9.00
2014	25	1.1	47.40	25	47.40
2016 (Note 10)	128	4.0	23.30	128	23.30
2017 (Note 10)	1,124	4.7	$5.10	1,108	5.10
	1,278	4.5	$7.70	1,262	$7.80

13.	Commitments and Contingencies

Technology License – The Company has negotiated exclusive licenses from MD Anderson to develop drug delivery technology for antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense and an annual license maintenance fee. The annual license maintenance fee attributable to the License Agreement totaling $0.1 million is included in Current Liabilities as of December 31, 2017 and December 31, 2016.

Operating Lease – In April 2014, the Company entered into a five-year lease agreement for administrative office space located in Bellaire, Texas. The term of the lease began on August 1, 2014 and terminates on July 31, 2019. The remaining lease payments due under this lease as of December 31, 2017 are $0.1 million.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019 and will require Bio-Path to pay $2,500 per month over the term of the lease. The remaining lease payments due under this lease as of December 31, 2017 are $40,000.

A summary of future payments under operating leases as of December 31, 2017:

For the Year Ending December 31,
(in thousands)
2018	116
2019	61
Total	$177

Drug Supplier Project Plan – The amounts paid for manufacture of the Company’s Grb2 drug substance and prexigebersen that have not been expensed total $1.1 million and is carried on the balance sheet as of December 31, 2017 as Prepaid Drug Product for Testing (See Note 3). Total commitments for the Company’s drug supplier project plan are $1.6 million as of December 31, 2017, comprised of $1.0 million to the manufacturer of prexigebersen and BP1002, $0.4 million for manufacture of our Grb2 drug substance and $0.2 million for manufacturing development. We expect to incur $1.2 million of these commitments over the next 12 months.

14.	Benefit Plan

The Company initiated a contribution savings plan under Section 401(k) of the Internal Revenue Code in 2016. Under the plan, all eligible employees may contribute up to the statutory allowable amount governed by the Internal Revenue Service for any calendar year. We make matching contributions equal to 100% of the first 3% and 50% of the next 2% of each employee’s base salary up to the allowable amount which is fully vested on the date the matching contributions are made. For the years ended December 31, 2017 and 2016, matching contributions totaled $47,000 and $48,000, respectively.

15.	Income Taxes

At December 31, 2017, the Company had a net operating loss carryforward for federal income tax purposes of $35.8 million which begins to expire in varying amounts in tax year 2026. During the years ended December 31, 2017 and 2016, the Company raised additional equity capital. IRC Section 382 imposes certain limitations on the use of a net operating losses to offset future taxable income when an ownership change has occurred. The Company has yet to determine whether an ownership change occurred in 2017 or 2016. If an ownership change is determined to have occurred, additional limitations on the Company’s net operating losses incurred prior to the ownership change may apply. The Company has a research and development tax credit carryforward of $1.5 million for federal income tax purposes that begins to expire in varying amounts in tax year 2028.

In assessing the ability to realize its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers evidence such as the reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets. As such, a valuation allowance has been recorded to offset the Company’s net deferred tax assets at December 31, 2017. The Company recorded a decrease in the valuation allowance of $1.4 million for the year ended December 31, 2017.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly changes corporate income tax laws in the U.S. including reducing the corporate income tax rate from a maximum of 35% to a flat rate of 21%, effective January 1, 2018. As a result of the reduction in the corporate income tax rate under the 2017 Tax Act, an adjustment has been recorded to the deferred tax asset of $4.9 million.

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2017 and 2016. The changes in the valuation allowance were decreases of $9.5 million and $11.0 million for the years ended December 31, 2017 and 2016, respectively.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets – non-current

Accrued bonuses	$-	$-
Accrued vacation	17	32
Net operating loss (NOL) carryover	7,516	9,166
Technology licenses amortization	36	60
Research & development tax credits	1,542	1,259
Share based expense	387	443
Other	5	9
Fixed asset depreciation	15	-
Total deferred tax asset	9,518	10,969
Less: valuation allowance	(9,518)	(10,965)
Net deferred tax asset	-	4
Deferred tax liability- non-current	-	(4)
Net deferred tax asset	$-	$-

Reconciliation between income taxes at the statutory tax rate (34%) and the actual income tax provision for continuing operations follows:

	December 31,
	2017	2016	2015
	(in thousands)
Loss before income taxes	$(7,023)	$(6,750)	$(5,467)
Tax (benefit) @ statutory tax rate	(2,388)	(2,295)	(1,859)
Effects of:
Exclusion of incentive stock option expense	86	117	89
R&D tax credits	(283)	(252)	(132)
Increase (decrease) in valuation allowance	(1,447)	3,001	1,899
FMV of warrants	(658)	(582)	-
Prior year adjustments	5	6	-
Carryforward adjustment	(252)	5	3
Rate change on net deferred tax asset	4,937	-	-
Provision for income taxes	$-	$-	$-

As of December 31, 2017, the Company had no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded as of the year ended December 31, 2017, and no interest or penalties have been accrued as of December 31, 2017 and 2016.

The Company’s open years for Internal Revenue Service (IRS) examination purposes due to normal statute of limitation are 2014, 2015 and 2016. However, since the Company has operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the Internal Revenue Code of 1986, as amended (the “code”), in order to redetermine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction was claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss was claimed. The Company is not currently under examination by the IRS or any other taxing authorities.

16.	Subsequent Event

On February 8, 2018, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-10, and our common stock began trading on the split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on February 9, 2018 (See Note 1).

