Form 10-Q
period 2018-03-31
BIO-PATH HOLDINGS INC
filed 2018-05-15
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

At May 7, 2018, the Company had 11,340,756 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its wholly-owned subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2017, and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. Please refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2017, and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

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

2

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of March 31,	As of December 31,
	2018	2017

Assets

Current assets
Cash	$4,284	$5,965
Prepaid drug product for testing	1,256	1,117
Other current assets	330	353

Total current assets	5,870	7,435

Fixed assets
Furniture, fixtures & equipment	1,001	984
Less accumulated depreciation	(396)	(330)
	605	654

Other assets
Technology licenses	2,500	2,500
Less accumulated amortization	(1,771)	(1,731)
	729	769

Total Assets	$7,204	$8,858

Liabilities & Shareholders’ Equity

Current liabilities
Accounts payable	$136	$52
Accrued expenses	793	739

Total current liabilities	929	791

Total Liabilities	929	791

Shareholders’ equity
Preferred stock, $.001 par value;10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 11,341 and 11,339 shares issued and outstanding, respectively	11	11
Additional paid in capital	47,337	47,213
Accumulated deficit	(41,073)	(39,157)

Total shareholders’ equity	6,275	8,067

Total Liabilities & Shareholders’ Equity	$7,204	$8,858

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating expenses

Research and development	$932	$1,026
General and administrative	987	970

Total operating expenses	1,919	1,996

Net operating loss	$(1,919)	$(1,996)

Other income
Change in fair value of warrant liability	-	1,596
Interest income	3	3

Total other income	3	1,599

Net loss	$(1,916)	$(397)

Net loss per share, basic and diluted	$(0.17)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	11,341	9,565

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flow from operating activities

Net loss	$(1,916)	$(397)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	40	40
Depreciation	66	33
Stock-based compensation	124	249
Change in fair value of warrant liability	-	(1,596)
(Increase) decrease in assets
Prepaid drug product for testing	(139)	(1)
Other current assets	23	40
Increase (decrease) in liabilities
Accounts payable and accrued expenses	138	(208)

Net cash used in operating activities	(1,664)	(1,840)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(17)	(424)

Net cash used in investing activities	(17)	(424)

Net decrease in cash	(1,681)	(2,264)

Cash, beginning of period	5,965	9,375

Cash, end of period	$4,284	$7,111

Supplemental disclosure of non-cash activities

Non-cash financing activities
Capital expenditures included in accrued expenses	$-	$114

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements
for the Period Ended March 31, 2018

Unless the context requires otherwise, references in these Notes to the Unaudited Condensed Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2017. The results of operations for the period ended March 31, 2018, are not necessarily indicative of the results for a full-year period.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have two antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), targets the protein Grb2 and is in the efficacy portion of a Phase 2 clinical trial for acute myeloid leukemia (AML), and the safety segment of a Phase 2 clinical trial for blast phase and accelerated phase chronic myelogenous leukemia (CML) is open for enrollment. Prexigebersen is also in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

Our second drug candidate, Liposomal Bcl2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. We are currently preparing an Investigational New Drug (IND) application for BP1002 in addition to completing additional IND enabling studies. We intend to initiate a Phase 1 clinical trial of BP1002 in refractory or relapsed lymphoma patients once we receive approval from the FDA.

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

In June 2015, the Company established an “at the market” (“ATM”) program through which it may offer and sell up to $25.0 million of its common stock from time to time, at Bio-Path’s discretion, through an investment banking firm, acting as sales agent. Sales of Bio-Path common stock under the ATM program will be made directly on or through The Nasdaq Capital Market, among other methods. The ATM program may be terminated by either the investment banking firm or the Company upon ten days’ notice. We are subject to certain restrictions on our ability to offer and sell shares of our common stock under the ATM program. To date, the Company has not offered or sold any shares of its common stock under the ATM program.

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

On May 21, 2017, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of the 2016 Warrants and warrants to purchase shares of common stock that we issued in January 2014 (the “2014 Warrants,” and together with the 2016 Warrants, the “Original Warrants”). The Exercising Holders owned, in the aggregate, Original Warrants exercisable for 441,176 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Original Warrants with respect to 430,000 shares of our common stock underlying such Original Warrants for a reduced exercise price equal to $3.80 per share (the “Reduced Exercise Price”). The Exercising Holders also subsequently exercised their Original Warrants for the remaining 11,176 shares of our common stock underlying such Original Warrants for the Reduced Exercise Price. In connection with the execution of the Exercise Agreements, we issued to each Exercising Holder a new warrant (each, a “New Warrant”) to purchase shares of our common stock equal to the number of shares of our common stock received by such Exercising Holder upon exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants are substantially similar to the terms of the Original Warrants, except that the New Warrants (i) became exercisable immediately upon issuance for a period of five years from the closing date of the Exercise Agreements; (ii) have an exercise price equal to $6.00 per share and (iii) included revised language substantially similar to the language in the Warrant Amendments described below regarding fundamental transactions and net cash settlement. As noted below, this modified language results in the New Warrants qualifying for equity treatment on the Company’s Consolidated Balance Sheet. The net proceeds to the Company from the exercise of the New Warrants by the Exercising Holders, after deducting financial advisory fees and expenses and our offering expenses, were approximately $1.5 million.

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

On November 3, 2017, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 1,333,333 shares of our common stock and warrants to purchase up to 666,667 shares of our common stock for gross proceeds of approximately $4.0 million under an effective shelf registration statement on Form S-3 (the “2017 Registered Direct Offering”). We also issued warrants to purchase up to 16,000 shares of common stock in a private placement to Roth Capital Partners, LLC as compensation for its services as a placement agent in connection with the 2017 Registered Direct Offering. The 2017 Registered Direct Offering closed on November 6, 2017. The net proceeds to the Company from the 2017 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $3.6 million.

On February 8, 2018, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-10, and our common stock began trading on the split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on February 9, 2018. All common stock share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to give effect to the 1-for-10 reverse stock split.

As of March 31, 2018, the Company had $4.3 million in cash on hand, compared to $6.0 million as of December 31, 2017. Management has completed its analysis of the Company’s cash needs and determined that it does not have enough cash on hand to meet obligations and fund operations for the next 12 months from the report date included herein. We expect to finance our foreseeable cash requirements through cash on hand, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing. If the Company is unable to obtain funding due to unfavorable terms or market conditions, management has determined that it can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon obtaining funding within the next 12 months to meet its planned obligations and pay its liabilities.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. The new standard requires an entity to apply modification accounting provisions if the value, vesting conditions or classification of the award changes. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard on January 1, 2018 on a prospective basis and determined that it will not have a material effect on our consolidated financial statements

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company made payments to its contract drug manufacturing and raw material suppliers in late 2016 and through 2017 totaling $1.1 million pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in Phase 2 clinical trials and Bcl-2 in preparation for a Phase 1 clinical trial. This amount was carried on the Balance Sheet as of December 31, 2017 at cost as Prepaid Drug Product for Testing. The Company incurred additional installment costs of $0.1 million during the first quarter of 2018 resulting in advanced payments totaling $1.3 million, which are carried on the Balance Sheet as of March 31, 2018 as Prepaid Drug Product for Testing (See Note 9).

4.	Other Current Assets

As of March 31, 2018, Other Current Assets included prepaid expenses of $0.3 million, comprised primarily of prepayments made to the Company’s clinical research organization for our clinical trial for prexigebersen in CML of $0.3 million. As of December 31, 2017, Other Current Assets included prepaid expenses of $0.4 million.

5.	Accounts Payable

As of March 31, 2018, Current Liabilities included accounts payable of $0.1 million, comprised primarily of amounts owed for audit and legal fees. As of December 31, 2017, Current Liabilities included accounts payable of $0.1 million.

6.	Accrued Expenses

As of March 31, 2018, Current Liabilities included accrued expenses of $0.8 million, comprised primarily of accrued clinical and preclinical expenses of $0.4 million, employee vacation and bonus expenses of $0.2 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2017, Current Liabilities included accrued expense of $0.7 million, comprised primarily of accrued clinical and preclinical expenses of $0.4 million, employee vacation and bonus expenses of $0.1 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million.

7.	Stockholders’ Equity

Stockholders’ Equity totaled $6.3 million as of March 31, 2018 compared to $8.1 million as of December 31, 2017. There were 11,340,756 shares of common stock issued and outstanding as of March 31, 2018. There were no preferred shares outstanding as of March 31, 2018.

8.	Stock-Based Compensation

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

Stock-based compensation expense was $0.1 million and $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for both the three months ended March 31, 2018 and March 31, 2017 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended March 31, 2018 and March 31, 2017 was $20,000 and $0.1 million, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2018 and 2017:

	2018	2017
Risk-free interest rate	2.59%	2.09%
Expected volatility	95%	100%
Expected term in years	6.1	6.1
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plan for the three months ended March 31, 2018:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2017	642	$11.60
Granted	3	2.08
Cancelled	(4)	11.88
Outstanding at March 31, 2018	641	11.58
Exercisable at March 31, 2018	573	$10.82

As of March 31, 2018, the aggregate intrinsic value of outstanding stock options was none. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount changes based on the fair market value of the Company’s stock.

As of March 31, 2018, unamortized stock-based compensation expense for all outstanding options was $0.8 million, which is expected to be recognized over a weighted average vesting period of 2.1 years.

9.	Commitments and Contingencies

Technology License – The Company has negotiated exclusive licenses from MD Anderson to clinically develop liposomal antisense drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense and an annual license maintenance fee. The annual license maintenance fee attributable to the License Agreement totaling $0.1 million was included in Current Liabilities as of March 31, 2018 and December 31, 2017.

Operating Lease – In April 2014, the Company entered into a five-year lease agreement for office space, which it occupied as of August 2014. The remaining lease payments due under this lease as of March 31, 2018 are $0.1 million.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019 and will require Bio-Path to pay $2,500 per month over the term of the lease. The remaining lease payments due under this lease as of March 31, 2018 are $33,000.

Drug Supplier Project Plan – The amounts paid for manufacture of the Company’s Grb2 drug substance and prexigebersen that have not been expensed total $1.3 million and are carried on the balance sheet as of March 31, 2018 as Prepaid Drug Product for Testing (See Note 3). Total commitments for the Company’s drug supplier project plan are $1.5 million as of March 31, 2018, comprised of $0.9 million to the manufacturer of prexigebersen and BP1002, $0.4 million for manufacture of our drug substance and $0.2 million for manufacturing development. We expect to incur $0.7 million of these commitments over the next 12 months.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2017. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2017, and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have three antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), is in the efficacy portion of a Phase 2 clinical trial for acute myeloid leukemia (AML) in combination with low-dose cytarabine (LDAC). On April 3, 2018, we announced that interim data from the efficacy portion of the Phase 2 clinical trial for AML demonstrated that the combination therapy continues to be well-tolerated and has shown early anti-leukemic activity in nearly 50% of evaluable AML patients, including four patients with complete remission and four with stable disease to date in this study. In addition, a Phase 2a clinical trial of prexigebersen, which is the safety segment of a Phase 2 clinical trial, for blast phase and accelerated phase chronic myelogenous leukemia is open for enrollment. Prexigebersen is also in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

Our second drug candidate, Liposomal Bcl2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. We are currently preparing an Investigational New Drug (IND) application for BP1002 in addition to completing additional IND enabling studies. We intend to initiate a Phase 1 clinical trial of BP1002 in refractory or relapsed lymphoma patients once we receive approval from the U.S. Food and Drug Administration (FDA).

Our third drug candidate, Liposomal Stat3 (“BP1003”), targets the Stat3 protein and is currently in preclinical development in a pancreatic patient-derived tumor model. Previous preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. We intend to initiate IND enabling studies of BP1003 in 2018.

Our DNAbilize® technology is available for out-licensing. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new liposomal antisense drug candidates. A new product identification template was recently approved that defines a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. A significant amount of capital is expected to be allocated to in-license promising protein targets that can be developed as new liposomal antisense drug candidates. As we expand, we will look at indications where a systemic delivery is needed and antisense can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On July 19, 2017, we announced that the USPTO issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases.

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

On April 3, 2018, we announced that interim data from our Phase 2 study of prexigebersen in combination with LDAC (“BP1001-201”) for the treatment of AML demonstrated that the combination therapy continues to be well-tolerated and has shown early anti-leukemic activity in nearly 50% of evaluable AML patients, including four patients with complete remission and four with stable disease to date in this study. The open-label Phase 2 study is evaluating the efficacy and safety of prexigebersen in conjunction with LDAC. The primary objective of the study is to determine whether the combination of prexigebersen and LDAC provides greater efficacy than what would be expected with LDAC alone in this de novo patient population. The study had a pre-determined decision point at 19 evaluable patients in which the study would be terminated if less than five patients responded and the study would be expanded to 54 patients if five or more patients responded.

The interim analysis was performed on 17 evaluable patients instead of 19, since criteria to move to the next steps in the study had been met. Of the 17 evaluable patients, there were four patients who achieved complete responses, one patient who achieved a morphologic leukemia free state, two patients who had significantly reduced bone marrow blasts and four patients with stable disease. In total, 47% of the evaluable patients showed some form of response, including stable disease, to the combination treatment. The average age of patients in the study was 73.5 years old.

Based on the recommendations of the principal investigators of the study, we are amending the protocol to change the dosing schedule to that used in the Phase 1b study in relapsed and refractory AML patients in which a higher dose of prexigebersen was administered prior to LDAC treatment starting at day 10 versus LDAC treatment starting on day four as was the case in the BP1001-201 study to date. In addition, the investigators endorse the inclusion of a decitabine cohort based on relatively new and positive data with this compound.

As of March 31, 2018, we had an accumulated deficit of $41.1 million. Our net loss was $1.9 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

On February 8, 2018, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-10, and our common stock began trading on the split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on February 9, 2018. All common stock share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to give effect to the 1-for-10 reverse stock split.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Condensed Consolidated Financial Statements for a discussion of the impact of a new accounting standards update on the Company’s condensed consolidated financial statements.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Research and Development Expense. Our research and development expense for the three months ended March 31, 2018 was $0.9 million, a decrease of $0.1 million compared to the three months ended March 31, 2017. The decrease in research and development expense was primarily due to decreased stock-based compensation expense. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development expense	$912	$905
Non-cash stock-based compensation expense	20	121
Total research and development expense	$932	$1,026

General and Administrative Expense. Our general and administrative expense for both the three months ended March 31, 2018 and March 31, 2017 was $1.0 million. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2018	2017
General and administrative expense	$883	$842
Non-cash stock-based compensation expense	104	128
Total general and administrative expense	$987	$970

Net Operating Loss. Our net loss from operations was $1.9 million for the three months ended March 31, 2018, a decrease of $0.1 million compared to the three months ended March 31, 2017.

Change in Fair Value of Warrant Liability. The Company did not have a warrant liability in 2018. The change in fair value of the warrant liability for the three months ended March 31, 2017 resulted in non-cash income of $1.6 million.

Net Loss. Our net loss for the three months ended March 31, 2018 was $1.9 million, an increase of $1.5 million compared to the three months ended March 31, 2017.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.17 per share for the three months ended March 31, 2018, compared to $0.04 per share for the three months ended March 31, 2017. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Liquidity and Capital Resources

Overview

We have not generated significant revenues to date. Since our inception, we have funded our operations primarily through public and private offerings of our capital stock and other securities. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

We had a cash balance of $4.3 million at March 31, 2018, a decrease of $1.7 million compared to December 31, 2017. We do not believe that our available cash at March 31, 2018 will be sufficient to fund our liquidity and capital expenditure requirements for the next 12 months. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above within the next 12 months to meet its planned obligations and pay its liabilities.

Cash Flows

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2018 was $1.7 million. Net cash used in operating activities consisted primarily of the net loss for the period of $1.9 million and an increase in current assets of $0.1 million. Our net cash used in operating activities is partially offset by an increase in current liabilities of $0.1 million, non-cash stock-based compensation expense of $0.1 million and amortization and depreciation expenses of $0.1 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2018 consisted of capital expenditures totaling $17,000 which were related to research and development equipment purchases.

2017 Shelf Registration Statement

On December 20, 2016, we filed a shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on January 9, 2017 (File No. 333-215205) (the “2017 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on January 13, 2014 (File No. 333-192102) (the “2014 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2017 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $125.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, including offers and sales of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) described below and (ii) up to 544,178 shares of our common stock pursuant to the exercise of warrants that were issued in a registered direct offering in 2014 and a registered direct offering in 2016. Because our public float is less than $75 million, our ability to offer and sell any securities under the 2017 Shelf Registration Statement is currently limited pursuant to Instruction I.B.6 to Form S-3. For so long as the Company’s public float is less than $75 million, the aggregate market value of securities sold by the Company under the 2017 Shelf Registration Statement pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of the Company’s public float. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

“At the Market” Offering

On June 24, 2015, we entered into the Sales Agreement with Cantor Fitzgerald, as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the 2017 Shelf Registration Statement and a related prospectus filed with the SEC on January 10, 2017, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. The Sales Agreement may be terminated by either Cantor Fitzgerald or the Company upon ten days’ notice. We are subject to certain restrictions on our ability to offer and sell shares of our common stock under the Sales Agreement. To date, we have not offered or sold any shares of common stock under the Sales Agreement.

Warrant Exercises

On May 21, 2017, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of warrants to purchase shares of common stock that we issued in June 2016 (the “2016 Warrants”) and warrants to purchase shares of common stock that we issued in January 2014 (the “2014 Warrants,” and together with the 2016 Warrants, the “Original Warrants”). The Exercising Holders owned, in the aggregate, Original Warrants exercisable for 441,176 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Original Warrants with respect to 430,000 shares of our common stock underlying such Original Warrants for a reduced exercise price equal to $3.80 per share (the “Reduced Exercise Price”). The Exercising Holders also subsequently exercised their Original Warrants for the remaining 11,176 shares of our common stock underlying such Original Warrants for the Reduced Exercise Price. In connection with the execution of the Exercise Agreements, we issued to each Exercising Holder a new warrant (each, a “New Warrant”) to purchase shares of our common stock equal to the number of shares of our common stock received by such Exercising Holder upon exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants are substantially similar to the terms of the Original Warrants, except that the New Warrants (i) became exercisable immediately upon issuance for a period of five years from the closing date of the Exercise Agreements; (ii) have an exercise price equal to $6.00 per share and (iii) included revised language providing that the holders’ right to require the Company to purchase the outstanding New Warrants upon the occurrence of certain fundamental transactions will not apply if the fundamental transaction is a result of a transaction that has not been approved by the Board and that in the event the Company does not have an effective registration statement registering the issuance of the underlying shares of our common stock to the holders, there is no circumstance that would require the Company to net cash settle the outstanding New Warrants. The net proceeds to the Company from the exercise of the New Warrants by the Exercising Holders, after deducting financial advisory fees and expenses and our offering expenses, were approximately $1.5 million.

2017 Registered Direct Offering

On November 3, 2017, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 1,333,333 shares of our common stock and warrants to purchase up to 666,667 shares of our common stock for gross proceeds of approximately $4.0 million under the 2017 Shelf Registration Statement (the “2017 Registered Direct Offering”). We also issued warrants to purchase up to 16,000 shares of common stock in a private placement to Roth Capital Partners, LLC as compensation for its services as a placement agent in connection with the 2017 Registered Direct Offering. The 2017 Registered Direct Offering closed on November 6, 2017. The net proceeds to the Company from the 2017 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $3.6 million.

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen, BP1002 and BP1003. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2017. For more information, see Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. Our significant accounting policies are discussed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of the year ended December 31, 2017.

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

Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2017.

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2018	BIO-PATH HOLDINGS, INC.

	By:	/s/ Peter H. Nielsen
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

