Form 10-Q
period 2018-06-30
BIO-PATH HOLDINGS INC
filed 2018-08-14
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At August 1, 2018, the Company had 11,340,756 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its wholly-owned subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2017 and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. Please refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2017 and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

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

2

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of June 30,	As of December 31,
	2018	2017

Assets

Current assets
Cash	$2,578	$5,965
Prepaid drug product for testing	1,332	1,117
Other current assets	604	353

Total current assets	4,514	7,435

Fixed assets
Furniture, fixtures & equipment	1,001	984
Less accumulated depreciation	(462)	(330)
	539	654

Other assets
Technology licenses	2,500	2,500
Less accumulated amortization	(1,811)	(1,731)
	689	769

Total Assets	$5,742	$8,858

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$137	$52
Accrued expenses	868	739

Total current liabilities	1,005	791

Total Liabilities	1,005	791

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 11,341 and 11,339 shares issued and outstanding, respectively	11	11
Additional paid in capital	47,476	47,213
Accumulated deficit	(42,750)	(39,157)

Total shareholders' equity	4,737	8,067

Total Liabilities & Shareholders' Equity	$5,742	$8,858

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating expenses

Research and development	$827	$1,480	$1,759	$2,506
General and administrative	852	845	1,839	1,815

Total operating expenses	1,679	2,325	3,598	4,321

Net operating loss	$(1,679)	$(2,325)	$(3,598)	$(4,321)

Other income (loss)
Change in fair value of warrant liability	-	778	-	2,374
Loss on extinguishment of warrant liability	-	(440)	-	(440)
Interest income	2	2	5	5

Total other income	2	340	5	1,939

Net loss	$(1,677)	$(1,985)	$(3,593)	$(2,382)

Deemed dividend related to warrant conversion	-	(1,038)	-	(1,038)

Net loss attributable to common stockholders	$(1,677)	$(3,023)	$(3,593)	$(3,420)

Net loss per share, basic and diluted	$(0.15)	$(0.31)	$(0.32)	$(0.35)

Basic and diluted weighted average number of common shares outstanding	11,341	9,859	11,341	9,712

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flow from operating activities

Net loss	$(3,593)	$(2,382)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	80	80
Depreciation	132	108
Stock-based compensation	263	507
Change in fair value of warrant liability	-	(2,374)
Loss on extinguishment of warrant liability	-	440
(Increase) decrease in assets
Prepaid drug product for testing	(215)	(216)
Other current assets	(251)	(109)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	214	(257)

Net cash used in operating activities	(3,370)	(4,203)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(17)	(538)

Net cash used in investing activities	(17)	(538)

Cash flow from financing activities

Net proceeds from exercise of warrants	-	1,548

Net cash provided by financing activities	-	1,548
`
Net decrease in cash	(3,387)	(3,193)

Cash, beginning of period	5,965	9,375

Cash, end of period	$2,578	$6,182

Supplemental disclosure of non-cash activities

Non-cash financing activities
Warrants transferred to equity upon modification	$-	$797
Conversion of warrant liability to equity	$-	$175
Offering expenses included in accrued expenses	$-	$30

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements
for the Period Ended June 30, 2018

Unless the context requires otherwise, references in these Notes to the Unaudited Condensed Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2017. The results of operations for the period ended June 30, 2018, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery of antisense drug substances for target specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes in vivo, incorporated inside of a neutral charge lipid bilayer. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of targeted proteins in blood diseases and solid tumors. DNAbilize® is a registered trademark of the Company.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have three antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), is in the efficacy portion of a Phase 2 clinical trial for acute myeloid leukemia (AML) in combination with low-dose cytarabine (LDAC). On April 3, 2018, we announced that interim data from the efficacy portion of the Phase 2 clinical trial for AML demonstrated that the combination therapy continues to be well-tolerated and has shown early anti-leukemic activity in nearly 50% of evaluable AML patients, including four patients with complete remission and four with stable disease to date in this study. In addition, a Phase 2a clinical trial of prexigebersen, which is the safety segment of a Phase 2 clinical trial, for blast phase and accelerated phase chronic myelogenous leukemia (CML) is open for enrollment. Prexigebersen is also in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. We are currently preparing an Investigational New Drug (IND) application for BP1002 in addition to completing additional IND enabling studies. We intend to initiate a Phase 1 clinical trial of BP1002 in refractory or relapsed lymphoma patients once we receive approval from the U.S. Food and Drug Administration (FDA).

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

As of June 30, 2018, the Company had $2.6 million in cash on hand, compared to $6.0 million as of December 31, 2017. Management has completed its analysis of the Company’s cash needs and determined that it does not have enough cash on hand to meet obligations and fund operations for the next 12 months from the report date included herein. We expect to finance our foreseeable cash requirements through cash on hand, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing. If the Company is unable to obtain funding due to unfavorable terms or market conditions, management has determined that it can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon obtaining funding within the next 12 months to meet its planned obligations and pay its liabilities.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The new standard provides comprehensive guidance for recognizing revenue as goods or services are delivered to the customer in an amount that is expected to be earned from those same goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-19 is now effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual periods beginning after December 15, 2016, including interim periods within that reporting period and allows for adoption using a full retrospective method, or a modified retrospective method. The Company adopted the standard on January 1, 2018 using the modified retrospective method of adoption and determined that it did not have a material effect on our consolidated financial statements as the Company currently does not have significant contracts with customers.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. The new standard requires an entity to apply modification accounting provisions if the value, vesting conditions or classification of the award changes. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard on January 1, 2018 on a prospective basis and determined that it did not have a material effect on our consolidated financial statements

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. Equity-classified share-based payments issued to nonemployees will be measured on the grant date instead of being remeasured through the performance completion date as required under the current guidance. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted this standard effective June 30, 2018 and notes the adoption did not have a significant impact on the Company’s consolidated financial statements.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company made payments to its contract drug manufacturing and raw material suppliers in late 2016 and through 2017 totaling $1.1 million pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in Phase 2 clinical trials and Bcl-2 in preparation for a Phase 1 clinical trial. This amount was carried on the Balance Sheet as of December 31, 2017 at cost as Prepaid Drug Product for Testing. The Company incurred additional installment costs of $0.2 million during the first six months of 2018 resulting in advanced payments totaling $1.3 million, which are carried on the Balance Sheet as of June 30, 2018 as Prepaid Drug Product for Testing (See Note 9).

4.	Other Current Assets

As of June 30, 2018, Other Current Assets included prepaid expenses of $0.6 million, comprised primarily of prepayments made to the Company’s clinical research organization for our clinical trial for prexigebersen in CML of $0.4 million and prepaid insurance of $0.2 million. As of December 31, 2017, Other Current Assets included prepaid expenses of $0.4 million.

5.	Accounts Payable

As of June 30, 2018, Current Liabilities included accounts payable of $0.1 million, comprised primarily of amounts owed for legal fees and external research expenses. As of December 31, 2017, Current Liabilities included accounts payable of $0.1 million.

6.	Accrued Expenses

As of June 30, 2018, Current Liabilities included accrued expenses of $0.9 million, comprised primarily of accrued clinical and preclinical expenses of $0.5 million, employee vacation and bonus expenses of $0.2 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2017, Current Liabilities included accrued expense of $0.7 million, comprised primarily of accrued clinical and preclinical expenses of $0.4 million, employee vacation and bonus expenses of $0.1 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million.

7.	Stockholders’ Equity

Stockholders’ Equity totaled $4.7 million as of June 30, 2018 compared to $8.1 million as of December 31, 2017. There were 11,340,756 shares of common stock issued and outstanding as of June 30, 2018. There were no preferred shares outstanding as of June 30, 2018.

8.	Stock-Based Compensation

The 2017 Plan – On December 21, 2017, the Company’s stockholders approved the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the First Amended 2007 Stock Incentive Plan, as amended (the “2007 Plan”). The 2007 Plan expired by its terms in January 2018, and no awards were made under the 2007 Plan from the approval of the 2017 Plan on December 21, 2017 until the expiration of the 2007 Plan. The 2017 Plan provides for the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Restricted Share Units, Stock Appreciation Rights, Performance-Based Awards and other stock-based awards, or any combination of the foregoing to the Company’s employees, non-employee directors and consultants. As of December 31, 2017, the total number of shares reserved and available for grant and issuance pursuant to the 2017 Plan was 1,200,000 shares, subject to the terms of the 2017 Plan. Under the 2017 Plan, the exercise price of awards is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options intended to qualify as qualified Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award under the 2017 Plan shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change of control, as defined in the 2017 Plan.

Stock-based compensation expense was $0.1 million and $0.3 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for both the three months ended June 30, 2018 and June 30, 2017 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended June 30, 2018 and June 30, 2017 was $17,000 and $0.1 million, respectively.

Stock-based compensation expense was $0.3 million and $0.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the six months ended June 30, 2018 and June 30, 2017 was $0.2 million and $0.3 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the six months ended June 30, 2018 and June 30, 2017 was $37,000 and $0.2 million, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2018 and 2017:

	2018	2017
Risk-free interest rate	2.69%	2.06%
Expected volatility	90%	99%
Expected term in years	6.1	6.1
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plan for the six months ended June 30, 2018:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2017	642	$11.60
Granted	390	1.73
Cancelled	(4)	11.88
Expired	(39)	10.61
Outstanding at June 30, 2018	989	7.76
Exercisable at June 30, 2018	546	$10.98

As of June 30, 2018, the aggregate intrinsic value of outstanding stock options was none. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount changes based on the fair market value of the Company’s stock.

As of June 30, 2018, unamortized stock-based compensation expense for all outstanding options was $1.0 million, which is expected to be recognized over a weighted average vesting period of 2.3 years.

9.	Commitments and Contingencies

Technology License – The Company has negotiated exclusive licenses from MD Anderson to clinically develop liposomal antisense and siRNA drug products. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense and an annual license maintenance fee. The annual license maintenance fee attributable to the License Agreement totaling $0.1 million was included in Current Liabilities as of June 30, 2018 and December 31, 2017.

Operating Lease – In April 2014, the Company entered into a five-year lease agreement for office space, which it occupied as of August 2014. The remaining lease payments due under this lease as of June 30, 2018 are $0.1 million.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019 and will require Bio-Path to pay $2,500 per month over the term of the lease. The remaining lease payments due under this lease as of June 30, 2018 are $25,000.

Drug Supplier Project Plan – The amounts paid for manufacture of the Company’s Grb2 drug substance, prexigebersen, Bcl-2 drug substance and BP1002 drug product that have not been expensed total $1.3 million and are carried on the balance sheet as of June 30, 2018 as Prepaid Drug Product for Testing (See Note 3). Total commitments for the Company’s drug supplier project plan are $1.4 million as of June 30, 2018, comprised of $0.9 million to the manufacturer of prexigebersen and BP1002, $0.4 million for manufacture of our drug substance and $0.1 million for manufacturing development. We expect to incur $0.8 million of these commitments over the next 12 months.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2017. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2017 and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

Overview

We are a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a neutral charged lipid bilayer. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of proteins in blood diseases and solid tumors. DNAbilize® is a registered trademark of the Company.

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

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. We are currently preparing an Investigational New Drug (IND) application for BP1002 in addition to completing additional IND enabling studies. We intend to initiate a Phase 1 clinical trial of BP1002 in refractory or relapsed lymphoma patients once we receive approval from the U.S. Food and Drug Administration (FDA).

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

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen and BP1002. We also currently maintain an exclusive license agreement (the “License Agreement”) with The University of Texas, MD Anderson Cancer Center (“MD Anderson”), under which we license from MD Anderson certain technology relating to the original delivery technology platform. We are developing RNAi antisense nanoparticle drug candidates based on our own patented technology to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the manufacture of neutral charged DNA-liposome complexes.

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

As of June 30, 2018, we had an accumulated deficit of $42.8 million. Our net loss was $1.7 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively. Our net loss was $3.6 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Research and Development Expense. Our research and development expense for the three months ended June 30, 2018 was $0.8 million, a decrease of $0.7 million compared to the three months ended June 30, 2017. The decrease in research and development expense was primarily due to decreased clinical, manufacturing and salaries and benefits expenses. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Research and development expense	$810	$1,351
Non-cash stock-based compensation expense	17	129
Total research and development expense	$827	$1,480

General and Administrative Expense. Our general and administrative expense for the three months ended June 30, 2018 was $0.9 million, compared to $0.8 million for the three months ended June 30, 2017. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	June 30,
	2018	2017
General and administrative expense	$730	$716
Non-cash stock-based compensation expense	122	129
Total general and administrative expense	$852	$845

Net Operating Loss. Our net loss from operations was $1.7 million for the three months ended June 30, 2018, a decrease of $0.3 million compared to the three months ended June 30, 2017.

Change in Fair Value of Warrant Liability. The Company did not have a warrant liability for the three months ended June 30, 2018. The change in fair value of the warrant liability for the three months ended June 30, 2017 resulted in non-cash income of $0.8 million.

Loss on Extinguishment of Warrant Liability. The Company did not have a warrant liability for the three months ended June 30, 2018. The loss on extinguishment of the warranty liability for the three months ended June 30, 2017 resulted in a non-cash loss of $0.4 million.

Net Loss. Our net loss for the three months ended June 30, 2018 was $1.7 million, a decrease of $0.3 million compared to the three months ended June 30, 2017.

Deemed Dividend Related to Warrant Conversion. The Company did not have a deemed divided related to warrant conversion for the three months ended June 30, 2018. The deemed dividend related to warrant conversion was $1.0 million for the three months ended June 30, 2017.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders for the three months ended June 30, 2018 was $1.7 million, a decrease of $1.3 million compared to the three months ended June 30, 2017.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.15 per share for the three months ended June 30, 2018, compared to $0.31 per share for the three months ended June 30, 2017. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Research and Development Expense. Our research and development expense for the six months ended June 30, 2018 was $1.8 million, a decrease of $0.7 million compared to the six months ended June 30, 2017. The decrease in research and development expense was primarily due to decreased salaries and benefits expense. The following table sets forth our research and development expenses (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Research and development expense	$1722	$2,256
Non-cash stock-based compensation expense	37	250
Total research and development expense	$1,759	$2,506

General and Administrative Expense. Our general and administrative expense for both the six months ended June 30, 2018 and June 30, 2017 was $1.8 million. The following table sets forth our general and administrative expenses (in thousands):

	Six Months Ended
	June 30,
	2018	2017
General and administrative expense	$1,613	$1,558
Non-cash stock-based compensation expense	226	257
Total general and administrative expense	$1,839	$1,815

Net Operating Loss. Our net loss from operations was $3.6 million for the six months ended June 30, 2018, a decrease of $0.7 million compared to the six months ended June 30, 2017.

Change in Fair Value of Warrant Liability. The Company did not have a warrant liability for the six months ended June 30, 2018. The change in fair value of the warrant liability for the six months ended June 30, 2017 resulted in non-cash income of $2.4 million.

Loss on Extinguishment of Warrant Liability. The Company did not have a warrant liability for the six months ended June 30, 2018. The loss on extinguishment of the warranty liability for the six months ended June 30, 2017 resulted in a non-cash loss of $0.4 million.

Net Loss. Our net loss for the six months ended June 30, 2018 was $3.6 million, an increase of $1.2 million compared to the six months ended June 30, 2017.

Deemed Dividend Related to Warrant Conversion. The Company did not have a deemed divided related to warrant conversion for the six months ended June 30, 2018. The deemed dividend related to warrant conversion was $1.0 million for the six months ended June 30, 2017.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders for the six months ended June 30, 2018 was $3.6 million, an increase of $0.2 million compared to the six months ended June 30, 2017.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.32 per share for the six months ended June 30, 2018 compared to $0.35 per share for the six months ended June 30, 2017. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $2.6 million as of June 30, 2018, a decrease of $3.4 million compared to December 31, 2017. We do not believe that our available cash at June 30, 2018 will be sufficient to fund our liquidity and capital expenditure requirements for the next 12 months. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above within the next 12 months to meet its planned obligations and pay its liabilities.

Cash Flows

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2018 was $3.4 million. Net cash used in operating activities consisted primarily of the net loss for the period of $3.6 million and an increase in prepaid expenses and other current assets of $0.5 million. Our net cash used in operating activities is partially offset by stock-based compensation expense of $0.3 million, an increase in current liabilities of $0.2 million and amortization and depreciation expenses of $0.2 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2018 consisted of capital expenditures totaling $17,000, which were related to research and development equipment purchases.

2017 Shelf Registration Statement

On December 20, 2016, we filed a shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on January 9, 2017 (File No. 333-215205) (the “2017 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on January 13, 2014 (File No. 333-192102) (the “2014 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2017 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $125.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, including offers and sales of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) described below and (ii) up to 544,178 shares of our common stock pursuant to the exercise of warrants that were issued in a registered direct offering in 2014 and a registered direct offering in 2016. Because our public float is less than $75 million, our ability to offer and sell any securities under the 2017 Shelf Registration Statement is currently limited pursuant to Instruction I.B.6 to Form S-3. For so long as the Company's public float is less than $75 million, the aggregate market value of securities sold by the Company under the 2017 Shelf Registration Statement pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of the Company’s public float. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

“At the Market” Offering

On June 24, 2015, we entered into the Sales Agreement with Cantor Fitzgerald, as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the 2017 Shelf Registration Statement and a related prospectus filed with the SEC on January 10, 2017, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. The Sales Agreement may be terminated by either Cantor Fitzgerald or the Company upon ten days’ notice. We are subject to certain restrictions on our ability to offer and sell shares of our common stock under the Sales Agreement. To date, we have not offered or sold any shares of common stock under the Sales Agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any material off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the company’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Dated: August 14, 2018	BIO-PATH HOLDINGS, INC.

	By:	/s/ Peter H. Nielsen
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

