Form 10-Q
period 2018-09-30
BIO-PATH HOLDINGS INC
filed 2018-11-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At November 1, 2018, the Company had 13,602,294 outstanding shares of common stock, par value $0.001 per share.

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

2

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	As of September 30,	As of December 31,
	2018	2017

Assets

Current assets
Cash	$2,286	$5,965
Prepaid drug product for testing	257	1,117
Other current assets	281	353
Total current assets	2,824	7,435

Fixed assets
Furniture, fixtures & equipment	1,001	984
Less accumulated depreciation	(528)	(330)
	473	654

Other assets
Technology licenses	2,500	2,500
Less accumulated amortization	(1,852)	(1,731)
	648	769

Total Assets	$3,945	$8,858

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$451	$52
Accrued expenses	506	739
Total current liabilities	957	791

Total Liabilities	957	791

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 13,310 and 11,339 shares issued and outstanding, respectively	13	11
Additional paid in capital	48,806	47,213
Accumulated deficit	(45,831)	(39,157)
Total shareholders' equity	2,988	8,067

Total Liabilities & Shareholders' Equity	$3,945	$8,858

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating expenses

Research and development	$2,342	$1,583	$4,101	$4,089
General and administrative	740	893	2,579	2,708
Total operating expenses	3,082	2,476	6,680	6,797

Net operating loss	$(3,082)	$(2,476)	$(6,680)	$(6,797)

Other income (loss)
Change in fair value of warrant liability	-	-	-	2,374
Loss on extinguishment of warrant liability	-	-	-	(440)
Interest income	1	2	6	7

Total other income	1	2	6	1,941

Net loss	$(3,081)	$(2,474)	$(6,674)	$(4,856)

Deemed dividend related to warrant conversion	-	-	-	(1,038)

Net loss attributable to common stockholders	$(3,081)	$(2,474)	$(6,674)	$(5,894)

Net loss per share, basic and diluted	$(0.27)	$(0.25)	$(0.59)	$(0.60)

Basic and diluted weighted average number of common shares outstanding	11,469	10,006	11,384	9,810

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flow from operating activities

Net loss	$(6,674)	$(4,856)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	121	120
Depreciation	198	185
Stock-based compensation	416	675
Change in fair value of warrant liability	-	(2,374)
Loss on extinguishment of warrant liability	-	440
(Increase) decrease in assets
Prepaid drug product for testing	860	(277)
Other current assets	72	391
Increase (decrease) in liabilities
Accounts payable and accrued expenses	166	(36)

Net cash used in operating activities	(4,841)	(5,732)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(17)	(538)

Net cash used in investing activities	(17)	(538)

Cash flow from financing activities

Net proceeds from sale of common stock	1,179	-
Net proceeds from exercise of warrants	-	1,518

Net cash provided by financing activities	1,179	1,518

Net decrease in cash	(3,679)	(4,752)

Cash, beginning of period	5,965	9,375

Cash, end of period	$2,286	$4,623

Supplemental disclosure of non-cash activities

Non-cash financing activities
Warrants transferred to equity upon modification	$-	$797
Conversion of warrant liability to equity	$-	$175

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

for the Period Ended September 30, 2018

Unless the context requires otherwise, references in these Notes to the Unaudited Condensed Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2017. The results of operations for the period ended September 30, 2018, are not necessarily indicative of the results for a full-year period.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have three antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), is in the efficacy portion of a Phase 2 clinical trial for acute myeloid leukemia (AML) in combination with low-dose cytarabine (LDAC). On April 3, 2018, we announced that interim data from the efficacy portion of the Phase 2 clinical trial for AML demonstrated that the combination therapy continues to be well-tolerated and has shown to date in this study early anti-leukemic activity in nearly 50% of evaluable AML patients, including four patients with complete responses and four with stable disease. On August 27, 2018, we announced that the Company commenced Stage 2 of the efficacy portion of the Phase 2 clinical trial for AML with a dosing schedule that administers a greater amount of prexigebersen prior to treatment with LDAC and includes a cohort of patients who will be treated with a combination of prexigebersen and decitabine. In addition, a Phase 1b clinical trial of prexigebersen, which is the safety segment of a Phase 2 clinical trial, for blast phase and accelerated phase chronic myelogenous leukemia (CML) is open for enrollment. Prexigebersen is also in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

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

Our third drug candidate, Liposomal Stat3 (“BP1003”), targets the Stat3 protein and is currently in preclinical development in a pancreatic patient-derived tumor model. Previous preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. We intend to initiate IND enabling studies of BP1003 in 2019.

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

In June 2016, the Company entered into a securities purchase agreement with certain healthcare focused institutional investors pursuant to which the Company agreed to sell an aggregate of 588,235 shares of the Company’s common stock and warrants (the “2016 Registered Warrants”) to purchase up to 294,118 shares of the Company’s common stock for gross proceeds of approximately $10.0 million (the “2016 Registered Direct Offering”). The 2016 Registered Direct Offering closed on July 5, 2016. The Company also issued warrants (the “2016 Placement Warrants,” and together with the 2016 Registered Warrants, the “2016 Warrants”) to purchase up to 25,000 shares of the Company’s common stock in a private placement to H.C. Wainwright & Co., LLC and its designees as compensation for its services as a placement agent in connection with the 2016 Registered Director Offering. The net proceeds to the Company from the 2016 Registered Direct Offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds from the exercise of the warrants issued in the offering, were approximately $9.3 million. These proceeds were partially offset by additional financing costs incurred of $0.3 million.

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

On November 3, 2017, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 1,333,333 shares of our common stock and warrants to purchase up to 666,667 shares of our common stock for gross proceeds of approximately $4.0 million under our effective shelf registration statement on Form S-3 (File No. 333-2152051) (the “2017 Registered Direct Offering”). We also issued warrants to purchase up to 16,000 shares of common stock in a private placement to Roth Capital Partners, LLC as compensation for its services as a placement agent in connection with the 2017 Registered Direct Offering. The 2017 Registered Direct Offering closed on November 6, 2017. The net proceeds to the Company from the 2017 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $3.6 million.

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

On September 20, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 1,969,077 shares of our common stock and pre-funded warrants to purchase up to 292,461 shares of our common stock for gross proceeds of approximately $1.5 million under our effective shelf registration statement on Form S-3 (File No. 333-215205), which became effective on January 9, 2017 (the “2018 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 2,261,538 shares of our common stock (the “2018 Private Placement”). Additionally, we issued warrants to purchase up to 135,692 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the 2018 Registered Direct Offering and the 2018 Private Placement. The 2018 Registered Direct Offering and the 2018 Private Placement closed on September 25, 2018. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.2 million.

As of September 30, 2018, the Company had $2.3 million in cash on hand, compared to $6.0 million as of December 31, 2017. Management has completed its analysis of the Company’s cash needs and determined that it does not have enough cash on hand to meet obligations and fund operations for the next 12 months from the report date included herein. We expect to finance our foreseeable cash requirements through cash on hand, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing. If the Company is unable to obtain funding due to unfavorable terms or market conditions, management has determined that it can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon obtaining funding within the next 12 months to meet its planned obligations and pay its liabilities.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Management has evaluated the adoption of the new standard and determined that it will not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in shareholders' equity will be included in its Form 10-Q for the first quarter of fiscal year 2019.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company made payments to its contract drug manufacturing and raw material suppliers in late 2016 and through 2017 totaling $1.1 million pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in Phase 2 clinical trials and Bcl-2 in preparation for a Phase 1 clinical trial. This amount was carried on the Balance Sheet as of December 31, 2017 at cost as Prepaid Drug Product for Testing. The Company recognized certain expenses and incurred additional installment costs during 2018 with advanced payments totaling $0.3 million, which are carried on the Balance Sheet as of September 30, 2018 as Prepaid Drug Product for Testing (See Note 9).

4.	Other Current Assets

As of September 30, 2018, Other Current Assets included prepaid expenses of $0.3 million, comprised primarily of prepaid insurance of $0.2 million and prepayments made to the Company’s clinical research organizations for our clinical trials for prexigebersen in AML and CML of $0.1 million. As of December 31, 2017, Other Current Assets included prepaid expenses of $0.4 million.

5.	Accounts Payable

As of September 30, 2018, Current Liabilities included accounts payable of $0.5 million, comprised primarily of amounts owed for clinical trial costs, legal fees and external research expenses. As of December 31, 2017, Current Liabilities included accounts payable of $0.1 million.

6.	Accrued Expenses

As of September 30, 2018, Current Liabilities included accrued expenses of $0.5 million, comprised primarily of employee vacation and bonus expenses of $0.3 million, an annual license maintenance fee of $0.1 million and accrued preclinical expenses of $0.1 million. As of December 31, 2017, Current Liabilities included accrued expense of $0.7 million, comprised primarily of accrued clinical and preclinical expenses of $0.4 million, employee vacation and bonus expenses of $0.1 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million.

7.	Stockholders’ Equity

Stockholders’ Equity totaled $3.0 million as of September 30, 2018 compared to $8.1 million as of December 31, 2017. There were 13,309,833 shares of common stock issued and outstanding as of September 30, 2018. There were no preferred shares outstanding as of September 30, 2018.

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

Stock-based compensation expense was $0.2 million for both the three months ended September 30, 2018 and September 30, 2017. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for both the three months ended September 30, 2018 and September 30, 2017 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended September 30, 2018 and September 30, 2017 was $22,000 and $49,000, respectively.

Stock-based compensation expense was $0.4 million and $0.7 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for both the nine months ended September 30, 2018 and September 30, 2017 was $0.4 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the nine months ended September 30, 2018 and September 30, 2017 was $0.1 million and $0.3 million, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2018 and 2017:

	2018	2017
Risk-free interest rate	2.70%	2.06%
Expected volatility	90%	99%
Expected term in years	6.1	6.1
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plan for the nine months ended September 30, 2018:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2017	642	$11.60
Granted	398	1.73
Cancelled	(4)	11.88
Expired	(39)	10.61
Outstanding at September 30, 2018	997	7.71
Exercisable at September 30, 2018	554	$11.09

As of September 30, 2018, the aggregate intrinsic value of outstanding stock options was none. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. This amount changes based on the fair market value of the Company’s stock.

As of September 30, 2018, unamortized stock-based compensation expense for all outstanding options was $0.9 million, which is expected to be recognized over a weighted average vesting period of 2.1 years.

9.	Commitments and Contingencies

Technology License – The Company has negotiated exclusive licenses from MD Anderson to clinically develop liposomal antisense and siRNA drug products. The siRNA license was subsequently dropped. These licenses require, among other things, the Company to reimburse MD Anderson for ongoing patent expense and an annual license maintenance fee. The annual license maintenance fee attributable to the License Agreement totaling $0.1 million was included in Current Liabilities as of September 30, 2018 and December 31, 2017.

Operating Lease – In April 2014, the Company entered into a five-year lease agreement for office space, which it occupied as of August 2014. The remaining lease payments due under this lease as of September 30, 2018 are $0.1 million.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019 and will require Bio-Path to pay $2,500 per month over the term of the lease. The remaining lease payments due under this lease as of September 30, 2018 are $17,500.

Drug Supplier Project Plan – The amounts paid for manufacture of the Company’s Grb2 drug substance, prexigebersen, Bcl-2 drug substance and BP1002 drug product that have not been expensed total $0.3 million and are carried on the balance sheet as of September 30, 2018 as Prepaid Drug Product for Testing (See Note 3). Total commitments for the Company’s drug supplier project plan are $1.7 million as of September 30, 2018, comprised of $1.0 million to the manufacturer of prexigebersen and BP1002, $0.6 million for manufacture of our drug substance and $0.1 million for manufacturing development. We expect to incur $1.0 million of these commitments over the next 12 months.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have three antisense drug candidates in development to treat a total of five different disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), is in the efficacy portion of a Phase 2 clinical trial for acute myeloid leukemia (AML) in combination with low-dose cytarabine (LDAC). On April 3, 2018, we announced that interim data from Stage 1 of the efficacy portion of the Phase 2 clinical trial for AML demonstrated that the combination therapy continues to be well-tolerated and has shown early anti-leukemic activity in nearly 50% of evaluable AML patients, including four patients with complete remission and four with stable disease to date in this study. On August 27, 2018, we announced that the Company commenced Stage 2 of the efficacy portion of the Phase 2 clinical trial for AML with a dosing schedule that administers a greater amount of prexigebersen prior to treatment with LDAC and includes a cohort of patients who will be treated with a combination of prexigebersen and decitabine. In addition, a Phase 1b clinical trial of prexigebersen, which is the safety segment of a Phase 2 clinical trial, for blast phase and accelerated phase chronic myelogenous leukemia is open for enrollment. Prexigebersen is also in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

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

Our third drug candidate, Liposomal Stat3 (“BP1003”), targets the Stat3 protein and is currently in preclinical development in a pancreatic patient-derived tumor model. Previous preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. We intend to initiate IND enabling studies of BP1003 in 2019.

Our DNAbilize® technology is available for out-licensing. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new liposomal antisense drug candidates. A new product identification template was recently approved by Bio-Path that defines a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. As we expand, we will look at indications where a systemic delivery is needed and antisense can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On July 19, 2017, we announced that the United States Patent and Trademark Office (“USPTO”) issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases.

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen and BP1002. We also currently maintain an exclusive license agreement (the “License Agreement”) with The University of Texas, MD Anderson Cancer Center (“MD Anderson”), under which we licensed from MD Anderson certain technology relating to the original delivery technology platform. We are developing RNAi antisense nanoparticle drug candidates based on our own patented technology to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the design and manufacture of neutral charged DNA-liposome complexes.

On April 3, 2018, we announced that interim data from Stage 1 of our Phase 2 study of prexigebersen in combination with LDAC (“BP1001-201”) for the treatment of AML demonstrated that the combination therapy continues to be well-tolerated and has shown to date in this study early anti-leukemic activity in nearly 50% of evaluable AML patients, including four patients with complete remission and four with stable disease. The open-label Phase 2 study is evaluating the efficacy and safety of prexigebersen in conjunction with LDAC. The primary objective of the study is to determine whether the combination of prexigebersen and LDAC provides greater efficacy than what would be expected with LDAC alone in this de novo patient population. The study had a pre-determined decision point at 19 evaluable patients in which the study would be terminated if less than five patients responded and the study would be expanded to 54 patients if five or more patients responded.

The interim analysis from Stage 1 was performed on 17 evaluable patients instead of 19, since criteria to move to the next steps in the study had been met. Of the 17 evaluable patients, there were four patients who achieved complete responses and four patients with stable disease including one patient who achieved a morphologic leukemia free state and two patients who had significantly reduced bone marrow blasts. In total, 47% of the evaluable patients showed some form of response, including stable disease, to the combination treatment. The average age of patients in the study was 73.5 years old.

On August 27, 2018, we announced that the Company commenced Stage 2 of the efficacy portion of the Phase 2 clinical trial for AML. Based on the recommendations of the principal investigators of the study, we amended the protocol to change the dosing schedule in Stage 2 to that used in the Phase 1b study in relapsed and refractory AML patients as announced in April 2018. In the Phase 1b study, a greater amount of prexigebersen was administered prior to LDAC treatment starting at day 10 versus LDAC treatment starting on day four as was the case in Stage 1 of the current Phase 2 study. In addition, the investigators endorsed the inclusion of a decitabine cohort based on relatively new and positive data with this compound. Finally, the Company is in the process of adding three new sites in Europe to enhance patient enrollment. We currently plan to perform an interim analysis of each cohort once approximately 19 evaluable patients are reached in the cohort.

On September 20, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 1,969,077 shares of our common stock and pre-funded warrants to purchase up to 292,461 shares of our common stock for gross proceeds of approximately $1.5 million under our shelf registration statement on Form S-3 (File No. 333-215205), which became effective on January 9, 2017 (the “2018 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 2,261,538 shares of our common stock (the “2018 Private Placement”). Additionally, we issued warrants to purchase up to 135,692 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the 2018 Registered Direct Offering and the 2018 Private Placement. The 2018 Registered Direct Offering and the 2018 Private Placement closed on September 25, 2018. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.2 million.

As of September 30, 2018, we had an accumulated deficit of $45.8 million. Our net loss was $3.1 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively. Our net loss was $6.7 million and $4.9 million for the nine months ended September 30, 2018 and 2017, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Financial Operations Overview

Revenue

We have not generated significant revenues to date. Our ability to generate revenues from our drug candidates will depend heavily on the successful development and eventual commercialization of our drug candidates.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Research and Development Expense. Our research and development expense for the three months ended September 30, 2018 was $2.3 million, an increase of $0.8 million compared to the three months ended September 30, 2017. The increase in research and development expense was primarily due to costs associated with the release of drug material for our Phase 2 clinical trials for prexigebersen in AML and CML. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Research and development expense	$2,320	$1,534
Non-cash stock-based compensation expense	22	49
Total research and development expense	$2,342	$1,583

General and Administrative Expense. Our general and administrative expense for the three months ended September 30, 2018 was $0.7 million, a decrease of $0.2 million compared to the three months ended September 30, 2017. The decrease in general and administrative expense was primarily due to decreased legal and audit fees. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	September 30,
	2018	2017
General and administrative expense	$609	$774
Non-cash stock-based compensation expense	131	119
Total general and administrative expense	$740	$893

Net Operating Loss. Our net loss from operations was $3.1 million for the three months ended September 30, 2018, an increase of $0.6 million compared to the three months ended September 30, 2017.

Net Loss. Our net loss for the three months ended September 30, 2018 was $3.1 million, an increase of $0.6 million compared to the three months ended September 30, 2017.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.27 per share for the three months ended September 30, 2018, compared to $0.25 per share for the three months ended September 30, 2017. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Research and Development Expense. Our research and development expense for both the nine months ended September 30, 2018 and September 30, 2017 was $4.1 million. The following table sets forth our research and development expenses (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Research and development expense	$4,042	$3,790
Non-cash stock-based compensation expense	59	299
Total research and development expense	$4,101	$4,089

General and Administrative Expense. Our general and administrative expense for the nine months ended September 30, 2018 was $2.6 million, a decrease of $0.1 million compared to the nine months ended September 30, 2017. The decrease in general and administrative expense was primarily due to decreased audit fees. The following table sets forth our general and administrative expenses (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
General and administrative expense	$2,222	$2,332
Non-cash stock-based compensation expense	357	376
Total general and administrative expense	$2,579	$2,708

Net Operating Loss. Our net loss from operations was $6.7 million for the nine months ended September 30, 2018, a decrease of $0.1 million compared to the nine months ended September 30, 2017.

Change in Fair Value of Warrant Liability. The Company did not have a warrant liability for the nine months ended September 30, 2018. The change in fair value of the warranty liability for the nine months ended September 30, 2017 resulted in non-cash income of $2.4 million.

Loss on Extinguishment of Warrant Liability. The Company did not have a warrant liability for the nine months ended September 30, 2018. The loss on extinguishment of the warranty liability for the nine months ended September 30, 2017 resulted in a non-cash loss of $0.4 million.

Net Loss. Our net loss for the nine months ended September 30, 2018 was $6.7 million, an increase of $1.8 million compared to the nine months ended September 30, 2017.

Deemed Dividend Related to Warrant Conversion. The Company did not have a deemed dividend related to warrant conversion for the nine months ended September 30, 2018. The deemed dividend related to warrant conversion was $1.0 million for the nine months ended September 30, 2017.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders for the nine months ended September 30, 2018 was $6.7 million, an increase of $0.8 million compared to the nine months ended September 30, 2017.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.59 per share for the nine months ended September 30, 2018, compared to $0.60 per share for the nine months ended September 30, 2017. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $2.3 million as of September 30, 2018, compared to a cash balance of $6.0 million as of December 31, 2017. We do not believe that our available cash at September 30, 2018 will be sufficient to fund our liquidity and capital expenditure requirements for the next 12 months. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above within the next 12 months to meet its planned obligations and pay its liabilities.

Cash Flows

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2018 was $4.8 million. Net cash used in operating activities consisted primarily of the net loss for the period of $6.7 million, which was partially offset by a decrease in prepaid expenses and other current assets of $0.9 million, stock-based compensation expense of $0.4 million, amortization and depreciation expenses of $0.3 million and an increase in current liabilities of $0.2 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2018 consisted of capital expenditures totaling $17,000, which were related to research and development equipment purchases.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of $1.2 million from the 2018 Registered Direct Offering and 2018 Private Placement, both as described below.

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

2018 Registered Direct Offering and 2018 Private Placement

On September 20, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 1,969,077 shares of our common stock and pre-funded warrants to purchase up to 292,461 shares of our common stock for gross proceeds of approximately $1.5 million under the 2017 Shelf Registration Statement. In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 2,261,538 shares of our common stock. Additionally, we issued warrants to purchase up to 135,692 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the 2018 Registered Direct Offering and the 2018 Private Placement. The 2018 Registered Direct Offering and the 2018 Private Placement closed on September 25, 2018. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.2 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any material off-balance sheet arrangements.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

 None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
4.1	Form of Pre-Funded Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018).
4.2	Form of Series A Warrant issued to certain investors (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 21, 2018).
4.3*	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees.
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2018	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
4.1	Form of Pre-Funded Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018).
4.2	Form of Series A Warrant issued to certain investors (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 21, 2018).
4.3*	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees.
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

