Form 10-K
period 2018-12-31
BIO-PATH HOLDINGS INC
filed 2019-03-19
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-36333

BIO-PATH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0652870
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

4710 Bellaire Boulevard, Suite 210, Bellaire, Texas	77401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 742-1357

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 15, 2019, there were 2,507,239 shares of the registrant’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,884,741 as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on The Nasdaq Capital Market on such date, after adjustment for the 1-for-20 reverse stock split that occurred effective as of 5:00 p.m. Eastern Time on January 17, 2019. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. As a result, our actual results may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. You should carefully read “Item 1A. Risk Factors” of this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from those expressed or forecasted in this Annual Report on Form 10-K. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Forward-looking statements include, but are not limited to, statements about:

•	our lack of significant revenue to date, our history of recurring operating losses and our expectation of future operating losses;
•	our need for substantial additional capital and our need to delay, reduce or eliminate our drug development and commercialization efforts if we are unable to raise additional capital;
•	the highly-competitive nature of the pharmaceutical and biotechnology industry and our ability to compete effectively;
•	the success of our plans to use collaboration arrangements to leverage our capabilities;
•	our ability to retain and attract key personnel;
•	the risk of misconduct of our employees, agents, consultants and commercial partners;
•	disruptions to our operations due to expansions of our operations;
•	the costs we would incur if we acquire or license technologies, resources or drug candidates;
•	risks associated with product liability claims;
•	our reliance on information technology systems and the liability or interruption associated with cyber-attacks or other breaches of our systems;
•	our ability to use net operating loss carryforwards;
•	provisions in our charter documents and state law that may prevent a change in control;
•	work slowdown or stoppage at government agencies could negatively impact our business;
•	our need to complete extensive clinical trials and the risk that we may not be able to demonstrate the safety and efficacy of our drug candidates;
•	risks that that our clinical trials may be delayed or terminated;
•	our ability to obtain domestic and foreign regulatory approval for our drug candidates;
•	changes in existing laws and regulations affecting the healthcare industry;
•	our reliance on third parties to conduct clinical trials for our drug candidates;
•	our ability to maintain orphan drug exclusivity for our drug candidates;
•	our reliance on third parties for manufacturing our clinical drug supplies;
•	risks associated with the manufacture of our drug candidates;
•	our ability to establish sales and marketing capabilities relating to our drug candidates;
•	market acceptance of our drug candidates;
•	third-party payor reimbursement practices;
•	our ability to adequately protect the intellectual property of our drug candidates;
•	infringement on the intellectual property rights of third parties;
•	costs and time relating to litigation regarding intellectual property rights;
•	our ability to adequately prevent disclosure by our employees or others of trade secrets and other proprietary information;
•	our need to raise additional capital;
•	the volatility of the trading price of our common stock;
•	our common stock being thinly traded;
•	our ability to issue shares of common or preferred stock without approval from our stockholders;
•	our ability to pay cash dividends;
•	costs and expenses associated with being a public company;
•	a material weakness identified in our internal controls over financial reporting; and
•	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have three antisense drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), is in the efficacy portion of a Phase 2 clinical trial for acute myeloid leukemia (“AML”) in combination with low-dose cytarabine (“LDAC”) and in combination with decitabine. On March 6, 2019, we announced intended amendments to this Phase 2 clinical trial to, among other things, add prexigebersen in combination with decitabine for myelodysplastic syndrome (“MDS”) and close prexigebersen in combination with LDAC. In addition, preclinical efficacy studies are underway for triple combination prexigebersen, decitabine and Venclexta in AML. Prexigebersen is also being studied in the safety portion of a Phase 2a clinical trial for chronic myeloid leukemia (“CML”) in combination with dasatinib. Prexigebersen was shown to enhance chemotherapy efficacy in preclinical solid tumor models, and we intend to file an Investigational New Drug (“IND”) application for prexigebersen in solid tumors in 2019.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. We are currently preparing an IND application for BP1002 in addition to completing additional IND enabling studies. We intend to initiate a Phase 1 clinical trial of BP1002 in refractory/relapsed lymphoma and chronic lymphocytic leukemia (“CLL”) patients once we receive approval from the U.S. Food and Drug Administration (“FDA”).

Our third drug candidate, Liposomal Stat3 (“BP1003”), targets the Stat3 protein and is currently in preclinical development in a pancreatic patient derived tumor model. Preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. We intend to initiate IND enabling studies of BP1003 in 2019.

Our DNAbilize® technology-based products are available for out-licensing or partnering. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new nanoparticle antisense RNAi drug candidates. We have a new product identification template in place to define a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. As we expand, we will look at indications where a systemic delivery is needed and antisense RNAi nanoparticles can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On July 19, 2017, we announced that the United States Patent and Trademark Office (“USPTO”) issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases.

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen, BP1002 and BP1003. We are developing RNAi antisense nanoparticle drug candidates based on our own patented technology to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced patient adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the design and manufacture of antisense RNAi nanoparticle drug products.

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

Research did, in fact, confirm that cationic liposomes are capable of transferring DNA inside of cells at a higher efficiency than with no delivery liposomes; however, it was found that cationic lipids have major drawbacks in therapeutics. These include absorption of serum proteins while the complexes are circulating in the blood. Absorption of charged serum proteins leads to lipid reorganization, aggregation or disassociation, resulting in poor efficiency of transfer of DNA into cells and non-specific toxicity to cell membranes. DNAbilize® overcomes this challenge as well by encapsulating the DNA in a neutral lipid-based liposome, which is a lipid membrane without surface charge. The lipid particles can circulate through the blood without interacting with charged serum proteins, reaching target cells to transfer intact DNA without toxic effects.

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

Prexigebersen is in a Phase 2 clinical trial for AML in combination with frontline therapy LDAC in elderly and induction therapy ineligible patients or patients who have decided to forego intensive induction therapy because of their age or fragile health. The multi-site trial is being conducted at leading cancer centers, among them are Weill Medical College of Cornell University, Baylor Scott &White Health, The University of Kansas, New Jersey Hematology Oncology Associates, West Virginia University/Mary Babb Randolph Cancer Center and MD Anderson Cancer Center (“MD Anderson”).

 On April 3, 2018, we released the interim data from Stage 1 of the Phase 2 clinical trial for AML in combination with LDAC. The prexigebersen and LDAC combination therapy was well-tolerated and showed early anti-leukemic activity in nearly 50% of evaluable AML patients, including four patients with complete remission (“CR”) and four with stable disease. On August 27, 2018, we announced that we commenced Stage 2 of the Phase 2 clinical trial for AML and added a cohort of patients to be treated with a combination of prexigebersen and decitabine, another AML frontline therapy. On March 6, 2019, we announced updates to the interim analysis from Stage 1 of the Phase 2 clinical trial. We announced that the efficacy profile improved to where 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved CR, including one complete remission with incomplete hematologic recovery (“CRi”) and one morphologic leukemia free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. The efficacy data from the 17 evaluable patients was very favorable compared to the reported CR, CRp (complete remission with incomplete platelet recovery) and CRi rates of 7 to 13% with LDAC treatment alone. Importantly, through investigation by the principal investigators, it was observed that 68% of patients were secondary AML patients, a difficult class to treat. On March 6, 2019, we also announced intended amendments to this Phase 2 clinical trial to, among other things, add prexigebersen in combination with decitabine for MDS and close prexigebersen in combination with LDAC.

In addition to the Phase 2 trial for AML, a Phase 1b/2a clinical trial, which is the safety portion of the Phase 2 clinical trial, of prexigebersen for the treatment of CML in accelerated and blast phase patients is open for enrollment. The trial is being conducted at MD Anderson as a potential salvage therapy for accelerated and blast phase CML patients. Two cohorts of three evaluable patients each will be enrolled to evaluate two doses (60 mg/ m2 and 90 mg/ m2) of prexigebersen in combination with the front-line treatment dasatinib.

Our second drug candidate, BP1002, targets the protein Bcl-2. Bcl-2 is an anti-apoptotic member of the Bcl-2 family of proteins that regulate cell death. Amplified expression of Bcl-2 protein is associated with numerous lymphomas. The chromosomal translocation t(14;18) is the defining genetic hallmark of follicular lymphoma. The t(14;18) moves the Bcl-2 gene from chromosome 18 into the heavy chain immunoglobin locus on chromosome 14, resulting in uncontrolled high level expression of Bcl-2 protein. Overexpression of Bcl-2 results in deregulated cell survival in affected cells. We are currently preparing an IND application for BP1002 in addition to completing additional IND enabling studies. We intend to initiate a Phase 1 clinical trial of BP1002 in patients with refractory/relapsed lymphoma and CLL once we receive approval from the FDA. The clinical trial would evaluate the safety of BP1002 in several dose escalating cohorts to determine a maximum tolerated dose and a recommended Phase 2 dose.

Our third drug candidate, BP1003, targets the Stat3 protein and is currently in preclinical development in a pancreatic patient-derived tumor model. Preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. We intend to initiate IND enabling studies of BP1003 in 2019.

Strategy

Our strategy is to develop our lead candidates, prexigebersen, BP1002 and BP1003, for multiple indications where the pathways involving Grb2, Bcl-2 and Stat3, respectively, are utilized to promote cancer growth, survival, angiogenesis and tumor surveillance evasion. Using DNAbilize® technology, we plan to develop therapeutics to a wide range of diseases and disorders independently and in partnership with others. The key elements of our strategy include:

(1)	Develop prexigebersen for treatment of AML, MDS and CML in combination with frontline therapies. The Phase 1 clinical trial demonstrated an excellent safety profile of prexigebersen in patients with relapsed/refractory AML, CML or MDS. Moving forward with AML, the area of highest need, we announced in November 2016, the commencement of the Phase 2 trial of prexigebersen in combination with LDAC in AML patients. Eligible patients include de novo elderly ineligible for induction therapy or patients who have decided to forego intensive induction therapy because of their age or fragile health. We released the initial interim data analysis of Stage 1 of the Phase 2 AML study in April 2018, and the updated data in March 2019. In August 2018, we announced the addition of a prexigebersen and decitabine combination cohort to the Phase 2 AML study. On March 6, 2019, we announced a revised clinical program intended for prexigebersen in AML. Part of this revised program includes the intended inclusion of high risk MDS patients in the prexigebersen and decitabine combination cohort and the closure of the prexigebersen and LDAC combination cohort in the ongoing Phase 2 AML study. In addition, preclinical efficacy studies are underway for triple combination prexigebersen, decitabine and Venclexta in AML. On December 29, 2017, we announced the initiation of the safety portion of the Phase 2a clinical trial for blast and accelerated phase CML patients with prexigebersen in combination with dasatinib.

(2)	Develop prexigebersen for treatment of solid tumors. Preclinical studies, in collaboration with leaders in the field of ovarian and breast cancer at MD Anderson, have been conducted to assess the efficacy of prexigebersen in solid tumors. Research show that prexigebersen enhances the efficacy of frontline therapy in ovarian cancer models. The filing of an IND for a Phase 1 prexigebersen trial in solid tumors, such as ovarian and endometrial cancer, is expected in 2019.

(3)	Develop BP1002 for lymphoma and CLL. We have completed initial IND enabling studies and filed these in a briefing package with the FDA. The FDA requested additional studies be prepared for submission of an IND to start a Phase 1 trial in refractory/relapsed lymphoma that will include multiple types of lymphoma, such as diffuse large B-cell lymphoma (“DLBCL”), follicular lymphoma (“FL”), mantle cell lymphoma (“MCL”), CLL, small lymphocytic lymphoma (“SLL”), peripheral T-cell lymphoma (“PTCL”), cutaneous T-cell lymphoma (“CTCL”), marginal zone lymphoma, Hodgkin lymphoma, and Waldenströms macroglobulinemia. It is expected that this will be a multi-site, open-label, dose-escalating trial involving between 15-30 patients. The filing of the IND to open the Phase 1 trial is expected in 2019.

(4)	Develop BP1003 for pancreatic cancer and solid tumors. Our third drug candidate, BP1003, targets the Stat3 protein and is currently in preclinical development for solid tumors, including pancreatic cancer. Previous preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. Bio-Path intends to initiate IND enabling studies of BP1003 in 2019.

(5)	Expand DNAbilize® to evaluate targets beyond cancer. We plan to apply the DNAbilize® delivery technology template to new protein targets that meet scientific, preclinical and commercial criteria and file new patents on these targets. We expect that these efforts will include collaboration with scientific key opinion leaders in the field of study and include developing drug candidates for diseases other than cancer. On July 19, 2017, we announced that the USPTO issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases.

(6)	Establish DNAbilize® as the antisense drug delivery method of choice by forming partnerships with pharmaceutical and academic clinical research labs. We plan to utilize our business and scientific expertise to identify potential partners and initiate a wide-ranging, proactive licensing program that will include co-development of specific liposomal antisense drug candidates, licensing the delivery template for outside development of one or more liposomal antisense drug candidates or an out-license of a partially developed drug for final development and marketing.

Overview of Drug Candidates and Delivery Technology

The historical perspective of cancer treatments has been the use of drugs that affect the entire body. Advances in the past decade have shifted to treating the tumor tissue itself. One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease-causing proteins while having little or no effect on other healthy tissue. We believe that nucleic acid drug products, specifically antisense, are a promising field of targeted therapy. Development of antisense, however, has been limited by the lack of a suitable method to deliver antisense drugs to the diseased cells with high uptake into the cell without causing toxicity. Our currently licensed DNAbilize® neutral-lipid based liposome technology is designed to overcome these limitations. Studies conducted at MD Anderson have shown a 10-fold to 30-fold increase in tumor cell uptake with this technology compared to other delivery methods. In addition, to date, no adverse effects attributed to the study drug have been observed in our clinical trials for leukemia.

Antisense DNA therapeutics of the past have not adequately addressed the issues of toxicity and poor distribution and uptake. Without a lipid carrier, the majority of antisense DNA delivered intravenously is deposited in the liver and does not reach therapeutic levels in other organs in the body. Hence, antisense therapeutics have predominantly focused on diseases of the liver for which delivery of drugs is easy. Below is a table of antisense therapeutics we are aware of that are currently in clinical trials.

Table 1. Antisense or Anti-MiR drugs FDA Approved or in Clinical Trials*

Nucleic Acid Modification	Drug	Targeted Gene	Clinical Status	Indications
Backbone Modifications
Phosphorothioate	Vitravene	Cytomegalovirus	Approved	CMV retinitis
P-ethoxy	Prexigebersen	Grb2	Phase 2	Leukemia

Sugar Modifications
Morpholino	Eteplirsen	Dystrophin exon 51	Approved	Duchenne Myotonic dystrophy
Morpholino	AVI-7100	Influenza virus	Phase 1	Influenza
2’- methoxy-O-ethyl	Mipomersen	Apolipoprotein B	Approved	Familial hypercholesterolemia
	Nusinersen	SMN1	Approved	Spinal muscular atrophy

Lipid System	Natural Components	Potential toxicity

SNALP	Cholesterol, Phosphatidylcholine	Cationic lipid, PEG
Lipidoid	Cholesterol	PEG
LPH	Cholesterol, hyaluronic acid	DOTAP, PEG
Neutral lipid particle	DOPC lipid	None

*This table represents examples of antisense drugs and lipid delivery systems. It is not meant to be exhaustive.

Lipid delivery approaches using cationic lipids, which enhance the uptake of charged antisense DNA molecules into cells as compared to no lipid, still do not efficiently transfer antisense DNA into cells due to serum protein interactions and subsequent cell toxicity. The antisense field has attempted to work around these issues by either avoiding a delivery method completely, or by utilizing polyethylene glycol (PEG) as a carrier of DNA into cells. PEG showed promise in extending the time of circulation of antisense DNA in vivo and avoiding clearance by the liver. However, adverse effects have been demonstrated by PEG carriers, including hypersensitivity, activation of blood clotting, embolism and anaphylaxis. To date, the only known lipid delivery method that has not shown any adverse effects in clinical trials is the neutral lipid method utilized by DNAbilize®.

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

We have completed our Phase 1 clinical trials for prexigebersen for indications of AML, CML, MDS and Acute Lymphoblastic Leukemia (“ALL”). We are currently prioritizing our efforts on AML, MDS and CML and have begun the Phase 2/Phase 2a clinical trials for these indications. In addition, preclinical efficacy studies are underway for triple combination prexigebersen, decitabine and Venclexta in AML. Priorities for additional indications, including solid tumors, are expected to be addressed in the future as the results of our clinical and preclinical work progress.

Indications for Acute Myeloid Leukemia (AML), Myelodysplastic Syndrome (MDS) and Chronic Myelogenous Leukemia (CML)

AML – Background and Common Treatments. AML is the rapid accumulation of immature myeloid cells in the blood, resulting in a drop of the other cell types such as red blood cells and platelets. The expansion of immature monocytes leaves the patient unable to fight infection. If AML is left untreated, it usually results in death within three months. AML incidence increases with age, with more than 50% of the cases in people age 60 or older. AML is the most common acute leukemia in adults, and the National Cancer Institute estimates that approximately 20,000 new cases occur each year (Figure 3). The cure rate is between 5 to 15% in older adults, and those who cannot receive the standard course of chemotherapy have an average survival rate of five to ten months. The frontline low-intensity therapies for elderly AML patients are LDAC, decitabine or azacytidine (the latter two drugs are DNA hypomethylating agents). In November of 2018, the FDA approved Venclexta (a Bcl-2 inhibitor) for the newly diagnosed AML patients aged 75 years and older or adults who cannot be treated with intensive induction chemotherapy. Venclexta is used in combination with LDAC, decitabine or azacytidine. Mutation in the Bcl-2 binding domain, which reduces Venclexta’s ability to bind to Bcl-2, has been linked with Venclexta resistance in CLL patients. Such Venclexta resistance may also occur in AML patients. AML remains an area of high unmet need for both the relapsed and the de novo elderly population who are typically ineligible for induction therapy.

Figure 3. Basic Statistics for AML

MDS – Background and Common Treatments. MDS is a bone marrow disease, characterized by a reduced number of mature blood cells. MDS is diagnosed in about 15,000 people in the United States (“U.S.”) yearly. MDS patients are stratified into different risk groups. Higher risk MDS patients have a survival of less than two years and, if untreated, can evolve into secondary AML. Secondary AML patients are often older and treated with DNA hypomethylating agents. Higher risk MDS and secondary AML patients who have progressed from DNA hypomethylating agents have very poor prognosis. Novel treatment strategies for these patients are needed.

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

Figure 4. Basic Statistics for CML

Prexigebersen Development and Treatment for AML, MDS and CML. Our lead liposome delivered antisense drug candidate, prexigebersen, has been clinically tested in patients having AML, CML, MDS and ALL in a Phase 1 trial. During the Phase 1 trial, 80% of the evaluable patients had refractory/relapsed AML, having failed at least 6 prior therapies. In our study, 83% of patients showed decreased circulating blasts and anti-leukemic activity and eight patients stabilized for extended treatments.

Phase 1 Clinical Trials

The Phase 1 clinical trial was a dose-escalating study to determine the safety and tolerance of escalating doses of prexigebersen. The study determined an optimal biologically active dose for further development. The pharmacokinetics of prexigebersen in patients from the study was evaluated. In addition, patient blood samples from the trial were tested using a new assay developed by us to measure down-regulation of the target protein, the critical scientific data that demonstrated the delivery technology does in fact successfully deliver the antisense drug substance to the cell and across the cell membrane into the interior of the cell where expression of the target protein is blocked. The clinical trial was conducted at MD Anderson.

The original IND granted by the FDA in March 2010 allowed us to proceed with a Phase 1 clinical trial having five cohorts culminating in a maximum dose of 50 mg/m2. However, in November 2012, we announced that since there had been no evidence of significant toxicity from treatment of patients with prexigebersen, we requested the FDA to allow higher dosing in patients. The principal investigator for the clinical trial, in consultation with our management team, advised us that with the absence of any real toxicity barriers, we should continue to evaluate higher doses of prexigebersen. The absence of significant toxicity provided a significant opportunity for us to test higher doses in patients in order to find a dose that provides maximum potential benefit and duration of anti-leukemia effect. These actions were approved and a revised protocol was submitted allowing higher dosing. We announced in October 2014 that we completed Cohort 6, successfully treating three patients at a dose 90 mg/m2. There has been no evidence of significant toxicity from treatment of patients with prexigebersen in our Phase 1 clinical trial.

An important outcome for the Phase 1 clinical trial is the ability to assess for the first time the performance of our delivery technology platform in human patients. We have developed two new assays to be able to provide scientific proof of concept of the delivery technology. The first involves a novel detection method for the drug substance in blood samples that will be used to assess the pharmacokinetics of the drug. The second involves a method to measure down-regulation of the target protein in a patient blood sample that was achieved. The latter measurement will provide critical proof that DNAbilize® neutral liposome delivery technology delivered the drug substance to the cell and was able to transport it across the cell membrane into the interior to block cellular production of the Grb2 protein.

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

The principal investigator for the Phase 1 clinical trial is a leading expert in the treatment of CML, AML, MDS and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the principal investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the ASH annual meeting in December 2011. Results that demonstrated potential anti-leukemia benefits in treated patients were included in the presentation. Subsequently, in fall 2013 the principal investigator prepared an abstract of updated information on the results of the clinical trial through Cohort 5, which was accepted for presentation at the ASH annual meeting in December 2013. Highlights (which have been updated to include patients from Cohort 6) of the presentation prepared by the principal investigator for the meeting included:

Data from the Phase 1 Clinical Trial

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

Figure 5. AML Patient with HIV Demonstrated Reduction of
Peripheral Blasts and Sustained Improvement Over 5 Cycles of Treatment

End of C = end of the cycle of treatment

Experience in CML-Blast Phase

•	Patient with myeloid blast crisis of CML.
•	Prior therapies consisted of: imatinib, dasatinib, nilotinib, DCC-2036, cytarabine + fludarabine + dasatinib + gemtuzumab, PHA-739358, clofarabine + dasatinib.
•	Upon start of prexigebersen, patient showed a significant reduction in white blood cell (WBC) blasts from 81% to 5%, but due to leptomeningeal disease progression discontinued therapy before full cycle (Figure 6).

Figure 6. Prexigebersen Monotherapy Reversed Blast Phase Crisis
in a Patient in the Phase 1 Clinical Trial for Prexigebersen

Inhibition of Target Grb2 Protein

•	Grb2 levels were compared to baseline prior to treatment.
•	By end of treatment, prexigebersen decreased Grb2 in 10 out of 12 samples (83%) tested (average reduction 50%).
•	Phosphorylated ERK (pERK, extracellular signal related kinase), a protein downstream of the Ras protein, was decreased in 58% of samples.

Figure 7. Grb2 Protein and Downstream pERK are

Downregulated in Prexigebersen Treated Patient’s Cells

Grb2 levels decreased in 10 out of 12 patient samples by end of treatment (EOT)

pErk levels decreased in 7 of 12 patient samples by EOT

Subject	Prexigebersen (mg/m2)	Cohort	Grb2 Decrease (EOT)	pERK Decrease (EOT)
22	20	3	57%	0%
23	20	3	28%	45%
24	20	3	47%	35%
25	40	4	54%	91%
26	40	4	0%	0%
27	40	4	34%	27%
28	60	5	30%	54%
29	60	5	65%	0%
30	60	5	43%	47%
31	90	6	0%	0%
32	90	6	91%	63%
34	90	6	40%	0%

The Phase 1 clinical trial is typically ended when a maximum tolerated dose (“MTD”) is encountered. However, due to the lack of toxicity of the drug, a MTD was not observed. As a result, an optimal biological dose was determined and we completed Cohort 6 of our Phase 1 clinical trial. It is noted, however, that the lack of toxicity is a major advantage for the drug candidate prexigebersen since it allows higher levels of drug to be administered to the patient, increasing the potential therapeutic benefit.

In April 2015, we received orphan drug designation by the FDA for prexigebersen in AML. Orphan drug status provides Bio-Path with seven years of exclusivity after receiving formal marketing approval, as well as additional development incentives. The FDA grants this designation to certain drugs that target diseases affecting fewer than 200,000 people in the U.S. In October 2016, prexigebersen received orphan drug designation for AML in the European Union (“E.U.”) from the European Medicines Agency (“EMA”). To receive orphan drug designation from the EMA, a therapy must be intended for the treatment of a life-threatening or chronically debilitating rare condition with a prevalence of less than five in 10,000 in the E.U. Orphan drug designation provides incentives designed to facilitate development, including fee reductions for protocol assistance, scientific advice and importantly, may provide up to ten years of market exclusivity in the E.U. following product approval.

Phase 2 Clinical Trials

On February 9, 2015, we announced that we began enrollment into the combination therapy Phase 1b clinical trial for prexigebersen in patients with AML. The combination therapy Phase 1b clinical trial consisted of two dosing cohorts of prexigebersen (60 mg/m2 and 90 mg/m2) to test the safety profile of treating AML patients with prexigebersen in combination with LDAC. Patients ineligible for intensive induction therapy are currently treated only with LDAC.

On October 9, 2015, we announced the completion of Cohort 7, the first dosing cohort of the Phase 1b clinical trial, consisting of a 60 mg/m2 dose of prexigebersen in combination with LDAC. On March 3, 2016, we announced the completion of Cohort 8, the second dosing cohort of the Phase 1b clinical trial, consisting of a 90 mg/m2 dose of prexigebersen in combination with LDAC. On June 6, 2016, we announced that data from Cohort 7 and Cohort 8 of the Phase 1b clinical trial combination therapy of prexigebersen and LDAC showed no dose limiting toxicities. Of the six evaluable patients from the Phase 1b clinical trial, four patients completed more than two cycles of treatment, three patients achieved CR and two patients had over 50% decrease in bone marrow blast counts (Figure 8). Pharmacokinetics of prexigebersen demonstrated a half-life at 60 mg/m2 of 30 hours, significantly better than the 90 mg/m2 dose. The final analysis of these data, along with the demonstrated reductions in bone marrow blasts, suggested that 60 mg/m2 is the appropriate dose for use in the Phase 2 trial. Administratively, this required Bio-Path to substantially revise documents for the Phase 2 trial with the 60 mg/m2 dose and resubmit for approvals with the FDA and site Institutional Review Boards, which delayed the commencement of the Phase 2 trial.

Figure 8. Five out of six patients in cohorts 7 and 8 receiving the combination prexigebersen + LDAC have greater than 50% decrease in bone marrow blasts

A summary of the clinical trial results for the Phase 1 monotherapy for indications of AML, CML, MDS and ALL, and Phase 1b combination therapy for prexigebersen for indications of AML is shown in Table 2 below. The first six cohorts, patients 001 to 034, were treated in the Phase 1 clinical trial using prexigebersen as a monotherapy. The seventh cohort, patients 035, 037 and 038, were treated in our Phase 1b clinical trial evaluating the combination therapy of 60 mg/m2 prexigebersen. The eighth cohort, patients 039, 040 and 041, were treated with combination therapy of 90 mg/m2.

Table 2. Summary Cohorts 1-8 Prexigebersen Clinical Trial Phase 1 and 1B

		Peripheral or bone marrow blast %
Patients	Diagnosis	Baseline	Nadir	Off- Tx	Reason Discontinued	Cycles Completed
1	CML	51	No	97	DLT	<1
6	AML	15	2	5	PD	5
7	MDS	8	4	6	PD	5
10	AML	23	10	10	PD	1
11	CML	7	No	50	PD	1
14	AML	48	5	21	PD	1
15	AML	54	31	72	PD	1
20	AML	76	5	63	PD	1
21	AML	71	43	74	PD	2
22	AML	1	0	1	PD	2
23	MDS	NE	NE	NE	PD	1
24	MDS	0	0	0	PD	5
25	AML	10	3	19	PD	2
26	AML	11	No	80	PD	1
27	AML	93	No	97	PD	1
28	AML	96	93	98	PD	1
29	AML	35	7	24	PD	1
30	AML	51	17	82	PD	1
31	AML	17	No	17	PD	1
32	AML	24	22	22	PD	2
34	AML	66	ND	ND	PD	1
35	AML	17	2	2	CRi	1
37	AML	25	33	ND	PD	1
38	AML	23	2	3	CR	5
39	AML	36	16	58	SD	3
40	AML	31	2	2	CR	3
41	AML	18	9	14	SD	3

Nadir: the lowest point, Off-TX: off treatment, No: no reduction in blasts, DLT: dose limiting toxicity, PD: progressive disease, NE: not enough sample to evaluate, ND: not done, CR: complete remission with incomplete hematologic recovery, CR: complete remission, SD: stable disease

With the completion of Cohort 8, the Phase 1b trial has been completed. Results from the Phase 1b clinical trial demonstrated it is safe to add prexigebersen, which appears to yield better response rates in this AML patient population. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase 2 trial was dosed. The full trial design includes approximately 54 evaluable patients with an interim analysis to be performed after 19 patients are treated with the combination. The multi-site trial is being conducted at leading cancer centers, among them are Weill Medical College of Cornell University, Baylor Scott & White Health, The University of Kansas, New Jersey Hematology Oncology Associates, West Virginia University/Mary Babb Randolph Cancer Center, and MD Anderson. On August 27, 2018, we announced that we added a cohort of patients to be treated with a combination of prexigebersen and decitabine, another AML frontline therapy

To date, 33 patients have been pre-screened for the efficacy portion of the Phase 2 trial, 30 patients have been enrolled and 17 patients have been deemed evaluable. We released the initial interim data analysis of 17 patients in April 2018 and updated data in March 2019. On March 6, 2019, we announced that the updated data showed that 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved CR, including one CRi and one morphologic leukemia free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. The efficacy data from the 17 evaluable patients was very favorable compared to the reported CR, CRp and CRi rates of 7 to 13% with LDAC treatment alone. Importantly, through investigation by the principal investigators, it was observed that 68% of patients were secondary AML patients, a difficult class to treat.

Results to date have shown prexigebersen, with its efficacy and excellent safety profile, to be an effective combination candidate with frontline therapy. We believe the recent approval of the frontline therapy Venclexta provides an opportunity for combining prexigebersen with the Venclexta and decitabine combination for the treatment of de novo AML patients. On March 6, 2019, we announced a revised clinical program intended for prexigebersen in AML, which is generally summarized below:

•	Expand the existing prexigebersen and decitabine combination Phase 2 AML cohort to include untreated high risk MDS patients.
•	Add a new cohort of prexigebersen and decitabine combination in refractory/relapsed patients (AML and high risk MDS).
•	Close the prexigebersen and LDAC combination Phase 2 AML cohort.
•	Determine the safety of the triple combination prexigebersen, decitabine and Venclexta in refractory/relapsed AML and high risk MDS patients.
•	If we observe a successful safety assessment, we intend to initiate two AML registration-directed cohorts of the triple combination prexigebersen, decitabine and Venclexta in separate patient populations, including untreated patients (AML plus high risk MDS), and refractory/relapsed patients (AML plus high risk MDS).

In addition to the Phase 2 trial for AML, on December 29, 2017, we announced the initiation of our Phase 1b/2a clinical trial, which is the safety portion of the Phase 2 clinical trial, of prexigebersen for the treatment of CML in accelerated and blast phase patients. The trial is being conducted at MD Anderson as a potential salvage therapy for accelerated and blast phase CML patients. Two cohorts of three evaluable patients each will be enrolled to evaluate two doses (60 mg/m2 and 90 mg/m2) of prexigebersen in combination with the front-line treatment dasatinib.

Development of new therapeutics for AML, high risk MDS and CML in blast crisis can meet currently unmet needs for patients who have very few treatment options due to age, fitness or treatment-resistance of advanced genetically unstable cells. Elderly patients unfit to receive a stem cell transplant or induction therapy face a likelihood of relapse to a more resistant leukemia. Prexigebersen and DNAbilize® technology offer new hope for achieving remission for fragile populations. We believe that the combination of prexigebersen with frontline chemotherapy can provide a way to treat cancer without added toxicity so that the patient can remain under treatment long enough to reach complete remission.

 Indications for Solid Tumors (e.g., Ovary, Breast, Colon, Thyroid, and Head and Neck Cancers)

Cancers of ovary, breast, colon, thyroid, and head and neck are solid tumors which utilize the same Grb2 signaling pathways as leukemias. It has been proposed that prexigebersen may have clinical efficacy in these indications due to the overlapping similarity of the cancer mechanisms.

Ovarian cancer is one of the most common type of gynecologic malignancies, with 50% of all cases occurring in women older than 65 years. It is the fifth most frequent cause of cancer death in women. In the U.S., 22,240 new cases and 14,070 deaths from ovarian cancer are expected in 2019. Around 70% of patients diagnosed with ovarian cancer will have a recurrence. Recurrent ovarian cancer is treatable but rarely curable. The average duration of survival after recurrence of ovarian cancer is less than 2 years. The 5-year survival rate for patients with recurrent ovarian cancer following standard salvage chemotherapy treatment is less than 10%. Given the poor outcomes of treatment for ovarian cancer, novel drug treatments are urgently needed.

Prexigebersen Development and Treatment for ovarian cancer. There have been reports demonstrating that Grb2 is overexpressed in ovarian tumors, and that Grb2 is essential to transducing various oncogenic signals in ovarian tumors. Thus, Grb2 may be a novel potential therapeutic target for ovarian cancer, and prexigebersen may provide clinical benefit against ovarian cancer. Preclinical experiments were conducted in collaboration with leaders in the field of ovarian cancer at MD Anderson. An abstract of the preclinical study was presented in the 2018 American Association for Cancer Research (AACR) Annual Meeting. Prexigebersen effectively penetrated ovarian tumors and decreased target Grb2 protein level in preclinical ovarian tumor models. Prexigebersen was demonstrated to reduce ovarian tumor burden both as a monotherapy and in combination with paclitaxel, a standard of care therapy for patients with advanced ovarian cancer. Bio-Path plans to file an IND for a Phase 1 clinical trial of prexigebersen and paclitaxel in patients diagnosed with recurrent ovarian or endometrial cancer in 2019. We believe that the observations that we learned from the prexigebersen clinical studies in leukemia will help us increase the speed of progress for prexigebersen in solid tumor clinical studies.

Indications for Triple Negative Breast Cancer (TNBC) and Inflammatory Breast Cancer (IBC)

TNBC and IBC – Background and Common Treatments. Approximately 15 to 20% of breast cancers fall into the category of triple-negative. TNBC tumors do not express estrogen receptors, progesterone receptors, and low human epidermal growth factor receptor 2 (HER2). These negative indicators mean that the growth of the cancer is not supported by the hormones estrogen and progesterone, or by the presence of HER2 receptors. Therefore, TNBC does not respond to hormonal therapy or therapies that target HER2 receptors. In addition, TNBC tumors are very aggressive. IBC often presents as TNBC and is a rare and very aggressive disease in which cancer cells block lymph vessels in the skin of the breast. This type of breast cancer is called “inflammatory” because the breast often looks swollen and red, or “inflamed.” IBC accounts for 2 to 5% of all breast cancers. IBC tumors are very aggressive and are frequently hormone receptor negative, which means hormone therapies may not be effective. The five-year survival rate for IBC is approximately 40% versus approximately 87% for all breast cancers combined, making IBC a priority area for development of new treatments. The current treatment regimen includes radiation, chemotherapy and surgery. A lack of targeted treatments for these types of breast cancer has led to development of new therapeutics currently in clinical trials. Because of the aggressiveness of these cancers, a systemic treatment is needed. Prexigebersen represents a systemic treatment that targets an important pathway for TNBC and IBC cell growth and has potential to be integral for the treatment of these diseases.

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

BP1002

BP1002, also known by its scientific name as Liposomal Bcl-2, is our second liposome delivered antisense drug candidate. BP1002 is intended to target the lymphoma, CLL and certain solid tumor markets. Clinical targets for BP1002 include lymphoma, breast cancer, colon cancer, prostate cancer and leukemia. We believe that BP1002 has the potential to treat 40 to 60% of solid tumors.

Bcl-2 is a protein that is involved in regulating apoptosis, or programmed cell death. Apoptosis is a physiologic mechanism of cell turnover by which cells actively commit suicide in response to aberrant external signals. Over-expression of Bcl-2 prevents the induction of apoptosis in response to cellular insults such as treatment with chemotherapeutic agents. Bcl-2 is over-expressed in more than 90% of FL due to a chromosomal rearrangement and is the key factor in the initiation of this malignancy. Bcl-2 is also overexpressed in a wide variety of solid tumors. For example, Bcl-2 over-expression has been associated with the progression of prostate cancer from hormone dependence to hormone independence and may contribute to the relative drug resistant phenotype typically observed in hormone independent prostate cancer.

Non-Hodgkin’s Lymphomas –Background and Common Treatments. In the U.S., approximately 74,200 new cases and 19,970 deaths from non-Hodgkin’s lymphoma (“NHL”) are expected in 2019. Approximately 40% of NHLs are indolent lymphomas such as FL and approximately 60% are the more aggressive lymphomas such as DLBCL. A consensus on front-line treatment for FL has not been established as many factors are taken into account in the treatment approach (e.g., age, stage of disease, cell surface markers). Rituximab is a treatment of choice for the majority of lymphomas and is typically used in combination with other chemotherapy agents or as a maintenance treatment.

BP1002 – Development and Treatment for FL, and other sub-types of lymphoma. On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for FL and DLBCL. We are currently preparing an IND application for BP1002 in addition to completing additional IND enabling studies. We intend to initiate a Phase 1 clinical trial of BP1002 in refractory/relapsed lymphoma patients once we receive approval from the FDA. The clinical trial will evaluate the safety of BP1002 in several dose escalating cohorts to determine a maximum tolerated dose and/or a recommended Phase 2 dose. We anticipate that the Phase 1 trial will be open to refractory/relapsed patients with FL and other sub-types of NHL (including DLBCL, MCL, CLL, SLL, PTCL, CTCL, marginal zone lymphoma), Hodgkin lymphoma, and Waldenströms macroglobulinemia (Figure 9).

Figure 9. Non-Hodgkin’s Lymphoma Types and Prevalence

BL = Burkitt’s lymphoma; CLL = chronic lymphocytic leukemia; DLBCL = diffuse large B-cell lymphoma; FL = follicular lymphoma; MALT = mucosa-associated lymphoid tissue; MCL = mantle cell lymphoma; NK = natural killer; SLL = small lymphocytic lymphoma.

Source: http://www.medscape.org/viewarticle/725127

Treatments of varying efficacy exist for FL and DLBCL; however, due to the wide variety of subtypes of this disease, a frontline approach is lacking. Bcl-2 is over-expressed in 85% of FL patients due to a translocation between chromosomes 18 and 14, a hallmark of the disease. Therapies that directly and specifically block or inhibit protein synthesis of Bcl-2 could be transformative in this indication. Previous attempts at a Bcl-2 antisense by Genta Inc. and ProNAi failed to show an improvement in remission or overall survival rates. The Genta antisense was a phosphorothioate DNA with dose-limiting toxicity and it also did not have a lipid delivery mechanism to aid in prevention of clearance by the liver, reducing the levels of antisense reaching diseased cells. The ProNAi antisense was administered with an anionic, pH-tunable liposome. The drug was tolerable but its low response rate in DLBCL patients in a Phase 2 study prompted the company to discontinue further clinical development. We believe that BP1002 overcomes the failures of previous antisense attempts at inhibiting Bcl-2. With BP1002, more drug substance can reach the lymphoma cells so that the cancer cells can be treated with a safe and therapeutically relevant dose. The small molecule Bcl-2 inhibitor Venclexta was approved by the FDA in June 2018 for the treatment of patients with CLL and SLL who have received at least one prior therapy. However, treatment with Venclexta can lead to the development of drug resistance, resulting in disease recurrence. One of the proposed mechanisms of Venclexta resistance is an acquired mutation in Bcl-2, which reduces Venclexta’s ability to bind and inhibit Bcl-2. Because BP1002 activity is based on blocking the Bcl-2 messenger RNA and BP1002 targets Bcl-2 at a site different from Venclexta, we expect BP1002 to overcome such Venclexta resistance mechanism and be an effective approach for patients who have relapsed from Venclexta. We believe BP1002 provides a new tool for cancer treatment for not just lymphomas, but also many cancers for which Bcl-2 expression is driving cell survival. The introduction of a new, non-toxic, and specific Bcl-2 inhibitor could be a major advance in cancer therapeutics.

BP1003

BP1003 is our third liposome delivered antisense drug candidate. BP1003 is a DNAbilize® RNAi nanoparticle containing antisense DNA targeting Stat3, whose constitutive activity is associated with a poorer survival outcome for cancer patients, including those of pancreatic adenocarcinoma (PDAC). We hypothesized that the natural lipid delivery vesicle would have unique characteristics that would allow for penetration of the fibrotic stroma to reach the PDAC cells. Our preclinical work demonstrated that BP1003 was successful in crossing the scar tissue matrix and delivering antisense drug into the tumor tissue. Subsequent studies evaluating the combination of BP1003 with gemcitabine, a frontline therapy for advanced PDAC patients, suggest that the regimen has synergistic anti-tumor effects. We intend to initiate IND enabling studies of BP1003 in 2019.

Stat3 expression has been associated with increased severity of disease and poor survival in numerous cancers including approximately 82 to 100% of pancreatic tumors, 80% of non-small cell lung cancers (NSCLC), 82% of prostate tumors, 77% of cervical cancers, 50% of breast cancers, 57% of colon cancers and 97% of Stage 3 and 4 ovarian cancers. We believe that a therapeutic that shuts down the Stat3 protein can have significant clinical impact for all solid tumors that express Stat3.

Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. PDAC is a cancer of the exocrine cells of the pancreas. In the U.S. in 2019, approximately 57,000 people will be diagnosed with PDAC, and approximately 46,000 (80%) will die from the disease. Less than 9% of PDAC patients would survive beyond 5 years. It is projected that in the next 10 to 15 years, PDAC will become the second most lethal cancer behind lung cancer. This is due to rapid advancements that have been made in the treatment of other cancers, as well as the rise of type 2 diabetes, a risk factor for development of PDAC.

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

While competition for therapeutics that target the Stat3 pathway exist, the competition for specific Stat3 inhibitors is very small. Most compounds under development target the pathway upstream of Stat3 or inhibit Stat1 and Stat5 in addition to Stat3 and thus induce serious toxic side effects. For example, Ionis Pharmaceuticals, Inc. has developed an antisense DNA-based Stat3 inhibitor called IONIS-STAT3-2.5Rx. It is being evaluated in clinical trials by AstraZeneca under the name AZD9150 for solid tumors, squamous carcinoma of the head and neck and DLBCL. However, due to the toxicity of the DNA chemistry, thrombocytopenia continues to limit the systemic delivery and efficacy of such compounds for the treatment of cancer. We believe BP1003 avoids these complications.

The competitive landscape for clinical trials treating advanced and metastatic pancreatic cancer patients in the U.S. is slim (Figure 10). Most candidates are fraught with serious side effects that can make completion of therapy a challenge for this fragile patient population. We believe that the excellent safety profile of the DNAbilize® chemistry, the novel lipid formula that allows for penetration of the tumor stroma, and the ability to target a single protein with precision, makes BP1003 an ideal candidate for combination with the frontline treatments to extend survival while maintaining quality of life for the patient.

Figure 10. U.S. Clinical Trials for Advance Metastatic PDAC Patients in Combination with Frontline Treatments

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

Research and Development

Our research and development expense primarily consists of third-party clinical and preclinical development activities, salaries and benefits expense and stock-based compensation. As we advance and expand our pipeline of drug candidates, we anticipate our research and development expenses will continue to increase in conjunction with these activities. Research and development expenses incurred for the years ended December 31, 2018 and 2017, were $4.6 million and $5.5 million, respectively.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. Accordingly, we have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with third-party manufacturers for the manufacture of our drug requirements, including agreements for the manufacture of prexigebersen for use in our Phase 2 clinical trials in AML and CML, a development agreement for BP1002 and an agreement for the manufacture of BP1002 for use in our planned Phase 1 clinical trial. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, as discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K under the heading “Risks Related to Manufacturing Our Drug Candidates.” If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of such approved drug candidates. However, we may in the future elect to manufacture certain of our drug candidates in our own manufacturing facilities. If we do so, we will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

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

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. To the extent that we enter into out-license and in-license agreements in the future, our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, any patents to which we secure exclusive rights.

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

Employees

We currently employ 8 full-time employees. We also have contractual relationships with additional professionals who perform certain medical officer, regulatory and drug development duties. We believe relations with such professionals and employees are good.

Competition

We are engaged in segments of the pharmaceutical and biotechnology industry that are highly competitive and characterized by rapid and significant technological change. Many large pharmaceutical and biotechnology companies, academic and research institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target AML, MDS, CML, lymphoma, ovarian and breast cancer, solid tumors, and other cancers generally. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than our drug candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our drug candidates.

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

Pre-Approval Studies

Once a drug candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of drug candidate chemistry, toxicity and formulation, as well as animal studies. Prior to beginning human clinical trials, an IND sponsor must submit an IND to the FDA, which includes submitting the results of the preclinical tests, together with manufacturing information and analytical data. Some preclinical or nonclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Even after the 30-day time period, the FDA may impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. The IND application process may be extremely costly and substantially delay the development of our drug candidates for certain indications. Moreover, positive results of preclinical tests will not necessarily indicate positive results in subsequent clinical trials in humans. The FDA may require additional animal testing after an initial IND application is approved and prior to Phase 3 trials.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1: The drug candidate is initially introduced into human subjects or patients with the disease and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some drug candidates for severe or life-threatening diseases, the initial human testing is often conducted in patients.

•	Phase 2: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug candidate for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, typically at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the drug candidate and provide, if appropriate, an adequate basis for product labeling.

Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.

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

Our business model relies on developing drug candidates through Phase 2a and either entering into out-license agreements with pharmaceutical licensee partners who will be responsible for post-Phase 2 clinical testing and working with the FDA on necessary regulatory submissions resulting in approval of new drug applications for commercialization, or internally developing a drug candidate through commercialization.

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

If the FDA evaluations of the application and the manufacturing facilities are favorable, the FDA may issue an approval letter or an “approvable” letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the NDA and authorization of commercial marketing of the drug for certain indications. An approval letter authorizes commercial marketing of the drug with specific prescribing information for a specific indication. As a condition of NDA approval, the FDA may require post-approval testing, including Phase 4 trials, and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling or distribution restrictions which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems occur after the product reaches the market. The FDA may also refuse to approve the NDA or issue a “not approvable” letter outlining the deficiencies in the submission and often requiring additional testing or information.

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

Timing to Approval

We estimate that it generally takes 10 to 15 years or possibly longer to discover, develop and bring to market a new pharmaceutical product in the U.S. as outlined below:

Phase:	Objective:	Estimated Duration:

Discovery	Lead identification and target validation.	2 to 4 years

Preclinical	Initial toxicology for preliminary identification of risks for humans; gather early pharmacokinetic data.	1 to 2 years

Phase 1	Test for safety, dosage tolerance, absorption, metabolism, distribution and excretion.	1 to 2 years

Phase 2	Identify possible adverse effects and safety risks; preliminarily evaluate the efficacy of the drug candidate for specific targeted diseases; determine dosage tolerance and optimal dosage.	2 to 4 years

Phase 3	Further evaluate dosage, clinical efficacy and safety in an expanded patient population, typically at geographically dispersed clinical study sites; establish the overall risk-benefit ratio of the drug candidate and provide, if appropriate, an adequate basis for product labeling.	2 to 4 years

FDA approval	Approval by the FDA to sell and market the drug for the approved indication.	6 months to 2 years

A drug candidate may fail at any point during this process. Animal and other non-clinical studies typically are conducted during each phase of human clinical trials.

Our business model is primarily focused on the preclinical to Phase 2a interval. This greatly reduces the time frame for us from in-license of a new, preclinical stage drug candidate to be developed to out-licensing to a pharmaceutical partner.

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

Company History and Available Information

The Company was incorporated in May 2000 as a Utah corporation. In February 2008, Bio-Path Subsidiary completed a reverse merger with the Company, which at the time was traded over the counter and had no current operations. The prior name of Company was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path Subsidiary became the directors and officers of Bio-Path Holdings, Inc. On March 10, 2014, our common stock ceased trading on the OTCQX and commenced trading on the Nasdaq Capital Market under the ticker symbol “BPTH.” Effective December 31, 2014, we changed our state of incorporation from Utah to Delaware through a statutory conversion pursuant to the Utah Revised Business Corporation Act and the Delaware General Corporation Law.

On February 8, 2018, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-10, and our common stock began trading on the split-adjusted basis on the Nasdaq Capital Market at the commencement of trading on February 9, 2018. In addition, as described above, on January 17, 2019, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-20, and our common stock began trading on the split-adjusted basis on the Nasdaq Capital Market at the commencement of trading on January 18, 2019. All common stock share and per share amounts in this Annual Report on Form 10-K have been adjusted to give effect to both the 1-for-10 reverse stock split and the 1-for-20 reverse stock split, retrospectively.

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

Risks Related to Our Business

We are a clinical stage biotechnology company with no significant revenue. We have incurred significant operating losses since our inception, and we expect to incur losses for the foreseeable future and may never achieve profitability.

We have incurred significant operating losses since our inception. As of December 31, 2018, we had accumulated net losses of $47.7 million. To date, we have not generated any revenue from the sale of our drug candidates and we do not expect to generate any revenue from sales of our drug candidates for the foreseeable future. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts.

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

As of December 31, 2018, we had $1.0 million in cash on hand, compared to $6.0 million as of December 31, 2017. On January 17, 2019, we closed an underwritten public offering of 429,616 shares of our common stock for net proceeds of approximately $0.9 million. On January 23, 2019, we closed a registered direct offering of 648,233 shares of our common stock for net proceeds of approximately $1.5 million. On March 14, 2019, we closed a registered direct offering of 712,910 shares of our common stock for net proceeds of approximately $17.0 million. We believe that our available cash at December 31, 2018, together with the net proceeds received from these offerings, will be sufficient to meet obligations and fund operations for at least the next 12 months from the date of this Annual Report on Form 10-K. However, our ongoing future capital requirements will depend on numerous factors, including:

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

Any additional fundraising efforts may divert our management from their day to day activities, which may adversely affect our ability to develop and commercialize our drug candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities and other factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. If adequate funds are not available on a timely basis, we may be forced to:

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

We are engaged in segments of the pharmaceutical and biotechnology industry that are highly competitive and characterized by rapid and significant technological change. Many large pharmaceutical and biotechnology companies, academic and research institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target AML, CML, ALL, MDS, lymphoma, ovarian, breast cancer, solid tumors and other cancers generally. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than our drug candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our drug candidates.

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

We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology that may be similar to ours. If these companies develop technologies, including delivery technologies, or therapeutic candidates more rapidly than we do, or their technologies are more effective, our ability to develop and successfully commercialize therapeutic candidates may be adversely affected.

While we believe that our DNAbilize® technology is the only delivery method of its type, the area of cancer treatment research is rapidly progressing, with many stakeholders, including for-profit and nonprofit institutions, conducting preclinical and clinical studies of various types of therapeutic products for the same or similar indications for use as our drug candidates. We expect that such work by others will continue, which may make it difficult for us to effectively recruit and enroll a satisfactory number of participants in clinical trials.

Our success will partially depend on our ability to develop therapeutics that are safer and more effective than competing therapeutics. Our commercial opportunity and success will be reduced or eliminated if competing therapeutics are safer, more effective, or less expensive than the therapeutics we develop, or if any are granted exclusive marketing approval by the FDA that precludes the marketing of our drug candidates for a period of time. If our lead drug candidates are approved for the indications we are currently pursuing, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For example, the FDA has recently approved a number of drugs indicated for treatment of AML, some of which may have target patient populations similar to that of our drug candidates.

Many of our competitors may have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain FDA approval for any drug candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals (if we are able to obtain any) for these drug candidates, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing therapeutics could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any therapeutics we may develop. Competitive alternatives may make any drugs that we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our drug candidates, if we are able to obtain regulatory approval to commercialize such drug candidates.

We may be subject, directly or indirectly, to certain U.S. federal and state healthcare laws and regulations, such as anti-kickback, false claims laws, physician payment transparency laws, or similar fraud and abuse laws, which could expose us to potential criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation, ordering and utilization of any products for which we obtain regulatory approval. If we obtain FDA approval for any of our products and begin commercializing those products in the U.S., our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment transparency laws and regulations. These laws may impact, among other things, our potential sales, marketing and education programs and our relationships with physicians, patients, and other persons or entities in a position to refer, use, or recommend our future products. The laws that may affect our ability to operate could include, but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which may be pursued through civil whistleblower or qui tam actions, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid or other third-party payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	federal criminal statutes under the Health Insurance Portability and Accountability Act of 1996, which prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	the federal transparency requirements under The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, enacted into law in the U.S. in March 2010 (known collectively as the “Affordable Care Act”), including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	State law equivalents of each of the healthcare laws described above, some of which may be broader in scope and apply regardless of the type of payor, such as state anti-kickback statutes and false claims acts, and state pricing, marketing, and transparency statutes that require us to adopt compliance programs, report pricing information, or disclose payments or other transfers of value to physicians or other covered recipients.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws once our products are commercialized. In addition, healthcare reform legislation has strengthened these laws and additional laws or requirements may be implemented in the future. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback and criminal healthcare fraud statutes. As a result of such amendment, a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Efforts to ensure that our business arrangements comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our existing or future business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Any such actions instituted against us could have a significant adverse impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even if we are successful in defending against such actions, we may nonetheless be subject to substantial costs, reputational harm and adverse effects on our ability to operate our business.

If any of our employees, agents, or the physicians or other providers or entities with whom we expect to do business are found to have violated applicable laws, we may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, or, if we are not subject to such actions, we may suffer reputational harm for conducting business with persons or entities found, or accused of being, in violation of such laws. Any such events could adversely affect our ability to operate our business and our results of operations.

Inadequate funding for the FDA, the SEC and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, including December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and stop critical activities. If a prolonged government shutdown or a series of shutdowns occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to gain access to the public markets and obtain necessary capital in order to properly capitalize and continue our operations

Risks Related to the Development of Our Drug Candidates

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

On February 9, 2015, we announced that we began enrollment into the combination therapy Phase 1b clinical trial for prexigebersen in patients with AML. The combination therapy Phase 1b clinical trial consisted of two dosing cohorts of prexigebersen (60 mg/m2 and 90 mg/m2) to test the safety profile of treating AML patients with prexigebersen in combination with LDAC. Patients ineligible for intensive induction therapy are currently treated only with LDAC. We also announced the completion of the Phase 1b trial. Results from the Phase 1b clinical trial demonstrated it is safe to add prexigebersen, which appears to yield better response rates in this AML patient population. On October 9, 2015, we announced the completion of Cohort 7, the first dosing cohort of the Phase 1b clinical trial, and on March 3, 2016, we announced the completion of Cohort 8, the second dosing cohort of the Phase 1b clinical trial. On June 6, 2016, we announced data from the safety segment of the Phase 2 combination therapy of prexigebersen and LDAC showed no dose limiting toxicities. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase 2 trial for AML was dosed. We released the initial interim data analysis of Stage 1 of the Phase 2 AML study in April 2018, and the updated data in March 2019. In August 2018, we announced the addition of a prexigebersen and decitabine combination cohort to the Phase 2 AML study. On March 6, 2019, we announced a revised clinical program intended for prexigebersen in AML. Part of this revised program includes the intended inclusion of high risk MDS patients in the prexigebersen and decitabine combination cohort and the closure of the prexigebersen and LDAC combination cohort in the ongoing Phase 2 AML study. On December 29, 2017, we announced the initiation of our Phase 1b/2a clinical study of prexigebersen for the treatment of CML in accelerated blast phase patients. In addition, prexigebersen is in preclinical studies for solid tumors, including breast cancer and ovarian cancer.

We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to move on to further efficacy segments of the Phase 2 or Phase 3 clinical trials or commence and complete any other clinical trials for any of our drug candidates. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical trials or clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage trials. The failure of clinical trials to demonstrate safety and efficacy of one or more of our drug candidates will have a material adverse effect on our business and financial condition.

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

We have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with our third-party manufacturer for the manufacture of our drug requirements, including an agreement for the manufacture of prexigebersen for use in our Phase 2 clinical trial for AML and CML and a development agreement for BP1002. To date, we have made steady progress with our current third-party manufacturers, overcoming challenges associated with scaling up manufacturing to develop their capabilities to supply us with our necessary quantities of drug supplies for our clinical trials. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, including:

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

If any third-party owners of intellectual property we may license in the future do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

We may enter into licenses for third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. If applicable, our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of any such patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could materially adversely affect our competitive business position, business prospects and financial condition.

Because our research and development of drug candidates incorporates compounds and other information that is the intellectual property of third parties, we depend on continued access to such intellectual property to conduct and complete our preclinical and clinical research and commercialize the drug candidates that result from this research. We expect that future licenses would impose, numerous obligations on us. For example, under our existing and future license agreements, we may be required to pay (i) annual maintenance fees until a drug candidate is sold for the first time, (ii) running royalties on net sales of drug candidates, (iii) minimum annual royalties after a drug candidate is sold for the first time, and (iv) one-time payments upon the achievement of specified milestones. We may also be required to reimburse patent costs incurred by the licensor, or we may be obligated to pay additional royalties, at specified rates, based on net sales of our drug candidates that incorporate the licensed intellectual property rights. We may also be obligated under some of these agreements to pay a percentage of any future sublicensing revenues that we may receive. Future license agreements may also include payment obligations such as milestone payments or minimum expenditures for research and development. We expect that any future licenses would contain reporting, insurance and indemnification requirements.

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

The trading price of our common stock has been highly volatile. On March 10, 2014, our common stock ceased trading on the OTCQX and commenced trading on The Nasdaq Capital Market, and there is a limited history on which to gauge the volatility of our stock price on The Nasdaq Capital Market. From January 1, 2016 through December 31, 2018, our stock price has fluctuated from a low of $3.00 to a high of $638.00, after adjustment for the 1-for-20 reverse stock split that occurred effective as of 5:00 p.m. Eastern Time on January 17, 2019. The market price for our common stock will be affected by a number of factors, including:

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

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the foreseeable future. As noted above, our common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The liquidity of the shares of our common stock may be further affected adversely by the 1-for-20 reverse stock split that we implemented effective as of 5:00 p.m. Eastern Time on January 17, 2019, due to the reduced number of shares that are outstanding.

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

We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in us being unable to provide required financial information in a timely and reliable manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2018 relating to the design of our controls to prevent a misstatement resulting from the information and communication between our clinical and finance personnel as it relates to an input for our clinical trial expense accrual. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of our internal control over financial reporting, a description of the identified material weakness and a summary of the remediation efforts we are implementing, see “Item 9A. Controls and Procedures.”

If we are not able to remediate the material weakness in a timely manner, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, we may be unable to provide required financial information in a timely and reliable manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

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

In the past, we have received a notice of non-compliance from the Listing Qualifications Department of The Nasdaq Stock Market LLC with respect to the $1.00 minimum closing bid price requirement. Although we regained compliance with the minimum closing bid price requirement after implementing a 1-for-20 reserve stock split effective as of 5:00 p.m. Eastern Time on January 17, 2019, there can be no assurance that we will be able to meet the minimum closing bid price requirement or other listing requirements in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 3,000 square feet of office space for general and administrative purposes in Bellaire, Texas, which is part of the Houston metropolitan area, under a lease agreement that expires on July 31, 2019.

In April 2016, we entered into a lease agreement for approximately 2,100 square feet of lab space located in Bellaire, Texas for research and development purposes. The term of the lease began on May 1, 2016 and was scheduled to terminate on April 30, 2019. In December 2018, we entered into an amendment to the lease agreement to extend the term of the lease to April 30, 2022.

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

Holders

As of March 15, 2019, there were 2,507,239 shares of our common stock outstanding and approximately 231 stockholders of record.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have three antisense drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), is in the efficacy portion of a Phase 2 clinical trial for AML in combination with LDAC and in combination with decitabine. On March 6, 2019, we announced intended amendments to this Phase 2 clinical trial to, among other things, add prexigebersen in combination with decitabine for MDS and close prexigebersen in combination with LDAC. In addition, preclinical efficacy studies are underway for triple combination prexigebersen, decitabine and Venclexta in AML. Prexigebersen is also being studied in the safety portion of a Phase 2a clinical trial for CML in combination with dasatinib. Prexigebersen was shown to enhance chemotherapy efficacy in preclinical solid tumor models, and we intend to file an IND application for prexigebersen in solid tumors in 2019.

Our second drug candidate, BP1002, targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. We are currently preparing an IND application for BP1002 in addition to completing additional IND enabling studies. We intend to initiate a Phase 1 clinical trial of BP1002 in refractory/relapsed lymphoma and CLL patients once we receive approval from FDA.

Our third drug candidate, BP1003, targets the Stat3 protein and is currently in preclinical development in a pancreatic patient derived tumor model. Preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. We intend to initiate IND enabling studies of BP1003 in 2019.

 Our DNAbilize® technology-based products are available for out-licensing or partnering. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new nanoparticle antisense RNAi drug candidates. We have a new product identification template in place to define a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. As we expand, we will look at indications where a systemic delivery is needed and antisense RNAi nanoparticles can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On July 19, 2017, we announced that the USPTO issued a notice of allowance for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases.

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen, BP1002 and BP1003. We are developing RNAi antisense nanoparticle drug candidates based on our own patented technology to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced patient adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the design and manufacture of antisense RNAi nanoparticle drug products.

On January 14, 2019, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC relating to an underwritten public offering of 429,616 shares of our common stock for gross proceeds of approximately $1.1 million under our shelf registration statement on Form S-3 (File No. 333-215205), which became effective on January 9, 2017 (the “2019 Underwritten Offering”). The offering price to the public in the 2019 Underwritten Offering was $2.60 per share, and H.C. Wainwright & Co., LLC agreed to purchase the shares in the 2019 Underwritten Offering from the Company pursuant to the underwriting agreement at a price of $2.418 per share. Additionally, we issued warrants to purchase up to 25,777 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as underwriter in connection with the 2019 Underwritten Offering. The 2019 Underwritten Offering closed on January 17, 2019. The net proceeds to the Company from the 2019 Underwritten Offering, after deducting the underwriting discounts and commissions and expenses and the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the underwriter warrants, were approximately $0.9 million.

On January 18, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 648,233 shares of our common stock for gross proceeds of approximately $1.7 million under our effective shelf registration statement on Form S-3 (File No. 333-215205), which became effective on January 9, 2017 (the “January 2019 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 324,117 shares of our common stock (the “January 2019 Private Placement”). Additionally, we issued warrants to purchase up to 38,894 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the January 2019 Registered Direct Offering and the January 2019 Private Placement. The January 2019 Registered Direct Offering and the January 2019 Private Placement closed on January 23, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.5 million.

On March 12, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 712,910 shares of our common stock for gross proceeds of approximately $18.5 million under our effective shelf registration statement on Form S-3 (File No. 333-215205), which became effective on January 9, 2017 (the “March 2019 Registered Direct Offering”). Additionally, we issued warrants to purchase up to 42,775 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the March 2019 Registered Direct Offering. The March 2019 Registered Direct Offering closed on March 14, 2019. The net proceeds to us from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $17.0 million.

As of December 31, 2018, we had an accumulated deficit of $47.7 million. Our net loss was $8.6 million and $7.0 million for the years ended December 31, 2018 and 2017, respectively. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including the development of our drug candidates. Our research and development expenses consist of:

•	expenses related to research and development personnel, including salaries and benefits, travel and stock-based compensation;

•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, clinical investigative sites, laboratories, manufacturing organizations and consultants;

•	license fees; and

•	costs of materials used during research and development activities.

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

Results of Operations

Comparisons of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Revenue. We had no revenue for the year ended December 31, 2018. We had $37,000 revenue in the year ended December 31, 2017. The decrease in revenue represents the completion in 2017 of a fixed fee service agreement with a preclinical stage biotechnology company in connection with a development project involving our DNAbilize® technology. Payments received prior to the Company’s performance of work are recorded as deferred revenue and recognized as revenue once the work is performed.

Research and Development Expenses. Our research and development expense was $4.6 million for the year ended December 31, 2018, a decrease of $0.9 million compared to the year ended December 31, 2017. The decrease in research and development expense was primarily due to decreased salaries and benefits expense. The following table sets forth our research and development expenses (in thousands):

	Year ended
	December 31,
	2018	2017
Research and development expense	$4,522	$5,162
Non-cash stock-based compensation expense	81	318
Total research and development expense	$4,603	$5,480

General and Administrative Expenses. Our general and administrative expense was $3.4 million for the year ended December 31, 2018, a decrease of $0.1 million compared to the year ended December 31, 2017. The decrease in general and administrative expense was primarily due to decreased professional and consulting fees. The following table sets forth our general and administrative expenses (in thousands):

	Year ended
	December 31,
	2018	2017
General and administrative expense	$2,906	$3,048
Non-cash stock-based compensation expense	473	475
Total general and administrative expense	$3,379	$3,523

Impairment of Technology License. We recorded an impairment of our technology license of $0.6 million for the year ended December 31, 2018. There were no technology license impairments for the year ended December 31, 2017.

Net Operating Loss. Our net loss from operations was $8.6 million for the year ended December 31, 2018, a decrease of $0.4 million compared to the year ended December 31, 2017.

Change in Fair Value of Warrant Liability. There was no outstanding warrant liability in 2018. The change in fair value of the warrant liability for the year ended December 31, 2017 resulted in non-cash income of $2.4 million.

Loss on Extinguishment of Warrant Liability. There was no outstanding warrant liability in 2018. The loss on extinguishment of the warrant liability for the year ended December 31, 2017 resulted in a non-cash loss of $0.4 million.

Net Loss. Our net loss for the year ended December 31, 2018 was $8.6 million, an increase of $1.6 million compared to the year ended December 31, 2017.

Deemed Dividend Related to Warrant Conversion. The Company did not have a deemed dividend for the year ended December 31, 2018. The deemed dividend related to the warrant conversion was $1.0 million for the year ended December 31, 2017.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders for the year ended December 31, 2018 was $8.6 million, an increase of $0.5 million compared to the year ended December 31, 2017.

Net Loss per Share. Net loss per share, both basic and diluted, was $14.38 per share for the year ended December 31, 2018, compared to $15.99 per share for the year ended December 31, 2017. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $1.0 million at December 31, 2018, a decrease of $5.0 million compared to December 31, 2017. We believe that our available cash, together with the net proceeds received from the 2019 Underwritten Offering of $0.9 million, the January 2019 Registered Direct Offering of $1.5 million and the March 2019 Registered Direct Offering of $17.0 million, will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.

Cash Flows

For the Year Ended December 31, 2018

Operating Activities. Net cash used in operating activities for the year ended December 31, 2018 was $6.1 million. Net cash used in operating activities consisted primarily of the net loss for the period of $8.6 million partially offset by impairment of the technology license of $0.6 million, non-cash stock-based compensation expense of $0.6 million, an increase in current assets of $0.5 million, technology license amortization and depreciation expenses of $0.4 million and a decrease in current liabilities of $0.3 million.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2018 consisted of capital expenditures totaling $17,000, which were primarily related to research and development equipment purchases.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2018 was $1.2 million from the 2018 Registered Direct Offering and 2018 Private Placement, both as described below.

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

2017 Shelf Registration Statement

On December 20, 2016, we filed a shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on January 9, 2017 (File No. 333-215205) (the “2017 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on January 13, 2014 (File No. 333-192102) (the “2014 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2017 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $125.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, including offers and sales of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) described below and (ii) up to 27,209 shares of our common stock pursuant to the exercise of warrants that were issued in a registered direct offering in 2014 and a registered direct offering in 2016. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

“At the Market” Offering

On June 24, 2015, we entered into the Sales Agreement with Cantor Fitzgerald, as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the 2017 Shelf Registration Statement and a related prospectus filed with the SEC on January 10, 2017, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. The Sales Agreement may be terminated by either Cantor Fitzgerald or the Company upon ten days’ notice. We are subject to certain restrictions on our ability to offer and sell shares of our common stock under the Sales Agreement. To date, we have not offered or sold any shares of common stock under the Sales Agreement

Warrant Exercises

On May 21, 2017, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of warrants to purchase shares of common stock that we issued in June 2016 (the “2016 Warrants”) and warrants to purchase shares of common stock that we issued in January 2014 (the “2014 Warrants,” and together with the 2016 Warrants, the “Original Warrants”). The Exercising Holders owned, in the aggregate, Original Warrants exercisable for 22,059 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Original Warrants with respect to 21,500 shares of our common stock underlying such Original Warrants for a reduced exercise price equal to $76.00 per share (the “Reduced Exercise Price”). The Exercising Holders also subsequently exercised their Original Warrants for the remaining 559 shares of our common stock underlying such Original Warrants for the Reduced Exercise Price. In connection with the execution of the Exercise Agreements, we issued to each Exercising Holder a new warrant (each, a “New Warrant”) to purchase shares of our common stock equal to the number of shares of our common stock received by such Exercising Holder upon exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants are substantially similar to the terms of the Original Warrants, except that the New Warrants (i) became exercisable immediately upon issuance for a period of five years from the closing date of the Exercise Agreements; (ii) have an exercise price equal to $120.00 per share and (iii) included revised language providing that the holders’ right to require the Company to purchase the outstanding New Warrants upon the occurrence of certain fundamental transactions will not apply if the fundamental transaction is a result of a transaction that has not been approved by the Board and that in the event the Company does not have an effective registration statement registering the issuance of the underlying shares of our common stock to the holders, there is no circumstance that would require the Company to net cash settle the outstanding New Warrants. The net proceeds to the Company from the exercise of the New Warrants by the Exercising Holders, after deducting financial advisory fees and expenses and our offering expenses, were approximately $1.5 million.

2017 Registered Direct Offering

On November 3, 2017, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 66,667 shares of our common stock and warrants to purchase up to 33,334 shares of our common stock for gross proceeds of approximately $4.0 million under the 2017 Shelf Registration Statement (the “2017 Registered Direct Offering”). We also issued warrants to purchase up to 800 shares of common stock in a private placement to Roth Capital Partners, LLC as compensation for its services as a placement agent in connection with the 2017 Registered Direct Offering. The 2017 Registered Direct Offering closed on November 6, 2017. The net proceeds to the Company from the 2017 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $3.6 million.

2018 Registered Direct Offering and 2018 Private Placement

On September 20, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 98,454 shares of our common stock and pre-funded warrants to purchase up to 14,624 shares of our common stock for gross proceeds of approximately $1.5 million under the 2017 Shelf Registration Statement (the “2018 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 113,077 shares of our common stock (the “2018 Private Placement”). Additionally, we issued warrants to purchase up to 6,785 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the 2018 Registered Direct Offering and the 2018 Private Placement. The 2018 Registered Direct Offering and the 2018 Private Placement closed on September 25, 2018. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.2 million.

2019 Underwritten Offering

On January 14, 2019, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC relating to an underwritten public offering of 429,616 shares of our common stock for gross proceeds of approximately $1.1 million under the 2017 Shelf Registration Statement. The offering price to the public in the 2019 Underwritten Offering was $2.60 per share, and H.C. Wainwright & Co., LLC agreed to purchase the shares in the 2019 Underwritten Offering from the Company pursuant to the underwriting agreement at a price of $2.418 per share. Additionally, we issued warrants to purchase up to 25,777 shares of our common stock in a private placement to the H.C. Wainwright & Co., LLC as compensation for its services as underwriter in connection with the 2019 Underwritten Offering. The 2019 Underwritten Offering closed on January 17, 2019. The net proceeds to the Company from the 2019 Underwritten Offering, after deducting the underwriting discounts and commissions and expenses and the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the underwriter warrants, were approximately $0.9 million.

January 2019 Registered Direct Offering and January 2019 Private Placement

On January 18, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 648,233 shares of our common stock for gross proceeds of approximately $1.7 million under the 2017 Shelf Registration Statement. In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 324,117 shares of our common stock. Additionally, we issued warrants to purchase up to 38,894 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the 2019 Registered Direct Offering and the January 2019 Private Placement. The January 2019 Registered Direct Offering and the January 2019 Private Placement closed on January 23, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.5 million.

March 2019 Registered Direct Offering

On March 12, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 712,910 shares of our common stock for gross proceeds of approximately $18.5 million under the 2017 Shelf Registration Statement. Additionally, we issued warrants to purchase up to 42,775 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the March 2019 Registered Direct Offering. The March 2019 Registered Direct Offering closed on March 14, 2019. The net proceeds to us from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $17.0 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any material off-balance sheet arrangements.

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

Concentration of Credit Risk — Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2018, $0.8 million of our cash balances was not covered by the FDIC. As of December 31, 2017, we had approximately $6.0 million in cash on-hand, of which approximately $5.7 million was not covered by the FDIC. To date, the Company has not incurred any losses on its cash balances.

Long Lived Assets — Our long-lived assets consist of furniture, fixtures and equipment, and a technology license. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by a comparison of the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Intangible Assets/Impairment of Long-Lived Assets — Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable. The license agreement with MD Anderson was mutually terminated on December 18, 2018, and the Company fully impaired the license as of December 31, 2018. The Company did not have any impairments in 2017. As of December 31, 2017, other assets totaled $0.8 million, comprised of $2.5 million in value acquiring our technology license and our intellectual property, less accumulated amortization of $1.7 million.

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

For the year ended December 31, 2018, we had $4.6 million of costs classified as research and development expense. For the year ended December 31, 2017, we had $5.5 million of costs classified as research and development expense.

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

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The new standard provides comprehensive guidance for recognizing revenue as goods or services are delivered to the customer in an amount that is expected to be earned from those same goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method of adoption and determined that it did not have a material effect on our consolidated financial statements as the Company currently does not have significant contracts with customers.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Management has evaluated the adoption of the new standard and determined that its ROU asset and lease liability will not have a material impact on the Company’s consolidated financial statements. The FASB also issued ASU No. 2018-11, Lease-Targeted Improvements (Topic 842). The update allows companies to use the effective date of the new lease standard as the date of initial application on transition and not apply the new lease standard in the comparative prior periods included in their financial statements in the year of adoption. The update also gives entities the option not to separate non-lease components from the associated lease components when certain criteria are met. Management notes the implementation of this update will not have a significant impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. The new standard requires an entity to apply modification accounting provisions if the value, vesting conditions or classification of the award changes. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard on January 1, 2018 on a prospective basis and determined that it did not have a significant impact on our consolidated financial statements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of the new standard applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. Part II of the new standard replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Management early adopted the new standard during fiscal year 2017 and notes the adoption did not have a significant impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Management is currently evaluating the impact of future adoption of the new standard on the Company’s consolidated financial statements.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. The new standard provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The update also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. The Company early adopted this standard effective December 31, 2018 and notes that it did not a significant impact on our consolidated financial statements as the Company currently does not have significant collaborative agreements in place.

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

Our management, including our Chief Executive Officer (who is also our Chief Financial Officer), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Following this review and evaluation, due to the material weakness in our internal control over financial reporting discussed below, our management determined that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective as it relates to an input in our clinical trial expense accrual to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2018. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer (who is also our Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2018. Based on this evaluation, management believes that, as of December 31, 2018, our internal control over financial reporting was not effective due to a material weakness in our internal control over financial reporting relating to the design of our controls to prevent a misstatement resulting from the information and communication between our clinical and finance personnel as it relates to an input for our clinical trial expense accrual.

Our management is committed to the planning and implementation of remediation efforts to address the material weakness in our internal control over financial reporting described above. These remediation efforts are in process and include improving communication between our clinical and finance personnel in addition to using a report to substantiate the input used in our clinical trial expense accrual. These remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. When fully implemented and operational, our management believes that these measures will appropriately remediate the material weakness and strengthen our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the material weakness noted above, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As identified above under “Management’s Report on Internal Control over Financial Reporting,” a material weakness was identified in our internal control over financial reporting as of December 31, 2018. Our plans for remediating such material weakness, which would constitute changes in our internal control over financial reporting prospectively, are also enumerated above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our current directors and officers are set forth below:

Name	Age	Position - Committee

Peter H. Nielsen	70	Chief Executive Officer; President; Chief Financial Officer; Treasurer; Chairman of the Board; Director

Heath W. Cleaver, CPA	45	Director – Audit Committee (Chair); Compensation Committee; Nominating/Corporate Governance Committee (Chair)

Mark P. Colonnese	63	Director – Audit Committee; Compensation Committee (Chair); Nominating/Corporate Governance Committee

Douglas P. Morris	63	Director; Director of Investor Relations; Secretary

Paul D. Aubert	49	Director – Audit Committee

Our current directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified.

Background Information

Peter H. Nielsen. Mr. Nielsen co-founded Bio-Path and has served as Bio-Path’s President, Chief Executive Officer, Chief Financial Officer/Treasurer and Chairman of the Board since 2008. At the time of Bio-Path’s establishment in 2007, Mr. Nielsen licensed technology and targets from The University of Texas, MD Anderson Cancer Center and coordinated preclinical development, optimization and manufacturing of Bio-Path’s lead drug candidate, prexigebersen. Since that time, Mr. Nielsen has led the clinical advancement of prexigebersen into Phase 2 studies, the introduction of additional pipeline candidates and the Company’s public market debut. Prior to co-founding Bio-Path, Mr. Nielsen worked with several other companies, leading turnarounds and developing and executing on strategies for growth. Mr. Nielsen previously served as a director of Synthecon, Inc., a company developing 3D cell culture technology. Before entering the biotechnology sector, Mr. Nielsen was a lieutenant in the U.S. Naval Nuclear Power program where he was director of the physics department and was employed at Ford Motor Company in product development. Mr. Nielsen has a broad background in senior management and has significant negotiating experience. He holds engineering, mathematics and M.B.A. finance degrees from the University of California at Berkeley.

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

Mark P. Colonnese. Mr. Colonnese has served as a director of Bio-Path since 2017. Since September 2018, Mr. Colonnese has served as the Chief Financial Officer of Covanos, Inc., a private biotechnology company focused on cardiovascular diagnostics. From 2015 to February 2018, Mr. Colonnese served as Executive Vice President & Chief Financial Officer of Aviragen Therapeutics, Inc., a Nasdaq-listed biotechnology company focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. Mr. Colonnese previously served as Chief Financial Officer of Stealth Biotherapeutics Inc. from 2014 to 2015 and as Executive Vice President & Chief Financial Officer of Transgenomic, Inc. from 2012 to 2014. From 1999 to 2012, Mr. Colonnese served in various roles at Salutria Pharmaceuticals, LLC and its predecessor company, AtheroGenics, Inc., including as Executive Vice President; Commercial Operations and Chief Financial Officer, and Senior Vice President, Finance and Administration. Mr. Colonnese holds a B.S. magna cum laude in Accounting from Ithaca College and an M.B.A. from Fairleigh Dickinson University.

Paul D. Aubert. Mr. Aubert was appointed to the Board on February 1, 2018. Mr. Aubert is currently Senior Vice President & General Counsel of Anthem Vault, Inc., a gold retail and vaulting business, and also serves as Senior Vice President & General Counsel of AnthemGold, Inc. and Hercules SEZC, positions he has held since March 2018.  From June 2014 to March 2018, he practiced law in a solo law practice and also served as part-time General Counsel to his current employers.  From February 2012 through May 2014, Mr. Aubert served as General Counsel of Pernix Therapeutics Holdings, Inc., a Nasdaq-listed specialty pharmaceutical company. Before that, he was a Shareholder in the Corporate and Securities practice group at Winstead PC, a national law firm headquartered in Dallas, Texas, from 2007 to 2012. Mr. Aubert also served as an attorney in the Corporate and Securities practice groups of several national and international law firms prior to joining Winstead in 2004, including at Andrews Kurth LLP from 1999 to 2004, Weil, Gotshal & Manges LLP from 1998 to 1999 and Jones Walker LLP from 1996 to 1998. Mr. Aubert holds a Juris Doctor and an M.B.A. from Tulane University in New Orleans, Louisiana and a B.A. in History from Louisiana State University - Baton Rouge.

Douglas P. Morris. Mr. Morris is a co-founder of Bio-Path and has served as a director of Bio-Path since 2007 and served as an officer from 2007 to June 2014. Mr. Morris also currently serves as the Director of Investment Relations and the Secretary of Bio-Path. Mr. Morris previously served as a co-founder, Managing Member, and Secretary of nCAP Holdings, LLC (nCAP), a privately held technology based company from September 2013 to January 2016. Between 1993 and 2010, Mr. Morris was an officer and director of Celtic Investment, Inc., a financial services company. Mr. Morris has owned and operated Hyacinth Resources, LLC (“Hyacinth”), a business-consulting firm since 1990 and is also a Managing Member of Sycamore Ventures, LLC, a privately held consulting firm. Mr. Morris has a B.A. from Brigham Young University, and attended the University of Southern California Master’s program in public administration.

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

Compensation Committee

The Compensation Committee’s role is to assist the Board in fulfilling its responsibilities relating to all forms of compensation of the Company's executive officers, administering the Company's incentive compensation plan and other benefits plans, including a deferred compensation plan, if applicable, and producing any required report on executive compensation for use in the Company's proxy statement or other public disclosure. The Compensation Committee operates under a written charter adopted by the Board. The Compensation Committee periodically assesses compensation of our executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company and such other companies into consideration. All decisions with respect to the compensation of our Chief Executive Officer are determined and approved either solely by the Compensation Committee or together with other independent directors, as directed by the Board. All decisions with respect to non-CEO executive compensation, and incentive-compensation and equity based plans are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval. In addition, the Compensation Committee will, as appropriate, review and approve public or regulatory disclosure respecting compensation, including required disclosures regarding executive compensation under Item 402 of Regulation S-K, and the basis on which performance is measured. The Compensation Committee has the authority to retain and compensate any outside adviser as it determines necessary to permit it to carry out its duties. The Compensation Committee has not to date engaged the services of any executive compensation consultant. The Compensation Committee may not form or delegate authority to subcommittees without the prior approval of the Board.

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

Scientific Advisory Board

The Scientific Advisory Board assists management and the Board on an advisory basis with respect to the research, development, clinical, regulatory and commercial plans and activities relating to research, manufacture, use and/or sale of our drug candidates and products. The Scientific Advisory Board meets on an ad hoc basis and may attend meetings of the Board at the Board’s request. The current members of the Scientific Advisory Board are Jorge Cortes, M.D, who serves as chairman, D. Craig Hooper, Ph.D., Anas Younes, M.D., and Jason Fleming, M.D.

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

To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner.

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

This section provides important information on our executive compensation programs for our named executive officers (“NEOs”). In fiscal year ended December 2018, our only NEO was Peter H. Nielsen, Chairman of the Board, Chief Executive Officer; Chief Financial Officer and President.

Summary Compensation Table

The following table sets forth information with respect to the compensation of our sole NEO for the fiscal years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Peter H. Nielsen, CEO,	2018	$490,000	$-	$181,711	$216	(2)	$671,927
CFO, President, Chairman, Director	2017	$475,000	$118,750	-	$208	(2)	$593,958

(1)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.

(2)	The amounts reported represent life insurance premiums paid by the Company for Mr. Nielsen.

Outstanding Equity Awards at December 31, 2018

The following table sets forth certain information with respect to outstanding stock option awards of our sole NEO for the fiscal year ended December 31, 2018.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mr. Nielsen (1)	7,500	-	-	$92.00	Aug 2023
Mr. Nielsen (2)	1,841	920	-	$550.00	April 2026
Mr. Nielsen (3)	-	6,500	-	$36.80	April 2028

(1)	All of these options granted are fully vested.

(2)	This option vests over a four-year period from the date of grant, April 5, 2016, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.

(3)	Such options vest over a four-year period from the date of grant, April 11, 2018, with one-fourth (1/4) of the shares vesting on the first anniversary of each such grant and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.

DIRECTOR COMPENSATION

The following table presents summary information for the year ended December 31, 2018 regarding the compensation of the members of our Board.

Name	Fees Earned or Paid in Cash		Option Awards		All Other Compensation		Total
Heath W. Cleaver	$31,500	(1)	$25,226	(2)	$63	(3)	$56,789
Mark P. Colonnese	$31,500	(1)	$25,226	(2)	$1,313	(3)	$58,039
Paul D. Aubert	22,000	(1)	$26,023	(2)	$-	(3)	$48,023
Douglas P. Morris (4)	$-		$25,226	(5)	$65,532	(6)	$90,758

(1)	These amounts reflect cash fees paid to or earned by our non-employee directors for attending Board or committee meetings during the year ended December 31, 2018.

(2)	During 2018, our non-employee directors who were eligible earned or received an annual grant of an option to purchase 1,000 shares of our common stock which was the only grant received by such directors during 2018, with the exception of Mr. Aubert, who received an annual grant of an option to purchase 875 shares of our common stock and also received a grant of an option to purchase 125 shares of our common stock upon his appointment to the Board on February 1, 2018. The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for assumptions made by us in such valuation.

(3)	The amounts reported represent amounts earned for Board services performed beyond the normal scope of their Board or committee responsibilities.

(4)	Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director and does not receive compensation for his services as a member of the Board.

(5)	Option awards granted to Mr. Morris reflect compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations.

(6)	This amount reflects compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations, which includes base salary and certain other benefits.

The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our directors as of December 31, 2018:

Director	Number of shares underlying outstanding options
Heath W. Cleaver	1,500
Mark P. Colonnese	1,125
Paul D. Aubert	1,000
Douglas P. Morris (1)	4,639

(1)	Mr. Morris’s outstanding options include 3,264 options earned while serving as an executive officer of the Company. Mr. Morris ceased serving in his officer capacities in June 2014. However, Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director.

Narrative to Director Compensation Table

In 2018, our non-employee directors received cash and equity compensation in accordance with our non-employee director compensation structure. Directors who are also employed by the Company do not receive compensation for services as a director. We amended our compensation structure for all non-employee directors on April 17, 2018. During 2018, our compensation structure for all non-employee directors was as follows:

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

Equity Compensation Program

Each non-employee director of the Board also receives as compensation an annual stock option grant (a “Grant”) of 1,000 shares of our common stock (the “Option Shares”). The exercise price of the Option Shares is determined by the Board and the Option Shares vest over a four-year period from the date of the Grant, with one-fourth (1/4) of the Option Shares vesting on the first anniversary of each such Grant, and the remaining Option Shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the Option Shares over the next three years, based on continuing service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned at March 15, 2019 by: (i) our sole NEO and each director; (ii) all executive officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock. The information in this table is based solely on statements in filings with the SEC or other reliable information.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Peter H. Nielsen (1) (2)	37,211	1.48%
Douglas P. Morris (1) (3)	11,972	*
Heath W. Cleaver (1) (4)	662	*
Mark P. Colonnese (1) (5)	308	*
Paul D. Aubert (1) (6)	258	*
All officers and directors as a group (7)	50,411	2.00%
Empery Asset Management, LP (8) 1 Rockefeller Plaza, Suite 1205 New York, New York 10020	163,000	6.50%
Sabby Management, LLC (9) 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458	237,637	9.48%

*Less than 1%

(1)	These are our NEOs and directors.

(2)	Includes 25,823 shares owned of record and 11,388 shares issuable upon the exercise of options that are exercisable within 60 days.

(3)	Includes 8,050 shares held by Hyacinth Resources, LLC and 121 shares held by Sycamore Ventures, LLC. Mr. Morris disclaims beneficial ownership of the shares held by Sycamore Ventures, LLC except to the extent of his pecuniary interest therein. Also includes 3,801 shares issuable upon the exercise of options that are exercisable within 60 days.

(4)	All 662 shares are issuable upon the exercise of options that are exercisable within 60 days.

(5)	All 308 shares are issuable upon the exercise of options that are exercisable within 60 days.

(6)	All 258 shares are issuable upon the exercise of options that are exercisable within 60 days.

(7)	Includes 33,994 shares owned of record and 16,417 shares issuable upon the exercise of options currently exercisable or will be exercisable within 60 days.

(8)	Based on a Schedule 13G filed with the SEC on January 24, 2019, Empery Asset Management, LP, Ryan M. Lane and Martin D. Hoe have shared voting and dispositive power with respect to these shares. Empery Asset Management, LP serves as investment manager of the funds holding such shares. Each of Ryan M. Lane and Martin D. Hoe is a managing member of Empery AM GP, LLC, the general partner of Empery Asset Management, LP.

(9)	Based on a Schedule 13G filed with the SEC on March 14, 2019, Sabby Management, LLC and Hal Mintz have shared voting and dispositive power with respect to these shares. Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Master Fund, Ltd. beneficially own 59,409 and 178,228 shares, respectively. The address of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. is 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. Sabby Management, LLC serves as the investment manager of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. Hal Mintz serves as the manager of Sabby Management, LLC.

Equity Compensation Plan Information

There are no equity compensation plans that have not been approved by our stockholders. The following table contains information about our equity compensation plans in effect as of December 31, 2018 (in thousands, except per share amount).

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	37	$112.60	40
Equity compensation plans not approved by stockholders	—	—	—

(1)	17 of the shares shown in this column as securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2018 that were granted under the First Amended Bio-Path Holdings, Inc. 2007 Stock Incentive Plan, as amended (the “2007 Stock Incentive Plan”). 20 of the shares shown in this column as securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2018 that were granted under the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”).

(2)	The shares shown in this column as remaining available for future issuance as of December 31, 2018 are all under the 2017 Stock Incentive Plan. The 2007 Stock Incentive Plan expired in January 2018.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended December 31, 2018 and December 31, 2017, BDO USA, LLP (“BDO”), as our independent registered public accounting firm during such time, billed the approximate fees set forth in the table below. The Board has considered the services provided by BDO and has concluded that such services are compatible with the independence of BDO as our principal accountants during such periods.

The table below sets forth the aggregate fees billed to the Company by BDO for services rendered in the fiscal years ended December 31, 2018 and December 31, 2017 (in thousands).

	December 31, 2018	December 31, 2017
Audit fees (1)	$230	$232
Audit-related fees (2)	—	—
Tax fees (3)	—	4
All other fees (4)	—	—
Total	$230	$236

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly filings, services associated with equity offerings, including with respect to registration statements filed by the Company, and services that are normally provided by BDO in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.

(2)	Audit-related fees consist of fees billed by BDO for assurance and related services. These fees include services provided in conjunction with due diligence services and employee benefit plan audits.

(3)	Tax fees consist of fees billed for professional services rendered by BDO for state and federal tax compliance and advice, and tax planning.

(4)	All other fees consist of fees billed by BDO for professional services other than those relating to audit fees, audit-related fees and tax fees.

Pre-Approval Policies and Procedures

The Audit Committee has not adopted any blanket pre-approval policies and procedures. Instead, the Audit Committee will pre-approve the provision of all audit or non-audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits.

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.2	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).

3.4	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

4.2	Warrant Agreement, dated April 25, 2008, by and between the Company and Randeep Suneja, M.D. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2014).

4.3	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K on January 21, 2014).

4.4	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).

4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016).

4.6	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017).

4.7	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2017).

4.8	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017).

4.9	Form of Warrant issued to Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018).

4.11	Form of Series A Warrant issued to certain investors (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 21, 2018).

4.12	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).

4.13	Form of Underwriter Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).

4.14	Form of Series A Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019).

4.15*	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees.

4.16	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019).

10.1+	Employment Agreement – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

10.2+	Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 10, 2008).

10.3+	First Amendment to First Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013).

10.4	Patent and Technology License Agreement, dated as of November 2, 2007, by and between the Company and the Board of Regents of The University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.5	Amendment No. 1 to the Patent and Technology Agreement, dated as of May 11, 2009, by and between the Company and the Board of Regents of the University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013).

10.6	Form of Securities Purchase Agreement by and between the Company, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).

10.7	Form of Waiver, Consent and Amendment to that certain Securities Purchase Agreement by and between Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 21, 2014).

10.8+	First Amendment to Employment Agreement, dated March 26, 2014 – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014).

10.9	Lease Agreement dated April 16, 2014 by and between the Company and Pin Oak North Parcel TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2014).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2015).

10.11	Controlled Equity OfferingSM Sales Agreement, dated June 24, 2015, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 25, 2015).

10.12	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).

10.13	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017).

10.14	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017).

10.15	Form of Leak-Out Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2017).

10.16+	Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.17	Form of Incentive Stock Option Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.18	Form of Non-Qualified Stock Option Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.19	Form of Restricted Share Unit Award Agreement (Time-Vested) under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.20	Form of Restricted Share Unit Award Agreement (Performance-Based) under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.21	Form of Restricted Share Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.22	Form of Stock Appreciation Right Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.23	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018).

10.24	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019).

10.25	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019).

21.1	Subsidiaries of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

23.1*	Consent of BDO USA, LLP.

31*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

32**	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: March 19, 2019	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 19, 2019	President/Chief Executive Officer/ Chief Financial Officer/	/s/ Peter H. Nielsen
	Principal Accounting Officer/Director	Peter H. Nielsen

March 19, 2019	Director	/s/ Heath W. Cleaver
Heath W. Cleaver

March 19, 2019	Director	/s/ Mark P. Colonnese
Mark P. Colonnese

March 19, 2019	Director	/s/ Paul D. Aubert
Paul D. Aubert

March 19, 2019	Director	/s/ Douglas P. Morris
Douglas P. Morris

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Bio-Path Holdings, Inc.

Bellaire, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Path Holdings, Inc. (the “Company”) and subsidiary as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Salt Lake City, Utah

March 19, 2019

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of December 31,	As of December 31,
	2018	2017

Assets

Current assets
Cash	$1,004	$5,965
Prepaid drug product for testing	332	1,117
Other current assets	593	353

Total current assets	1,929	7,435

Fixed assets
Furniture, fixtures & equipment	998	984
Less accumulated depreciation	(592)	(330)
	406	654

Other assets
Technology license	-	2,500
Less accumulated amortization	-	(1,731)
	-	769

Total Assets	$2,335	$8,858

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$813	$52
Accrued expenses	304	739

Total current liabilities	1,117	791

Total Liabilities	1,117	791

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 680 and 567 shares issued and outstanding, respectively	1	1
Additional paid in capital	48,957	47,223
Accumulated deficit	(47,740)	(39,157)

Total shareholders' equity	1,218	8,067

Total Liabilities & Shareholders' Equity	$2,335	$8,858

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017

Revenue	$-	$37

Operating expenses

Research and development	4,603	5,480
General and administrative	3,379	3,523
Impairment of technology license	608	-

Total operating expenses	8,590	9,003

Net operating loss	(8,590)	(8,966)

Other income (loss)
Change in fair value of warrant liability	-	2,374
Loss on extinguishment of warrant liability	-	(440)
Interest income	7	9

Total other income	7	1,943

Net loss	$(8,583)	$(7,023)

Deemed dividend related to warrant conversion	-	(1,038)

Net loss attributable to common stockholders	$(8,583)	$(8,061)

Net loss per share, basic and diluted	$(14.38)	$(15.99)

Basic and diluted weighted average number of common shares outstanding	597	504

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017

Cash flow from operating activities

Net loss	$(8,583)	$(7,023)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	161	160
Depreciation	265	251
Stock-based compensation	554	793
Impairment of technology license	608	-
Change in fair value of warrant liability	-	(2,374)
Loss on extinguishment of warrant liability	-	440
(Increase) decrease in assets
Prepaid drug product for testing	785	(741)
Other current assets	(240)	549
Increase (decrease) in liabilities
Accounts payable and accrued expenses	326	(12)

Net cash used in operating activities	(6,124)	(7,957)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(17)	(538)

Net cash used in investing activities	(17)	(538)

Cash flow from financing activities

Net proceeds from sale of common stock	1,180	3,567
Net proceeds from exercise of warrants	-	1,518

Net cash provided by financing activities	1,180	5,085

Net decrease in cash	(4,961)	(3,410)

Cash, beginning of period	5,965	9,375

Cash, end of period	$1,004	$5,965

Supplemental disclosure of non-cash activities

Non-cash financing activities
Warrants transferred to equity upon modification	$-	$797
Conversion of warrant liability to equity	$-	$175

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2016	478	$-	$40,374	$(32,134)	$8,240

Issuance of common stock, net of fees	67	1	3,566		3,567
Exercise of warrants	22	-	1,518		1,518
Warrants transferred to equity upon modification			797		797
Conversion of warrant liability to equity			175		175
Stock-based compensation			793		793
Deemed dividend related to warrant modification			(1,038)		(1,038)
Modification of warrant exercise price			1,038		1,038
Net loss				(7,023)	(7,023)

Balance at December 31, 2017	567	1	47,223	(39,157)	8,067

Issuance of common stock, net of fees	113	-	1,180		1,180
Stock-based compensation			554		554
Net loss				(8,583)	(8,583)

Balance at December 31, 2018	680	$1	$48,957	$(47,740)	$1,218

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Path Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Unless the context requires otherwise, references in these Notes to the Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a neutral charged lipid bilayer. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of proteins in blood diseases and solid tumors. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, we currently have three antisense drug candidates in development to treat at least five different cancer disease indications.

Bio-Path Subsidiary was founded in May 2007 as a Utah corporation. In February 2008, Bio-Path Subsidiary completed a reverse merger with the Company, which at the time was traded over the counter and had no current operations. The prior name of Company was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path Subsidiary became the directors and officers of Bio-Path Holdings, Inc. The Company’s operations to date have been limited to organizing and staffing the Company, acquiring, developing and securing its technology and undertaking product development for a limited number of product candidates.

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

In June 2016, the Company entered into a securities purchase agreement with certain healthcare focused institutional investors pursuant to which the Company agreed to sell an aggregate of 29,412 shares of the Company’s common stock and warrants (the “2016 Registered Warrants”) to purchase up to 14,706 shares of the Company’s common stock for gross proceeds of approximately $10.0 million (the “2016 Registered Direct Offering”). The 2016 Registered Direct Offering closed on July 5, 2016. The Company also issued warrants (the “2016 Placement Warrants,” and together with the 2016 Registered Warrants, the “2016 Warrants”) to purchase up to 1,250 shares of the Company’s common stock in a private placement to H.C. Wainwright & Co., LLC and its designees as compensation for its services as a placement agent in connection with the 2016 Registered Director Offering.

In May 2017, the Company entered into Warrant Exercise Agreements (the “Exercise Agreements”) with certain holders (the “Exercising Holders”) of the 2016 Registered Warrants and warrants to purchase shares of common stock that we issued in January 2014 (the “2014 Warrants,” and together with the 2016 Warrants, the “Original Warrants”). The Exercising Holders owned, in the aggregate, Original Warrants exercisable for 22,059 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Original Warrants with respect to 21,500 shares of our common stock underlying such Original Warrants for a reduced exercise price equal to $76.00 per share (the “Reduced Exercise Price”). The Exercising Holders also subsequently exercised their Original Warrants for the remaining 559 shares of our common stock underlying such Original Warrants for the Reduced Exercise Price. In connection with the execution of the Exercise Agreements, we issued to each Exercising Holder a new warrant (each, a “New Warrant”) to purchase shares of our common stock equal to the number of shares of our common stock received by such Exercising Holder upon exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants are substantially similar to the terms of the Original Warrants, except that the New Warrants (i) became exercisable immediately upon issuance for a period of five years from the closing date of the Exercise Agreements; (ii) have an exercise price equal to $120.00 per share and (iii) included revised language substantially similar to the language in the Warrant Amendments described below regarding fundamental transactions and net cash settlement. As noted below, this modified language results in the New Warrants qualifying for equity treatment on the Company’s Consolidated Balance Sheet. The net proceeds to the Company from the exercise of the New Warrants by the Exercising Holders, after deducting financial advisory fees and expenses and our offering expenses, were approximately $1.5 million.

In June 2017, the Company entered into amendments (the “Warrant Amendments”) with holders (the “Holders”) of the remaining 2016 Warrants, which amended the terms of their 2016 Warrants exercisable for 6,398 shares of our common stock. The Warrant Amendments provide that (i) the Holders’ right to require the Company to purchase the outstanding warrants upon the occurrence of certain fundamental transactions will not apply if the fundamental transaction is a result of a transaction that has not been approved by the Board of Directors and (ii) in the event the Company does not have an effective registration statement registering the issuance of the underlying shares of our common stock to the Holders, there is no circumstance that would require the Company to net cash settle the outstanding warrants. As such, the changes made in the Warrant Amendments allow for equity treatment of the remaining 2016 Warrants. As a result of the Exercise Agreements and the Warrant Amendments, the Company’s Warrant Liability was extinguished, allowing the New Warrants and the remaining 2016 Warrants, as amended, to be treated as equity for all filings beginning with the quarter ended June 30, 2017.

The Exercise Agreements for the 2014 Warrants resulted in the holders receiving $1.0 million in incremental value over the value of the warrants at the exchange date. This incremental value was recorded as a deemed dividend in additional paid-in capital due to the absence of retained earnings and increased the net loss available to common stockholders on the Consolidated Statements of Operations. The Exercise Agreements for the 2016 Registered Warrants resulted in warrants with a fair value of $0.4 million being extinguished and resulted in the recognition of a loss on extinguishment of warrants of $0.4 million. Additionally, the Warrant Amendments resulted in the reclassification of the remaining 2016 Warrants with a fair value of $0.2 million from liability presentation to equity treatment on the Consolidated Balance Sheet.

In November 2017, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 66,667 shares of our common stock and warrants to purchase up to 33,334 shares of our common stock for gross proceeds of approximately $4.0 million under our effective shelf registration statement on Form S-3 (File No. 333-2152051) (the “2017 Shelf Registration Statement”), which became effective on January 9, 2017 (the “2017 Registered Direct Offering”). We also issued warrants to purchase up to 800 shares of common stock in a private placement to Roth Capital Partners, LLC as compensation for its services as a placement agent in connection with the 2017 Registered Direct Offering. The 2017 Registered Direct Offering closed on November 6, 2017. The net proceeds to the Company from the 2017 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $3.6 million.

On September 20, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 98,454 shares of our common stock and pre-funded warrants to purchase up to 14,624 shares of our common stock for gross proceeds of approximately $1.5 million under the 2017 Shelf Registration Statement (the “2018 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 113,077 shares of our common stock (the “2018 Private Placement”). Additionally, we issued warrants to purchase up to 6,785 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the 2018 Registered Direct Offering and the 2018 Private Placement. The 2018 Registered Direct Offering and the 2018 Private Placement closed on September 25, 2018. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.2 million.

On January 14, 2019, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC relating to an underwritten public offering of 429,616 shares of our common stock for gross proceeds of approximately $1.1 million under the 2017 Shelf Registration Statement (the “2019 Underwritten Offering”). The offering price to the public in the 2019 Underwritten Offering was $2.60 per share, and H.C. Wainwright & Co., LLC agreed to purchase the shares in the 2019 Underwritten Offering from the Company pursuant to the underwriting agreement at a price of $2.418 per share. Additionally, we issued warrants to purchase up to 25,777 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as underwriter in connection with the 2019 Underwritten Offering. The 2019 Underwritten Offering closed on January 17, 2019. The net proceeds to the Company from the 2019 Underwritten Offering, after deducting the underwriting discounts and commissions and expenses and the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the underwriter warrants, were approximately $0.9 million.

On January 17, 2019, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-20, and our common stock began trading on the split-adjusted basis on the Nasdaq Capital Market at the commencement of trading on January 18, 2019. All common stock share and per share amounts in our consolidated financial statements have been adjusted to give effect to the 1-for-20 reverse stock split.

On January 18, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 648,233 shares of our common stock for gross proceeds of approximately $1.7 million under the 2017 Shelf Registration Statement (the “January 2019 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 324,117 shares of our common stock (the “January 2019 Private Placement”). Additionally, we issued warrants to purchase up to 38,894 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the 2019 Registered Direct Offering and the 2019 Private Placement. The 2019 Registered Direct Offering and the 2019 Private Placement closed on January 23, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.5 million.

On March 12, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 712,910 shares of our common stock for gross proceeds of approximately $18.5 million under the 2017 Shelf Registration Statement (the “March 2019 Registered Direct Offering”). Additionally, we issued warrants to purchase up to 42,775 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the March 2019 Registered Direct Offering. The March 2019 Registered Direct Offering closed on March 14, 2019. The net proceeds to us from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $17.0 million.

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

Revenue Recognition — We have not generated significant revenues to date. During 2016, the Company entered into a fixed fee service agreement with a preclinical stage biotechnology company in connection with a development project involving our DNAbilize® technology, pursuant to which we agreed to perform certain evaluation services in exchange for $50,000. As of December 31, 2017, the Company completed its obligations and recorded $50,000 in revenue under the agreement.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk — Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2018, approximately $0.8 million of our cash balances was not covered by the FDIC. As of December 31, 2017, we had approximately $6.0 million in cash on-hand, of which approximately $5.7 million was not covered by the FDIC. To date, the Company has not incurred any losses on its cash balances.

Furniture, fixtures and equipment — Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $0.3 million for both the years ended December 31, 2018 and 2017, respectively.

The estimated useful lives are as follows:

Computers and equipment – 3 years

Furniture and fixtures – 7 years

Scientific equipment –7 years

Leasehold improvements – Lesser of useful life or lease term

Major additions and improvements are capitalized, while costs for minor replacements, maintenance, and repairs that do not increase the useful life of an asset are expensed as incurred.

Long Lived Assets — Our long-lived assets consist of furniture, fixtures and equipment, leasehold improvements and a technology license. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by a comparison of the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Intangible Assets/Impairment of Long-Lived Assets — Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable. The license agreement was mutually terminated on December 18, 2018, and the Company fully impaired the license as of December 31, 2018. The Company did not have any impairments in 2017. As of December 31, 2017, other assets totaled $0.8 million, comprised of $2.5 million in value acquiring our technology license and our intellectual property, less accumulated amortization of $1.7 million.

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

For the years ended December 31, 2018 and 2017, we had $4.6 million and $5.5 million of costs classified as research and development expense, respectively.

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

Net Loss Per Share — Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2018 and 2017, no potential common shares shall be included in the computation of any diluted per-share amount when a loss exists, as it would be anti-dilutive. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2018 and 2017. The calculation of diluted earnings per share for 2018 did not include 15,286 shares and 183,714 shares issuable pursuant to the exercise of vested common stock options and outstanding warrants, respectively, as of December 31, 2018 as the effect would be anti-dilutive. The calculation of diluted earnings per share for 2017 did not include 28,102 shares and 63,889 shares issuable pursuant to the exercise of vested common stock options and outstanding warrants, respectively, as of December 31, 2017 as the effect would be anti-dilutive.

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

The Company has experienced significant losses since its inception, including net losses of $8.6 million and $7.0 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had an accumulated deficit of $47.7 million and $1.0 million in cash and cash equivalents. The Company has no debt commitments. Substantially all of the Company’s net losses have resulted from costs incurred in connection with its research and development activities and its general and administrative expenses to support operations. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year. We believe that our available cash, together with the net proceeds received from the 2019 Underwritten Offering of $0.9 million, the January 2019 Registered Direct Offering of $1.5 million and the March 2019 Registered Direct Offering of $17.0 million, will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the issuance of these financial statements.

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

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The new standard provides comprehensive guidance for recognizing revenue as goods or services are delivered to the customer in an amount that is expected to be earned from those same goods or services. The Company adopted the standard on January 1, 2018 using the modified retrospective method of adoption and determined that it did not have a material effect on our consolidated financial statements as the Company currently does not have significant contracts with customers.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company expects the right of use ("ROU") asset will be the present value of the remaining lease payments as noted in Note 13 - Commitments and Contingencies. Management has evaluated the adoption of the new standard and determined that its ROU asset and lease liability will not have a material impact on the Company’s consolidated financial statements. The FASB also issued ASU No. 2018-11, Lease-Targeted Improvements (Topic 842). The update allows companies to use the effective date of the new lease standard as the date of initial application on transition and not apply the new lease standard in the comparative prior periods included in their financial statements in the year of adoption. The update also gives entities the option not to separate non-lease components from the associated lease components when certain criteria are met.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. The new standard requires an entity to apply modification accounting provisions if the value, vesting conditions or classification of the award changes. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard on January 1, 2018 on a prospective basis and determined that it did not have a significant impact on our consolidated financial statements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of the new standard applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. Part II of the new standard replaces the indefinite deferrals for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Management early adopted the new standard during fiscal year 2017 and notes the adoption did not have a significant impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Management is currently evaluating the impact of future adoption of the new standard on the Company’s consolidated financial statements.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. The new standard provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The update also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. The Company early adopted this standard effective December 31, 2018 and notes that it did not a significant impact on our consolidated financial statements as the Company currently does not have significant collaborative agreements in place.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company made payments to its contract drug manufacturing and raw material suppliers totaling $1.1 million in late 2016 and all of 2017 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in two Phase 2 clinical trials and Bcl-2 for testing in a Phase 1 clinical trial. This amount was carried on the Balance Sheet as of December 31, 2017 at cost as Prepaid Drug Product for Testing. The Company recognized certain expenses and incurred additional installment costs during 2018, with advanced payments totaling $0.3 million, which are carried on the Balance Sheet as of December 31, 2018 as Prepaid Drug Product for Testing (See Note 13).

4.	Other Current Assets

As of December 31, 2018, Other Current Assets included prepaid expenses of $0.6 million, comprised primarily of prepayments made for our clinical trial for prexigebersen in AML of $0.4 million, prepaid insurance of $0.1 million and other prepaid expenses of $0.1 million. As of December 31, 2017, Other Current Assets included prepaid expenses of $0.4 million, comprised primarily of prepayments made to the Company’s clinical research organization for our clinical trial for prexigebersen in CML of $0.2 million, prepaid insurance of $0.1 million and other prepaid expenses of $0.1 million

5.	Property and Equipment

The following table summarizes property and equipment as of December 31, 2018 and 2017:

		December 31,
	Estimated Useful Lives	2018	2017
	(in years)	(in thousands)
Leasehold improvements	2 to 3	$432	$432
Computers and office equipment	3	60	63
Furniture and fixtures	7	46	46
Scientific equipment	7	460	443
Total		998	984
Less: Accumulated depreciation		(592)	(330)
Net property and equipment		$406	$654

6.	Accounts Payable

As of December 31, 2018, Current Liabilities included accounts payable of $0.8 million, comprised primarily of amounts owed to the Company’s clinical research organizations for our clinical trials for prexigebersen in AML and CML of $0.3 million, preclinical expenses of $0.2 million, an annual license maintenance fee of $0.1 million, manufacturing costs of $0.1 million and other payables of $0.1 million. As of December 31, 2017, Current Liabilities included accounts payable of $0.1 million.

7.	Accrued Expense

As of December 31, 2018, Current Liabilities included accrued expenses of $0.3 million, comprised primarily of accrued preclinical expenses of $0.1 million, employee vacation and bonus expenses of $0.1 million and legal and professional fees of $0.1 million. As of December 31, 2017, Current Liabilities included accrued expenses of $0.7 million, comprised primarily of accrued clinical and preclinical expenses of $0.4 million, employee vacation and bonus expenses of $0.1 million, an annual license maintenance fee of $0.1 million and other accrued expenses of $0.1 million.

8.	Warrant Liability

In connection with the 2016 Registered Direct Offering, the Company issued warrants to purchase up to 14,706 shares of the Company’s common stock at $460.00 per share to certain healthcare focused institutional investors, as well as warrants to purchase up to 1,250 shares of the Company’s common stock at $492.00 per share to H.C. Wainwright & Co., LLC and its designees as compensation for its services as the placement agent. When issued, the 2016 Warrants contained a provision for net cash settlement in the event of certain fundamental transactions involving the Company (defined in the 2016 Warrants to include, among other things, the Company’s approval and consummation of a merger with another entity, the Company’s approval and consummation of the sale of all or substantially all of the Company’s assets or the occurrence of certain other change of control transactions). Due to this provision and in accordance with ASC 480-10 (Distinguishing Liabilities from Equity), the 2016 Warrants were classified as a liability and recorded at fair value as calculated using the Binomial Lattice Model.

As discussed in Note 1, certain of the 2016 Warrants were extinguished in 2017 as a result of the Exercise Agreements and resulted in recognition of a loss on extinguishment of warrants of $0.4 million. Additionally, warrants with a fair value of $0.2 million were reclassified to equity as a result of the Warrant Amendments. For the years ended December 31, 2018 and 2017, the net change in fair value of the 2016 Warrants of none and $2.4 million respectively, are shown as other income on the Company’s Consolidated Statements of Operations.

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

Issuances of Common Stock – On November 3, 2017, the Company entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 66,667 shares of our common stock and warrants to purchase up to 33,334 shares of our common stock for gross proceeds of approximately $4.0 million under the 2017 Registration Statement. We also issued warrants to purchase up to 800 shares of common stock in a private placement to Roth Capital Partners, LLC as compensation for its services as a placement agent in connection with the 2017 Registered Direct Offering. The 2017 Registered Direct Offering closed on November 6, 2017. The net proceeds to the Company from the 2017 Registered Direct Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $3.6 million.

On September 20, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 98,454 shares of our common stock and pre-funded warrants to purchase up to 14,624 shares of our common stock for gross proceeds of approximately $1.5 million under the 2017 Shelf Registration Statement (the “2018 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 113,077 shares of our common stock (the “2018 Private Placement”). Additionally, we issued warrants to purchase up to 6,785 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the 2018 Registered Direct Offering and the 2018 Private Placement. The 2018 Registered Direct Offering and the 2018 Private Placement closed on September 25, 2018. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.2 million.

Warrant Exercises – On May 21, 2017, the Company entered into the Exercise Agreements with the Exercising Holders of the Original Warrants to purchase up to 12,500 shares of common stock that we issued in January 2014. The Exercising Holders owned, in the aggregate, Original Warrants exercisable for 22,059 shares of our common stock. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that the Exercising Holders would exercise their Original Warrants with respect to 21,500 shares of our common stock underlying such Original Warrants for a reduced exercise price equal to $76.00 per share. The Exercising Holders also subsequently exercised their Original Warrants for the remaining 559 shares of our common stock underlying such Original Warrants for the Reduced Exercise Price. In connection with the execution of the Exercise Agreements, we issued to each Exercising Holder a New Warrant to purchase shares of our common stock equal to the number of shares of our common stock received by such Exercising Holder upon exercise of such Exercising Holder’s Original Warrants. The terms of the New Warrants are substantially similar to the terms of the Original Warrants, except that the New Warrants (i) became exercisable immediately upon issuance for a period of five years from the closing date of the Exercise Agreements; (ii) have an exercise price equal to $120.00 per share and (iii) included revised language substantially similar to the language in the Warrant Amendments described above regarding fundamental transactions and net cash settlement. The net proceeds to the Company from the exercise of the New Warrants by the Exercising Holders, after deducting financial advisory fees and expenses and our offering expenses, were approximately $1.5 million.

Stockholders’ Equity totaled $0.7 million as of December 31, 2018 compared to $8.1 million as of December 31, 2017. There were 680,115 shares of common stock issued and outstanding as of December 31, 2018. There were no preferred shares outstanding as of December 31, 2018.

11.	Stock-Based Compensation Plan

The 2017 Plan – On December 21, 2017, the Company’s stockholders approved the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the First Amended 2007 Stock Incentive Plan, as amended (the “2007 Plan,” and together with the 2017 Plan, the “Plans”). The 2007 Plan expired by its terms in January 2018, however, no awards were made under the 2007 Plan upon approval of the 2017 Plan. The 2017 Plan provides for the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Restricted Share Units, Stock Appreciation Rights, Performance-Based Awards and other stock-based awards, or any combination of the foregoing to the Company’s employees, non-employee directors and consultants. As of December 31, 2018, the total number of shares reserved and available for grant and issuance pursuant to the 2017 Plan is 60,000 shares, subject to the terms of the 2017 Plan. Under the 2017 Plan, the exercise price of awards is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options intended to qualify as qualified Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award under the 2017 Plan shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change of control, as defined in the 2017 Plan.

Stock option awards granted for the years 2018 and 2017 were estimated to have a weighted average fair value per share of $26.55 and $120.00, respectively. The fair value calculation is based on stock options granted during the year using the Black-Scholes option-pricing model on the date of grant. In addition, for all stock options granted, exercise price was determined based on the fair market value as determined by the closing stock price at the date of the grant. For stock options granted during 2018 and 2017 the following weighted average assumptions were used in determining fair value:

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

Option activity under the Plans for the year ended December 31, 2018, was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
		(per share)	(in years)
Year Ended December 31, 2018
Outstanding at December 31, 2017	32	$232.00	4.0	$-
Granted	20	34.60	9.3
Forfeited	-	-
Expired	(15)	267.20
Outstanding at December 31, 2018	37	$112.60	7.5	$-
Vested and expected to vest December 31, 2018	31	$124.60	7.2	$-
Exercisable at December 31, 2018	15	$181.00	5.1	$-

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount changes based on the fair market value of the Company’s stock.

Option activity under the Plans for the year ended December 31, 2017, was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
		(per share)	(in years)
Year Ended December 31, 2017
Outstanding at December 31, 2016	35	$266.00	5.2	$2,241
Granted	3	150.00	9.3
Forfeited	(4)	330.00
Expired	(2)	426.00
Outstanding at December 31, 2017	32	$232.00	4.0	$-
Vested and expected to vest December 31, 2017	31	$230.00	3.8	$-
Exercisable at December 31, 2017	28	$214.00	3.3	$-

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

Stock-Based Compensation Expense – Total stock-based compensation expense for the year ended 2018 was $0.6 million which consisted of research and development expense of $0.1 million and general and administrative expense of $0.5 million. As of December 31, 2018, future stock-based compensation expense for all outstanding unvested options was $0.8 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years. Total stock-based compensation expense for the year ended 2017 was $0.8 million which consisted of research and development expense of $0.3 million and general and administrative expense of $0.5 million.

12.	Warrants

A summary of warrants outstanding and exercisable as of December 31, 2018 (in thousands, except as noted):

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Year Issued	Outstanding	Life	Price	Exercisable	Price
		(in years)	(per share)		(per share)
2014	1	0.1	$948.00	1	$948.00
2016	6	3.0	466.26	6	466.26
2017 (Note 10)	56	3.7	55.63	56	55.63
2018 (Note 10)	120	5.2	19.20	-	-
	183	4.6	$52.24	63	$114.28

13.	Commitments and Contingencies

Operating Lease – In April 2014, the Company entered into a five-year lease agreement for administrative office space located in Bellaire, Texas. The term of the lease began on August 1, 2014 and terminates on July 31, 2019. The remaining lease payments due under this lease as of December 31, 2018 are $0.1 million.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and terminates on April 30, 2019 and requires Bio-Path to pay $2,500 per month over the term of the lease. In December 2018, we entered into an amendment to the agreement with the term of the extension beginning on May 1, 2019 and terminating on April 30, 2022 and will require Bio-Path to pay $2,575 per month over the term. The remaining lease payments due under the original lease and the lease extension as of December 31, 2018 are $0.1 million.

A summary of future payments under operating leases as of December 31, 2018:

For the Year Ending December 31,
(in thousands)
2019	$82
2020	31
2021	31
2022	10
Total	$154

Drug Supplier Project Plan – The amounts paid for manufacture of the Company’s Grb2 drug substance, prexigebersen, Bcl-2 drug substance and BP1002 drug product that have not been expensed total $0.3 million and are carried on the balance sheet as of December 31, 2018 as Prepaid Drug Product for Testing (See Note 3). Total commitments for the Company’s drug supplier project plan are $1.6 million as of December 31, 2018, comprised of $1.0 million to the manufacturer of prexigebersen and BP1002, $0.5 million for manufacture of our Grb2 and Bcl-2 drug substance and $0.1 million for manufacturing development. We expect to incur $1.0 million of these commitments over the next 12 months.

14.	Benefit Plan

The Company initiated a contribution savings plan under Section 401(k) of the Internal Revenue Code in 2016. Under the plan, all eligible employees may contribute up to the statutory allowable amount governed by the Internal Revenue Service for any calendar year. We make matching contributions equal to 100% of the first 3% and 50% of the next 2% of each employee’s base salary up to the allowable amount which is fully vested on the date the matching contributions are made. For the years ended December 31, 2018 and 2017, matching contributions totaled $35,000 and $47,000, respectively.

15.	Income Taxes

At December 31, 2018, the Company had a net operating loss carryforward for federal income tax purposes of $43.8 million, $35.8 million of which begins to expire in varying amounts in tax year 2026. $8.0 million of net operating losses, incurred after December 31, 2017, carryforward indefinitely. During the years ended December 31, 2018 and 2017, the Company raised additional equity capital. IRC Section 382 imposes certain limitations on the use of a net operating losses to offset future taxable income when an ownership change has occurred. The Company has yet to determine whether an ownership change occurred in 2018 or 2017. If an ownership change is determined to have occurred, additional limitations on the Company’s net operating losses incurred prior to the ownership change may apply. The Company has a research and development tax credit carryforward of $1.8 million for federal income tax purposes that begins to expire in varying amounts in tax year 2028.

In assessing the ability to realize its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers evidence such as the reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets. As such, a valuation allowance has been recorded to offset the Company’s net deferred tax assets at December 31, 2018. The Company recorded an increase in the valuation allowance of $1.8 million for the year ended December 31, 2018.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly changes corporate income tax laws in the U.S. including reducing the corporate income tax rate from a maximum of 35% to a flat rate of 21%, effective January 1, 2018. As a result of the reduction in the corporate income tax rate under the 2017 Tax Act, an adjustment was recorded in 2017 to the deferred tax asset of $4.9 million.

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2018 and 2017. The valuation balances were $11.4 million and $9.5 million at December 31, 2018 and 2017, respectively.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets – non-current

Accrued bonuses	$12	$-
Accrued vacation	15	17
Net operating loss (NOL) carryover	9,191	7,516
Technology license amortization	-	36
Research & development tax credits	1,780	1,542
Share based expense	310	387
Other	5	5
Fixed asset depreciation	50	15
Total deferred tax asset	11,363	9,518
Less: valuation allowance	(11,363)	(9,518)
Net deferred tax asset	-	-
Deferred tax liability- non-current	-	-
Net deferred tax asset	$-	$-

Reconciliation between income taxes at the statutory tax rate (21% to 34%) and the actual income tax provision for continuing operations follows:

	December 31,
	2018	2017	2016
	(in thousands)
Loss before income taxes	$(8,583)	$(7,023)	$(6,750)
Tax (benefit) at statutory tax rate	(1,802)	(2,388)	(2,295)
Effects of:
Exclusion of incentive stock option expense	47	86	117
R&D tax credits	(238)	(283)	(252)
Increase (decrease) in valuation allowance	1,845	(1,447)	3,001
FMV of warrants	-	(658)	(582)
Prior year adjustments	-	5	6
Carryforward adjustment	2	(252)	5
Stock option forfeitures	146	-	-
Rate change on net deferred tax asset	-	4,937	-
Provision for income taxes	$-	$-	$-

As of December 31, 2018, the Company had no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded as of the year ended December 31, 2018, and no interest or penalties have been accrued as of December 31, 2018 and 2017.

The Company’s open years for Internal Revenue Service (IRS) examination purposes due to normal statute of limitation are 2015, 2016 and 2017. However, since the Company has operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the Internal Revenue Code of 1986, as amended (the “code”), in order to redetermine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction was claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss was claimed. The Company is not currently under examination by the IRS or any other taxing authorities.

16.	Subsequent Events

On January 14, 2019, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC relating to an underwritten public offering of 429,616 shares of our common stock for gross proceeds of approximately $1.1 million under the 2017 Shelf Registration Statement. The offering price to the public in the 2019 Underwritten Offering was $2.60 per share, and H.C. Wainwright & Co., LLC agreed to purchase the shares in the 2019 Underwritten Offering from the Company pursuant to the underwriting agreement at a price of $2.418 per share. Additionally, we issued warrants to purchase up to 25,777 shares of our common stock in a private placement to the H.C. Wainwright & Co., LLC as compensation for its services as underwriter in connection with the 2019 Underwritten Offering. The 2019 Underwritten Offering closed on January 17, 2019. The net proceeds to the Company from the 2019 Underwritten Offering, after deducting the underwriting discounts and commissions and expenses and the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the underwriter warrants, were approximately $0.9 million.

On January 17, 2019, the Company effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-20, and our common stock began trading on the split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on January 18, 2019 (See Note 1).

On January 18, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 648,233 shares of our common stock for gross proceeds of approximately $1.7 million under the 2017 Shelf Registration Statement. In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 324,117 shares of our common stock. Additionally, we issued warrants to purchase up to 38,894 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the January 2019 Registered Direct Offering and the January 2019 Private Placement. The January 2019 Registered Direct Offering and the January 2019 Private Placement closed on January 23, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.5 million.

On March 12, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 712,910 shares of our common stock for gross proceeds of approximately $18.5 million under our effective shelf registration statement on Form S-3 (File No. 333-215205), which became effective on January 9, 2017. Additionally, we issued warrants to purchase up to 42,775 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the March 2019 Registered Direct Offering. The March 2019 Registered Direct Offering closed on March 14, 2019. The net proceeds to us from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $17.0 million.

