Form 10-Q
period 2019-03-31
BIO-PATH HOLDINGS INC
filed 2019-05-15
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-36333

Bio-Path Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0652870
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4710 Bellaire Boulevard, Suite 210, Bellaire, Texas	77401
(Address of principal executive offices)	(Zip Code)

(832) 742-1357
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BPTH	The Nasdaq Capital Market

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

At May 7, 2019, the Company had 2,831,356 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its wholly-owned subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2018, and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. Please refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2018, and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Forward-looking statements include, but are not limited to, statements about:

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of March 31,	As of December 31,
	2019	2018

Assets

Current assets
Cash	$19,276	$1,004
Prepaid drug product for testing	427	332
Other current assets	1,163	593

Total current assets	20,866	1,929

Fixed assets
Furniture, fixtures & equipment	998	998
Less accumulated depreciation	(658)	(592)
	340	406

Right of use operating assets	113	-

Total Assets	$21,319	$2,335

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$607	$813
Accrued expenses	456	304
Current portion of lease liabilities	54	-

Total current liabilities	1,117	1,117

Noncurrent lease liabilities	59	-

Total Liabilities	1,176	1,117

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-

Common stock, $.001 par value; 200,000 shares authorized; 2,814 and 680 shares issued and outstanding, respectively	3	1

Additional paid in capital	69,392	48,957
Accumulated deficit	(49,252)	(47,740)

Total shareholders' equity	20,143	1,218

Total Liabilities & Shareholders' Equity	$21,319	$2,335

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31
	2019	2018

Operating expenses

Research and development	$398	$932
General and administrative	1,122	987

Total operating expenses	1,520	1,919

Net operating loss	$(1,520)	$(1,919)

Other income (loss)
Interest income	8	3

Total other income	8	3

Net loss	$(1,512)	$(1,916)

Net loss per share, basic and diluted	$(0.89)	$(3.38)

Basic and diluted weighted average number of common shares outstanding	1,700	567

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flow from operating activities

Net loss	$(1,512)	$(1,916)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	157	124
Amortization of technology license	-	40
Amortization of right of use assets	28	-
Depreciation	66	66
(Increase) decrease in assets
Prepaid drug product for testing	(95)	(139)
Other current assets	(570)	23
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(54)	138
Lease liabilities	(28)	-

Net cash used in operating activities	(2,008)	(1,664)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	-	(17)

Net cash used in investing activities	-	(17)

Cash flow from financing activities

Net proceeds from sale of common stock	19,411	-
Net proceeds from exercise of warrants	869	-

Net cash provided by financing activities	20,280	-

Net increase (decrease) in cash	18,272	(1,681)

Cash, beginning of period	1,004	5,965

Cash, end of period	$19,276	$4,284

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	567	$1	$47,223	$(39,157)	$8,067

Stock-based compensation			124		124

Net loss				(1,916)	(1,916)

Balance at March 31, 2018	567	$1	$47,347	$(41,073)	$6,275

Balance at December 31, 2018	680	$1	$48,957	$(47,740)	$1,218

Issuance of common stock, net of fees	1,794	2	19,409		19,411

Exercise of warrants, net of fees	340	-	869		869

Stock-based compensation			157		157

Net loss				(1,512)	(1,512)

Balance at March 31, 2019	2,814	$3	$69,392	$(49,252)	$20,143

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements
for the Period Ended March 31, 2019

Unless the context requires otherwise, references in these Notes to the Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2018. The results of operations for the period ended March 31, 2019, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a neutral charged lipid bilayer. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, we currently have three antisense drug candidates in development to treat at least five different cancer disease indications.

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

On September 20, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell an aggregate of 98,454 shares of our common stock and pre-funded warrants to purchase up to 14,624 shares of our common stock for gross proceeds of approximately $1.5 million under our effective shelf registration statement on Form S-3 (File No. 333-2152051) (the “2017 Shelf Registration Statement”), which became effective on January 9, 2017 (the “2018 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 113,077 shares of our common stock (the “2018 Private Placement”). Additionally, we issued warrants to purchase up to 6,785 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the 2018 Registered Direct Offering and the 2018 Private Placement. The 2018 Registered Direct Offering and the 2018 Private Placement closed on September 25, 2018. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.2 million.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability initially measured at the present value of the lease payments on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In 2018, the FASB issued ASU 2018-01 and ASU 2018-11, which collectively adds two practical expedients and provides a second modified retrospective transition method in the year of adoption. Management adopted the new standard on January 1, 2019 using the modified retrospective transition approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. We elected the “package of practiced expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and indirect costs. We also elected the short-term lease exemption and therefore do not recognize a ROU assets or corresponding liability for lease agreements with an original term of 12 months or less. Consequently, prior year financials statements have not been updated and the disclosures required under the new standard have not been provided for periods prior to the adoption date. Upon adoption of the new standards, the Company recognized $0.1 million for ROU assets and corresponding lease liabilities on the consolidated balance sheet related to leases for office and lab space. The adoption of these ASU’s on January 1, 2019 did not have a significant impact on our consolidated financial statements.

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

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company made payments to its contract drug manufacturing and raw material suppliers totaling $0.3 million through 2018 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in two Phase 2 clinical trials and Bcl-2 for testing in a Phase 1 clinical trial. This amount was carried on the Balance Sheet as of December 31, 2018 at cost as Prepaid Drug Product for Testing. The Company incurred additional installment costs during 2019, with advanced payments totaling $0.4 million, which are carried on the Balance Sheet as of March 31, 2019 as Prepaid Drug Product for Testing (See Note 9).

4.	Other Current Assets

As of March 31, 2019, Other Current Assets included prepaid expenses of $1.2 million, comprised primarily of prepayments made for our clinical trial for prexigebersen in AML of $1.1 million and other prepaid expenses of $0.1 million. As of December 31, 2018, Other Current Assets included prepaid expenses of $0.6 million, comprised primarily of prepayments made for our clinical trial for prexigebersen in AML of $0.4 million, prepaid insurance of $0.1 million and other prepaid expenses of $0.1 million.

5.	Accounts Payable

As of March 31, 2019, Current Liabilities included accounts payable of $0.6 million, comprised primarily of amounts owed to the Company’s clinical research organizations for our clinical trials for prexigebersen in AML and CML of $0.3 million, legal expenses of $0.2 million and other payables of $0.1 million. As of December 31, 2018, Current Liabilities included accounts payable of $0.8 million, comprised primarily of amounts owed to the Company’s clinical research organizations for our clinical trials for prexigebersen in AML and CML of $0.3 million, preclinical expenses of $0.2 million, an annual license maintenance fee of $0.1 million, manufacturing costs of $0.1 million and other payables of $0.1 million.

6.	Accrued Expense

As of March 31, 2019, Current Liabilities included accrued expenses of $0.5 million, comprised primarily of accrued employee vacation and bonus expenses of $0.2 million, legal and professional fees of $0.1 million, clinical and preclinical expenses of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2018, Current Liabilities included accrued expenses of $0.3 million, comprised primarily of accrued preclinical expenses of $0.1 million, employee vacation and bonus expenses of $0.1 million and legal and professional fees of $0.1 million.

7.	Stockholders’ Equity

Stockholders’ Equity totaled $20.1 million as of March 31, 2019 compared to $1.2 million as of December 31, 2018. There were 2,814,056 shares of common stock issued and outstanding as of March 31, 2019. There were no preferred shares outstanding as of March 31, 2019.

8.	Stock-Based Compensation Plan

The 2017 Plan – On December 21, 2017, the Company’s stockholders approved the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the First Amended 2007 Stock Incentive Plan, as amended (the “2007 Plan”). The 2007 Plan expired by its terms in January 2018, and no awards were made under the 2007 Plan from the approval of the 2017 Plan on December 21, 2017 until the expiration of the 2007 Plan. The 2017 Plan provides for the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Restricted Share Units, Stock Appreciation Rights, Performance-Based Awards and other stock-based awards, or any combination of the foregoing to the Company’s employees, non-employee directors and consultants. As of December 31, 2018, the total number of shares reserved and available for grant and issuance pursuant to the 2017 Plan was 60,000 shares, subject to the terms of the 2017 Plan. Under the 2017 Plan, the exercise price of awards is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options intended to qualify as qualified Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award under the 2017 Plan shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change of control, as defined in the 2017 Plan.

Stock-based compensation expense for the three months ended March 31, 2019 and March 31, 2018 was $0.2 million and $0.1 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for both the three months ended March 31, 2019 and March 31, 2018 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended March 31, 2019 and March 31, 2018 was $25,000 and $20,000, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2019 and 2018, respectively:

	2019	2018
Risk-free interest rate	2.23%	2.59%
Expected volatility	126%	95%
Expected term in years	6.0	6.1
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plans for the three months ended March 31, 2019:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2018	37	$112.60
Granted	35	18.40
Cancelled	(1)	41.33
Outstanding at March 31, 2019	71	67.26
Exercisable at March 31, 2019	16	186.16

As of March 31, 2019, the aggregate intrinsic value of outstanding stock options was $0.1 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount changes based on the fair market value of the Company’s stock.

As of March 31, 2019, unamortized stock-based compensation expense for all outstanding options was $1.0 million, which is expected to be recognized over a weighted average vesting period of 2.4 years.

9.	Commitments and Contingencies

Drug Supplier Project Plan – The amounts paid for manufacture of the Company’s Grb2 drug substance, prexigebersen, Bcl-2 drug substance and BP1002 drug product that have not been expensed total $0.4 million and are carried on the balance sheet as of March 31, 2019 as Prepaid Drug Product for Testing (See Note 3). Total commitments for the Company’s drug supplier project plan are $1.5 million as of March 31, 2019, comprised of $1.0 million to the manufacturer of prexigebersen and BP1002, $0.4 million for manufacture of our Grb2 and Bcl-2 drug substance and $0.1 million for manufacturing development. We expect to incur $0.9 million of these commitments over the next 12 months.

10.	Leases

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

At the inception of an agreement, the Company determines if the agreement is a lease based on the unique facts and circumstances in each agreement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For agreements that contain a lease, we identify lease and non-lease components, determine the consideration in the contract, determine whether the lease is an operating or financing lease and recognize ROU assets and lease liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable so we use an incremental borrowing rate based on the information available at the lease commencement date, which represents an estimated rate that would be incurred to borrow over a similar term in a similar economic environment. The incremental borrowing rate utilized on our lease liabilities as of March 31, 2019 was 8.0%.

Our current leases include options to renew which can impact the lease term. The exercise of these options is at the Company’s discretion and we do not include any of these options within the expected lease term as we are not reasonably certain we will exercise these options. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis within our consolidated financial statements. Our leases are included in ROU assets, current portion of lease liabilities and noncurrent lease liabilities in our consolidated balance sheet as of March 31, 2019.

 The following table summarizes our operating lease assets and liabilities as of March 31, 2019:

ROU Assets and Liabilities
(in thousands)
Assets:
Operating lease assets	$113

Liabilities:
Current portion of lease liabilities	54
Noncurrent lease liabilities	59
Total operating lease liabilities	$113

The following table summarizes our lease related costs as of March 31, 2019:

Lease Costs
(in thousands)
Operating lease costs	$28
Variable lease costs	3
Total lease costs	$31

The Company made cash payments for its operating leases of $29,000 for the three months ended March 31, 2019. Additionally, the Company had $113,000 in non-cash investing and financing activities for the period ended March 31, 2019 related to addition of ROU assets and corresponding operating lease liabilities recorded as part of the adoption of the new lease standard on January 1, 2019.

The following table summarizes our expected minimum lease payments as of March 31, 2019:

As of March 31, 2019
(in thousands)
2019	52
2020	31
2021	31
2022	10
2023	-
2024 and thereafter	-
Future minimum lease payments	124
Less: Interest	(11)
Present value of operating lease liabilities	$113

As of March 31, 2019, the weighted average remaining lease term was 2.4 years.

ASC 840 Disclosures

The following table summarizes our expected minimum lease payments as of December 31, 2018:

As of December 31, 2018
(in thousands)
2019	82
2020	31
2021	31
2022	10
2023	-
2024 and thereafter	-
Future minimum lease payments	$154

The Company recognized $32,000 in rent expense for office and lab space.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2018. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2018, and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

Overview

We are a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a neutral charged lipid bilayer. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 70 patients, the Company’s DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have three antisense drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), is in the efficacy portion of a Phase 2 clinical trial for acute myeloid leukemia (AML) in combination with low-dose cytarabine (LDAC) and in combination with decitabine. On March 6, 2019, we announced intended amendments to this Phase 2 clinical trial to, among other things, add prexigebersen in combination with decitabine for myelodysplastic syndrome and close prexigebersen in combination with LDAC. In addition, preclinical efficacy studies are underway for triple combination prexigebersen, decitabine and venetoclax in AML. Prexigebersen is also being studied in the safety portion of a Phase 2a clinical trial for chronic myeloid leukemia in combination with dasatinib. Prexigebersen was shown to enhance chemotherapy efficacy in preclinical solid tumor models, such as ovarian cancer, and we intend to file an Investigational New Drug (IND) application for prexigebersen in solid tumors in 2019.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. We are currently preparing an IND application for BP1002 after completing additional IND enabling studies. We intend to initiate a Phase 1 clinical trial of BP1002 in refractory/relapsed lymphoma and chronic lymphocytic leukemia patients once we receive approval from the U.S. Food and Drug Administration (FDA).

Our third drug candidate, Liposomal Stat3 (“BP1003”), targets the Stat3 protein and is currently in preclinical development as a potential treatment of pancreatic cancer, non-small cell lung cancer (NSCLC) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. We intend to complete IND enabling studies of BP1003 in 2019 and to file an IND application for a Phase 1 clinical trial of BP1003 for the treatment of solid tumors, including pancreatic cancer in 2020.

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

As of March 31, 2019, we had an accumulated deficit of $49.3 million. Our net loss was $1.5 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

Company History and Available Information

The Company was incorporated in May 2000 as a Utah corporation. In February 2008, Bio-Path Subsidiary completed a reverse merger with the Company, which at the time was traded over the counter and had no current operations. The prior name of the Company was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path Subsidiary became the directors and officers of Bio-Path Holdings, Inc. On March 10, 2014, our common stock ceased trading on the OTCQX and commenced trading on the Nasdaq Capital Market under the ticker symbol “BPTH.” Effective December 31, 2014, we changed our state of incorporation from Utah to Delaware through a statutory conversion pursuant to the Utah Revised Business Corporation Act and the Delaware General Corporation Law. Our principal executive offices are located at 4710 Bellaire Boulevard, Suite 210, Bellaire, Texas 77401, and our telephone number is (832) 742-1357.

On February 8, 2018, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-10, and our common stock began trading on the split-adjusted basis on the Nasdaq Capital Market at the commencement of trading on February 9, 2018. In addition, on January 17, 2019, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-20, and our common stock began trading on the split-adjusted basis on the Nasdaq Capital Market at the commencement of trading on January 18, 2019. All common stock share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to give effect to both the 1-for-10 reverse stock split and the 1-for-20 reverse stock split, retrospectively.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Research and Development Expense. Our research and development expense for the three months ended March 31, 2019 was $0.4 million, a decrease of $0.5 million compared to the three months ended March 31, 2018. The decrease in research and development expense was primarily due to decreased clinical trial expenses as we modified operations between Stage 1 and Stage 2 of our Phase 2 clinical trial in AML to include venetoclax combination treatment with prexigebersen. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development expense	$373	$912
Non-cash stock-based compensation expense	25	20
Total research and development expense	$398	$932

General and Administrative Expense. Our general and administrative expense for the three months ended March 31, 2019 was $1.1 million, an increase of $0.1 million compared to the three months ended March 31, 2018. The increase in general and administrative expense was primarily due to increased legal and insurance expenses. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2019	2018
General and administrative expense	$990	$883
Non-cash stock-based compensation expense	132	104
Total general and administrative expense	$1,122	$987

Net Operating Loss. Our net loss from operations for the three months ended March 31, 2019 was $1.5 million, a decrease of $0.4 million compared to the three months ended March 31, 2018.

Net Loss. Our net loss for the three months ended March 31, 2019 was $1.5 million, a decrease of $0.4 million compared to the three months ended March 31, 2018.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.89 per share for the three months ended March 31, 2019, compared to $3.38 per share for the three months ended March 31, 2018. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $19.3 million at March 31, 2019, an increase of $18.3 million compared to December 31, 2018. We believe that our available cash at March 31, 2019 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2019 was $2.0 million. Net cash used in operating activities consisted primarily of the net loss for the period of $1.5 million, an increase in prepaid expenses and other current assets of $0.7 million and a decrease in current liabilities of $0.1 million. Our net cash used in operating activities is partially offset by stock-based compensation expense of $0.2 million and depreciation expense of $0.1 million.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2019 was $20.3 million. Net cash provided by financing activities consisted primarily of net proceeds of $19.4 million from the 2019 Underwritten Offering, the January 2019 Registered Direct Offering and January 2019 Private Placement and the March 2019 Registered Direct Offering, each as described below, as well as net proceeds of $0.9 million from the exercise of warrants to purchase shares of our common stock.

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

March 2019 Registered Direct Offering

On March 12, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 712,910 shares of our common stock for gross proceeds of approximately $18.5 million under the 2017 Shelf Registration Statement. Additionally, we issued warrants to purchase up to 42,775 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the March 2019 Registered Direct Offering. The March 2019 Registered Direct Offering closed on March 14, 2019. The net proceeds to us from the offering, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $17.0 million.

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates prexigebersen, BP1002 and BP1003. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2018. For more information, see Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. Except as disclosed below, there have been no significant changes to our critical accounting policies from those disclosed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of the year ended December 31, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Effective January 1, 2019 we adopted ASU No. 2016-02, Leases. Management has determined that the Company’s ROU asset and lease liability did not have a significant impact on the Company’s consolidated financial statements. See Note 2, Recent Accounting Pronouncements, and Note 10, Leases, of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the impact of the adoption of this standard.

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

Our management, including our Chief Executive Officer (who is also our Chief Financial Officer), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Following this review and evaluation, due to the material weakness in our internal control over financial reporting discussed below, our management determined that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as it relates to an input in our clinical trial expense accrual to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As previously disclosed under “Item 9A. Controls and Procedures” to Part II of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2018, our management identified a material weakness in our internal control over financial reporting relating to the design of our controls to prevent a misstatement resulting from the information and communication between our clinical and finance personnel as it relates to an input for our clinical trial expense accrual. Our management is committed to the planning and implementation of remediation efforts to address the material weakness in our internal control over financial reporting. During the three months ended March 31, 2019, we designed processes and internal controls to improve communication between our clinical and finance personnel in addition to using a report to substantiate the input used in our clinical trial expense accrual. These remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. When fully implemented and operational, our management believes that these measures will appropriately remediate the material weakness and strengthen our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the change to address the material weakness discussed above under “Evaluation of Disclosure Controls and Procedures,” there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
3.4	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).
4.1	Form of Underwriter Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).
4.2	Form of Series A Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019).
4.3	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on March 19, 2019).
4.4	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019).
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2019	BIO-PATH HOLDINGS, INC.

	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

