Form 10-Q
period 2019-06-30
BIO-PATH HOLDINGS INC
filed 2019-08-14
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

At August 9, 2019, the Company had 2,883,777 outstanding shares of common stock, par value $0.001 per share.

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of June 30,	As of December 31,
	2019	2018

Assets

Current assets
Cash	$17,106	$1,004
Prepaid drug product for testing	654	332
Other current assets	845	803

Total current assets	18,605	2,139

Fixed assets
Furniture, fixtures & equipment	998	998
Less accumulated depreciation	(691)	(592)
	307	406

Right of use operating assets	407	-

Total Assets	$19,319	$2,545

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$444	$587
Accrued expenses	555	740
Current portion of lease liabilities	34	-

Total current liabilities	1,033	1,327

Noncurrent lease liabilities	373	-

Total Liabilities	1,406	1,327

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 2,831 and 680 shares issued and outstanding, respectively	3	1
Additional paid in capital	69,618	48,957
Accumulated deficit	(51,708)	(47,740)

Total shareholders' equity	17,913	1,218

Total Liabilities & Shareholders' Equity	$19,319	$2,545

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Operating expenses

Research and development	$1,523	$827	$1,921	$1,759
General and administrative	966	852	2,088	1,839

Total operating expenses	2,489	1,679	4,009	3,598

Net operating loss	$(2,489)	$(1,679)	$(4,009)	$(3,598)

Other income (loss)
Interest income	33	2	41	5

Total other income	33	2	41	5

Net loss	$(2,456)	$(1,677)	$(3,968)	$(3,593)

Net loss per share, basic and diluted	$(0.87)	$(2.96)	$(1.75)	$(6.34)

Basic and diluted weighted average number of common shares outstanding	2,828	567	2,267	567

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flow from operating activities

Net loss	$(3,968)	$(3,593)

Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	338	263
Amortization of technology license	-	80
Amortization of right of use assets	56	-
Depreciation	99	132
(Increase) decrease in operating assets
Prepaid drug product for testing	(322)	(215)
Other current assets	(42)	(251)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(328)	214
Lease liabilities	(56)	-

Net cash used in operating activities	(4,223)	(3,370)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	-	(17)

Net cash used in investing activities	-	(17)

Cash flow from financing activities

Net proceeds from sale of common stock	19,411	-
Net proceeds from exercise of warrants	914	-

Net cash provided by financing activities	20,325	-

Net increase (decrease) in cash	16,102	(3,387)

Cash, beginning of period	1,004	5,965

Cash, end of period	$17,106	$2,578

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2018	567	$1	$47,347	$(41,073)	$6,275

Stock-based compensation	-	-	139	-	139

Net loss	-	-	-	(1,677)	(1,677)

Balance at June 30, 2018	567	$1	$47,486	$(42,750)	$4,737

Balance at March 31, 2019	2,814	$3	$69,392	$(49,252)	$20,143

Exercise of warrants, net of fees	17	-	45	-	45
					-
Stock-based compensation	-	-	181	-	181

Net loss	-	-	-	(2,456)	(2,456)

Balance at June 30, 2019	2,831	$3	$69,618	$(51,708)	$17,913

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	567	$1	$47,223	$(39,157)	$8,067
					-
Stock-based compensation	-	-	263	-	263

Net loss	-	-	-	(3,593)	(3,593)

Balance at June 30, 2018	567	$1	$47,486	$(42,750)	$4,737

Balance at December 31, 2018	680	$1	$48,957	$(47,740)	$1,218

Issuance of common stock, net of fees	1,794	2	19,409	-	19,411
		-			-
Exercise of warrants, net of fees	357	-	914	-	914
					-
Stock-based compensation	-	-	338	-	338

Net loss	-	-	-	(3,968)	(3,968)

Balance at June 30, 2019	2,831	$3	$69,618	$(51,708)	$17,913

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements
for the Period Ended June 30, 2019

Unless the context requires otherwise, references in these Notes to the Condensed Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2018. The results of operations for the period ended June 30, 2019, are not necessarily indicative of the results for a full-year period.

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

2.	Significant Accounting Policies

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability initially measured at the present value of the lease payments on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In 2018, the FASB issued ASU 2018-01 and ASU 2018-11, which collectively adds two practical expedients and provides a second modified retrospective transition method in the year of adoption. Management adopted the new standard on January 1, 2019 using the modified retrospective transition approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. We elected the “package of practiced expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and indirect costs. We also elected the short-term lease exemption and therefore do not recognize ROU assets or corresponding liabiliies for lease agreements with an original term of 12 months or less. Consequently, prior year financials statements have not been updated and the disclosures required under the new standard have not been provided for periods prior to the adoption date. Upon adoption of the new standards, the Company recognized $0.1 million for ROU assets and corresponding lease liabilities on the consolidated balance sheet related to leases for office and lab space. The adoption of these ASU’s on January 1, 2019 did not have a significant impact on our consolidated financial statements.

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

Correction of Immaterial Errors in Previously Issued Financial Statements

In evaluating the consolidated financial statements as of and for the years ended December 31, 2018, the Company subsequently identified immaterial errors within the Company’s consolidated balance sheets as of December 31, 2018 and consolidated statements of cash flows for the year ended December 31, 2018.  Reclassified amounts were determined to be immaterial and did not have an impact on cash flows from operating activities or the Company’s results of operations for the year ended December 31, 2018.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.3 million through 2018 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in two Phase 2 clinical trials and Bcl-2 for testing in a Phase 1 clinical trial. This amount was carried on the Balance Sheet as of December 31, 2018 at cost as Prepaid Drug Product for Testing. The Company incurred additional installment costs during 2019, with advanced payments totaling $0.7 million, which are carried on the Balance Sheet as of June 30, 2019 as Prepaid Drug Product for Testing (See Note 9).

4.	Other Current Assets

As of June 30, 2019, Other Current Assets included prepaid expenses of $0.8 million, comprised primarily of prepayments made for our clinical trials for prexigebersen in AML and CML of $0.4 million, prepaid insurance of $0.3 million and other prepaid expenses of $0.1 million. As of December 31, 2018, Other Current Assets included prepaid expenses of $0.8 million, comprised primarily of prepayments made for our clinical trial for prexigebersen in AML of $0.6 million, prepaid insurance of $0.1 million and other prepaid expenses of $0.1 million.

5.	Accounts Payable

As of June 30, 2019, Current Liabilities included accounts payable of $0.4 million, comprised primarily of amounts owed for external research expenses of $0.2 million, legal expenses of $0.1 million and other payables of $0.1 million. As of December 31, 2018, Current Liabilities included accounts payable of $0.6 million, comprised primarily of preclinical expenses of $0.2 million, amounts owed to the Company’s clinical research organizations for our clinical trials for prexigebersen in AML and CML of $0.1 million, an annual license maintenance fee of $0.1 million, manufacturing costs of $0.1 million and other payables of $0.1 million.

6.	Accrued Expense

As of June 30, 2019, Current Liabilities included accrued expenses of $0.6 million, comprised primarily of clinical and preclinical expenses of $0.3 million, accrued employee vacation and bonus expenses of $0.2 million and other accrued expenses of $0.1 million. As of December 31, 2018, Current Liabilities included accrued expenses of $0.7 million, comprised primarily of accrued clinical and preclinical expenses of $0.5 million, employee vacation and bonus expenses of $0.1 million and legal and professional fees of $0.1 million.

7.	Stockholders’ Equity

Stockholders’ Equity totaled $17.9 million as of June 30, 2019 compared to $1.2 million as of December 31, 2018. There were 2,831,356 shares of common stock issued and outstanding as of June 30, 2019. There were no preferred shares outstanding as of June 30, 2019.

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

Stock-based compensation expense for the three months ended June 30, 2019 and June 30, 2018 was $0.2 million and $0.1 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the three months ended June 30, 2019 and June 30, 2018 was $0.2 million and $0.1 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended June 30, 2019 and June 30, 2018 was $26,000 and $17,000, respectively.

Stock-based compensation expense for both the six months ended June 30, 2019 and June 30, 2018 was $0.3 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the six months ended June 30, 2019 and June 30, 2018 was $0.3 million and $0.2 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the six months ended June 30, 2019 and June 30, 2018 was $0.1 million and $37,000, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2019 and 2018, respectively:

	2019	2018
Risk-free interest rate	2.23%	2.69%
Expected volatility	126%	90%
Expected term in years	6.0	6.1
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plans for the six months ended June 30, 2019:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2018	37	$112.60
Granted	35	18.40
Cancelled	(1)	41.33
Outstanding at June 30, 2019	71	67.18
Exercisable at June 30, 2019	22	$145.97

As of June 30, 2019, the aggregate intrinsic value of outstanding stock options was none. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount changes based on the fair market value of the Company’s stock.

As of June 30, 2019, unamortized stock-based compensation expense for all outstanding options was $0.9 million, which is expected to be recognized over a weighted average vesting period of 2.2 years.

9.	Commitments and Contingencies

Drug Supplier Project Plan – The amounts paid for manufacture of the Company’s Grb2 drug substance, prexigebersen, Bcl-2 drug substance and BP1002 drug product that have not been expensed total $0.7 million and are carried on the balance sheet as of June 30, 2019 as Prepaid Drug Product for Testing (See Note 3). Total commitments for the Company’s drug supplier project plan are $1.9 million as of June 30, 2019, comprised of $1.4 million to the manufacturer of prexigebersen and BP1002 drug product, $0.4 million for manufacture of our Grb2 and Bcl-2 drug substances, and $0.1 million for manufacturing development. We expect to incur $1.1 million of these commitments over the next 12 months.

10.	Leases

In April 2014, the Company entered into a five-year lease agreement for administrative office space located in Bellaire, Texas. The term of the lease began on August 1, 2014 and was set to expire on July 31, 2019; however, in May 2019, we entered into an amendment to the lease agreement to extend the term of the lease for a period of five years, beginning on August 1, 2019 and ending on October 31, 2024.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas that required Bio-Path to pay $2,500 per month over the term of the lease. The term of lease began on May 1, 2016 and was set to expire on April 30, 2019; however, in December 2018, we entered into an amendment to the lease agreement to extend the term for a period of three years, beginning on May 1, 2019 and ending on April 30, 2022. The amendment also amended the monthly rent from $2,500 per month to $2,575 per month over the term of the lease.

At the inception of an agreement, the Company determines if the agreement is a lease based on the unique facts and circumstances in each agreement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For agreements that contain a lease, we identify lease and non-lease components, determine the consideration in the contract, determine whether the lease is an operating or financing lease and recognize ROU assets and lease liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable so we use an incremental borrowing rate based on the information available at the lease commencement date, which represents an estimated rate that would be incurred to borrow over a similar term in a similar economic environment. The incremental borrowing rate utilized on our lease liabilities as of June 30, 2019 was 8.0%.

Our current leases include options to renew which can impact the lease term. The exercise of these options is at the Company’s discretion and we do not include any of these options within the expected lease term as we are not reasonably certain we will exercise these options. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis within our consolidated financial statements. Our leases are included in ROU assets, current portion of lease liabilities and noncurrent lease liabilities in our consolidated balance sheet as of June 30, 2019.

The following table summarizes our operating lease assets and liabilities as of June 30, 2019:

ROU Assets and Liabilities
(in thousands)
Assets:
Operating lease assets	$407

Liabilities:
Current portion of lease liabilities	34
Noncurrent lease liabilities	373
Total operating lease liabilities	$407

The following table summarizes our lease related costs as of June 30, 2019:

Lease Costs
(in thousands)
Operating lease costs	$56
Variable lease costs	7
Total lease costs	$63

The Company made cash payments for its operating leases of $59,000 for the six months ended June 30, 2019. Additionally, the Company had $407,000 in non-cash investing and financing activities for the period ended June 30, 2019 related to the addition of ROU assets and corresponding operating lease liabilities recorded as part of the adoption of the new lease standard on January 1, 2019.

The following table summarizes our expected minimum lease payments as of June 30, 2019:

As of June 30, 2019
(in thousands)
2019	7
2020	115
2021	117
2022	98
2023	89
2024 and thereafter	76
Future minimum lease payments	502
Less: Interest	(95)
Present value of operating lease liabilities	$407

As of June 30, 2019, the weighted average remaining lease term was 4.9 years.

ASC 840 Disclosures

The following table summarizes our expected minimum lease payments as of December 31, 2018:

As of December 31, 2018
(in thousands)
2019	82
2020	31
2021	31
2022	10
2023	-
2024 and thereafter	-
Future minimum lease payments	$154

The Company recognized $64,000 in rent expense for office and lab space.

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

Our third drug candidate, Liposomal Stat3 (“BP1003”), targets the Stat3 protein and is currently in preclinical development as a potential treatment of pancreatic cancer, non-small cell lung cancer (NSCLC) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. We intend to complete or have initiated IND enabling studies of BP1003 in 2019 and to file an IND application for a Phase 1 clinical trial of BP1003 for the treatment of solid tumors, including pancreatic cancer in 2020 and potentially, non-small cell lung cancer.

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

As of June 30, 2019, we had an accumulated deficit of $51.7 million. Our net loss was $2.5 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively. Our net loss was $4.0 million and $3.6 million for the six months ended June 30, 2019 and 2018, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Research and Development Expense. Our research and development expense for the three months ended June 30, 2019 was $1.5 million, an increase of $0.7 million compared to the three months ended June 30, 2018. The increase in research and development expense was primarily due to the commencement of activities related to Stage 2 of our Phase 2 clinical trial in AML to include venetoclax combination treatment with prexigebersen and two cohorts of patients. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Research and development expense	$1,497	$810
Non-cash stock-based compensation expense	26	17
Total research and development expense	$1,523	$827

General and Administrative Expense. Our general and administrative expense for the three months ended June 30, 2019 was $1.0 million, an increase of $0.1 million compared to the three months ended June 30, 2018. The increase in general and administrative expense was primarily due to increased legal and insurance expenses. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	June 30,
	2019	2018
General and administrative expense	$811	$730
Non-cash stock-based compensation expense	155	122
Total general and administrative expense	$966	$852

Net Operating Loss. Our net loss from operations for the three months ended June 30, 2019 was $2.5 million, an increase of $0.8 million compared to the three months ended June 30, 2018.

Net Loss. Our net loss for the three months ended June 30, 2019 was $2.5 million, an increase of $0.8 million compared to the three months ended June 30, 2018.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.87 per share for the three months ended June 30, 2019, compared to $2.96 per share for the three months ended June 30, 2018. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Research and Development Expense. Our research and development expense for the six months ended June 30, 2019 was $1.9 million, an increase of $0.2 million compared to the six months ended June 30, 2018. The increase in research and development expense was primarily due to the commencement of activities related to Stage 2 of our Phase 2 clinical trial in AML to include venetoclax combination treatment with prexigebersen and two cohorts of patients. The following table sets forth our research and development expenses (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Research and development expense	$1,870	$1,722
Non-cash stock-based compensation expense	51	37
Total research and development expense	$1,921	$1,759

General and Administrative Expense. Our general and administrative expense for the six months ended June 30, 2019 was $2.1 million, an increase of $0.2 million compared to the six months ended June 30, 2018. The increase in general and administrative expense was primarily due to increased legal and insurance expenses. The following table sets forth our general and administrative expenses (in thousands):

	Six Months Ended
	June 30,
	2019	2018
General and administrative expense	$1,801	$1,613
Non-cash stock-based compensation expense	287	226
Total general and administrative expense	$2,088	$1,839

Net Operating Loss. Our net loss from operations for the six months ended June 30, 2019 was $4.0 million, an increase of $0.4 million compared to the six months ended June 30, 2018.

Net Loss. Our net loss for the six months ended June 30, 2019 was $4.0 million, an increase of $0.4 million compared to the six months ended June 30, 2018.

Net Loss per Share. Net loss per share, both basic and diluted, was $1.75 per share for the six months ended June 30, 2019, compared to $6.34 per share for the six months ended June 30, 2018. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $17.1 million as of June 30, 2019, an increase of $16.1 million compared to December 31, 2018. We believe that our available cash at June 30, 2019 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2019 was $4.2 million. Net cash used in operating activities consisted primarily of the net loss for the period of $4.0 million excluding non-cash stock-based compensation expense of $0.3 million and depreciation and amortization expenses of $0.2 million, an increase in current assets of $0.4 million and a decrease in current liabilities of $0.4 million.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2019 was $20.3 million. Net cash provided by financing activities consisted primarily of net proceeds of $19.4 million from the 2019 Underwritten Offering, the January 2019 Registered Direct Offering and January 2019 Private Placement and the March 2019 Registered Direct Offering, each as described below, as well as net proceeds of $0.9 million from the exercise of warrants to purchase shares of our common stock.

2019 Shelf Registration Statement

On May 16, 2019, we filed a shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on January 9, 2017 (File No. 333-215205) (the “2017 Shelf Registration Statement”) was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2019 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $125.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, including offers and sales of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) described below and (ii) up to 5,149 shares of our common stock pursuant to the exercise of warrants that were issued in a registered direct offering in 2016. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

“At the Market” Offering

On June 24, 2015, we entered into the Sales Agreement with Cantor Fitzgerald, as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus filed with the SEC on June 6, 2019, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. The Sales Agreement may be terminated by either Cantor Fitzgerald or the Company upon ten days’ notice. We are subject to certain restrictions on our ability to offer and sell shares of our common stock under the Sales Agreement. To date, we have not offered or sold any shares of common stock under the Sales Agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any material off-balance sheet arrangements.

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

As previously disclosed under “Item 9A. Controls and Procedures” to Part II of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2018, our management identified a material weakness in our internal control over financial reporting relating to the design of our controls to prevent a misstatement resulting from the information and communication between our clinical and finance personnel as it relates to an input for our clinical trial expense accrual. Our management is committed to the planning and implementation of remediation efforts to address the material weakness in our internal control over financial reporting. We have designed and implemented processes and internal controls to improve communication between our clinical and finance personnel in addition to using a report to substantiate the input used in our clinical trial expense accrual. These remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. When fully operational, our management believes that these measures will appropriately remediate the material weakness and strengthen our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
3.4	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).
10.1	First Amendment to Lease Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2019).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2019	BIO-PATH HOLDINGS, INC.

	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

