Form 10-Q
period 2019-09-30
BIO-PATH HOLDINGS INC
filed 2019-11-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

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

At November 1, 2019, the Company had 2,883,777 outstanding shares of common stock, par value $0.001 per share.

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	As of September 30,	As of December 31,
	2019	2018
Assets

Current assets
Cash	$15,382	$1,004
Prepaid drug product for testing	765	332
Other current assets	739	803

Total current assets	16,886	2,139

Fixed assets
Furniture, fixtures & equipment	1,029	998
Less accumulated depreciation	(708)	(592)
	321	406

Right of use operating assets	388	-

Total Assets	$17,595	$2,545

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$522	$587
Accrued expenses	618	740
Current portion of lease liabilities	79	-

Total current liabilities	1,219	1,327

Noncurrent lease liabilities	352	-

Total Liabilities	1,571	1,327

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 2,884 and 680 shares issued and outstanding, respectively	3	1
Additional paid in capital	69,971	48,957
Accumulated deficit	(53,950)	(47,740)

Total shareholders' equity	16,024	1,218

Total Liabilities & Shareholders' Equity	$17,595	$2,545

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Operating expenses

Research and development	$1,375	$2,342	$3,296	$4,101
General and administrative	896	740	2,984	2,579

Total operating expenses	2,271	3,082	6,280	6,680

Net operating loss	$(2,271)	$(3,082)	$(6,280)	$(6,680)

Other income (loss)
Interest income	29	1	70	6

Total other income	29	1	70	6

Net loss	$(2,242)	$(3,081)	$(6,210)	$(6,674)

Net loss per share, basic and diluted	$(0.78)	$(5.38)	$(2.51)	$(11.73)

Basic and diluted weighted average number of common shares outstanding	2,872	573	2,471	569

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities

Net loss	$(6,210)	$(6,674)

Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	522	416
Amortization of technology license	-	121
Amortization of right of use assets	75	-
Depreciation	116	198
(Increase) decrease in operating assets
Prepaid drug product for testing	(433)	860
Other current assets	64	72
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(187)	166
Lease liabilities	(63)	-

Net cash used in operating activities	(6,116)	(4,841)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	-	(17)

Net cash used in investing activities	-	(17)

Cash flow from financing activities

Net proceeds from sale of common stock	19,411	1,179
Net proceeds from exercise of warrants	1,083	-

Net cash provided by financing activities	20,494	1,179

Net increase (decrease) in cash	14,378	(3,679)

Cash, beginning of period	1,004	5,965

Cash, end of period	$15,382	$2,286

Supplemental disclosure of non-cash activities

Non-cash investing activities
Non-cash leasehold improvements	$(31)	$-

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2018	567	$1	$47,486	$(42,750)	$4,737

Issuance of common stock, net of fees	98	-	1,179	-	1,179

Stock-based compensation	-	-	153	-	153

Net loss	-	-	-	(3,081)	(3,081)

Balance at September 30, 2018	665	$1	$48,818	$(45,831)	$2,988

Balance at June 30, 2019	2,831	$3	$69,618	$(51,708)	$17,913

Exercise of warrants, net of fees	53	-	169	-	169

Stock-based compensation	-	-	184	-	184

Net loss	-	-	-	(2,242)	(2,242)

Balance at September 30, 2019	2,884	$3	$69,971	$(53,950)	$16,024

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	567	$1	$47,223	$(39,157)	$8,067

Issuance of common stock, net of fees	98	-	1,179	-	1,179

Stock-based compensation	-	-	416	-	416

Net loss	-	-	-	(6,674)	(6,674)

Balance at September 30, 2018	665	$1	$48,818	$(45,831)	$2,988

Balance at December 31, 2018	680	$1	$48,957	$(47,740)	$1,218

Issuance of common stock, net of fees	1,794	2	19,409	-	19,411

Exercise of warrants, net of fees	410	-	1,083	-	1,083

Stock-based compensation	-	-	522	-	522

Net loss	-	-	-	(6,210)	(6,210)

Balance at September 30, 2019	2,884	$3	$69,971	$(53,950)	$16,024

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

for the Period Ended September 30, 2019

Unless the context requires otherwise, references in these Notes to the Condensed Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2018. The results of operations for the period ended September 30, 2019, are not necessarily indicative of the results for a full-year period.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability initially measured at the present value of the lease payments on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In 2018, the FASB issued ASU 2018-01 and ASU 2018-11, which collectively adds two practical expedients and provides a second modified retrospective transition method in the year of adoption. Management adopted the new standard on January 1, 2019 using the modified retrospective transition approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. We elected the “package of practiced expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and indirect costs. We also elected the short-term lease exemption and therefore do not recognize ROU assets or corresponding liabilities for lease agreements with an original term of 12 months or less. Consequently, prior year financials statements have not been updated and the disclosures required under the new standard have not been provided for periods prior to the adoption date. Upon adoption of the new standards, the Company recognized $0.1 million for ROU assets and corresponding lease liabilities on the consolidated balance sheet related to leases for office and lab space. The adoption of these ASU’s on January 1, 2019 did not have a significant impact on our consolidated financial statements.

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

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.3 million through 2018 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in two Phase 2 clinical trials and Bcl-2 for testing in a Phase 1 clinical trial. This amount was carried on the Balance Sheet as of December 31, 2018 at cost as Prepaid Drug Product for Testing. The Company recognized certain expenses and incurred additional installment costs during 2019, with advanced payments totaling $0.8 million, which are carried on the Balance Sheet as of September 30, 2019 as Prepaid Drug Product for Testing (See Note 9).

4.	Other Current Assets

As of September 30, 2019, Other Current Assets included prepaid expenses of $0.7 million, comprised primarily of prepayments made for our clinical trials for prexigebersen in AML and CML of $0.4 million and prepaid insurance of $0.3 million. As of December 31, 2018, Other Current Assets included prepaid expenses of $0.8 million, comprised primarily of prepayments made for our clinical trial for prexigebersen in AML of $0.6 million, prepaid insurance of $0.1 million and other prepaid expenses of $0.1 million.

5.	Accounts Payable

As of September 30, 2019, Current Liabilities included accounts payable of $0.5 million, comprised primarily of amounts owed for external research expenses related to manufacturing and preclinical studies of $0.4 million and $0.1 million, respectively. As of December 31, 2018, Current Liabilities included accounts payable of $0.6 million, comprised primarily of preclinical expenses of $0.2 million, amounts owed to the Company’s clinical research organizations for our clinical trials for prexigebersen in AML and CML of $0.1 million, an annual license maintenance fee of $0.1 million, manufacturing costs of $0.1 million and other payables of $0.1 million.

6.	Accrued Expense

As of September 30, 2019, Current Liabilities included accrued expenses of $0.6 million, comprised primarily of accrued employee vacation and bonus expenses of $0.3 million, clinical and preclinical expenses of $0.2 million and other accrued expenses of $0.1 million. As of December 31, 2018, Current Liabilities included accrued expenses of $0.7 million, comprised primarily of accrued clinical and preclinical expenses of $0.5 million, employee vacation and bonus expenses of $0.1 million and legal and professional fees of $0.1 million.

7.	Stockholders’ Equity

Stockholders’ Equity totaled $16.0 million as of September 30, 2019 compared to $1.2 million as of December 31, 2018. There were 2,883,777 shares of common stock issued and outstanding as of September 30, 2019. There were no preferred shares outstanding as of September 30, 2019.

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

Stock-based compensation expense for both the three months ended September 30, 2019 and September 30, 2018 was $0.2 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the three months ended September 30, 2019 and September 30, 2018 was $0.2 million and $0.1 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended September 30, 2019 and September 30, 2018 was $24,000 and $22,000, respectively.

Stock-based compensation expense for the nine months ended September 30, 2019 and September 30, 2018 was $0.5 million and $0.4 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for both the nine months ended September 30, 2019 and September 30, 2018 was $0.4 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for both the nine months ended September 30, 2019 and September 30, 2018 was $0.1 million.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2019 and 2018, respectively:

	2019	2018
Risk-free interest rate	2.23%	2.70%
Expected volatility	126%	90%
Expected term in years	6.0	6.1
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plans for the nine months ended September 30, 2019:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2018	37	$112.60
Granted	35	18.40
Cancelled	(2)	41.28
Outstanding at September 30, 2019	70	67.71
Exercisable at September 30, 2019	25	$139.48

As of September 30, 2019, the aggregate intrinsic value of outstanding stock options was none. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. This amount changes based on the fair market value of the Company’s stock.

As of September 30, 2019, unamortized stock-based compensation expense for all outstanding options was $0.8 million, which is expected to be recognized over a weighted average vesting period of 2.2 years.

9.	Commitments and Contingencies

Drug Supplier Project Plan – The amounts paid for manufacture of the Company’s Grb2 drug substance, prexigebersen, Bcl-2 drug substance and BP1002 drug product that have not been expensed total $0.8 million and are carried on the balance sheet as of September 30, 2019 as Prepaid Drug Product for Testing (See Note 3). Total commitments for the Company’s drug supplier project plan are $1.4 million as of September 30, 2019, comprised of $0.9 million to the manufacturer of prexigebersen and BP1002 drug product, $0.4 million for manufacture of our Grb2 and Bcl-2 drug substances, and $0.1 million for manufacturing development. We expect to incur $0.8 million of these commitments over the next 12 months.

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

At the inception of an agreement, the Company determines if the agreement is a lease based on the unique facts and circumstances in each agreement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For agreements that contain a lease, we identify lease and non-lease components, determine the consideration in the contract, determine whether the lease is an operating or financing lease and recognize ROU assets and lease liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable so we use an incremental borrowing rate based on the information available at the lease commencement date, which represents an estimated rate that would be incurred to borrow over a similar term in a similar economic environment. The incremental borrowing rate utilized on our lease liabilities as of September 30, 2019 was 8.0%.

Our current leases include options to renew which can impact the lease term. The exercise of these options is at the Company’s discretion and we do not include any of these options within the expected lease term as we are not reasonably certain we will exercise these options. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis within our consolidated financial statements. Our leases are included in ROU assets, current portion of lease liabilities and noncurrent lease liabilities in our consolidated balance sheet as of September 30, 2019.

The following table summarizes our operating lease assets and liabilities as of September 30, 2019:

ROU Assets and Liabilities
(in thousands)
Assets:
Operating lease assets	$388

Liabilities:
Current portion of lease liabilities	79
Noncurrent lease liabilities	352
Total operating lease liabilities	$431

The following table summarizes our lease related costs for the nine months ended September 30, 2019:

Lease Costs
(in thousands)
Operating lease costs	$86
Variable lease costs	5
Total lease costs	$91

The Company made cash payments for its operating leases of $74,000 for the nine months ended September 30, 2019. We had $388,000 in non-cash investing and financing activities for the period ended September 30, 2019 related to the addition of ROU assets and corresponding operating lease liabilities recorded as part of the adoption of the new lease standard on January 1, 2019. Additionally, the Company recognized $31,000 of non-cash leasehold improvements for the nine months ended September 30, 2019.

The following table summarizes our expected minimum lease payments as of September 30, 2019:

As of September 30, 2019
(in thousands)
2019	22
2020	115
2021	117
2022	98
2023	89
2024 and thereafter	76
Future minimum lease payments	517
Less: Interest	(86)
Present value of operating lease liabilities	$431

As of September 30, 2019, the weighted average remaining lease term was 4.7 years.

ASC 840 Disclosures

The following table summarizes our expected minimum lease payments as of December 31, 2018:

As of December 31, 2018
(in thousands)
2019	82
2020	31
2021	31
2022	10
2023	-
2024 and thereafter	-
Future minimum lease payments	$154

The Company recognized $91,000 in rent expense for office and lab space for the nine months ended September 30, 2019.

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

Overview

We are a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 70 patients, the Company’s DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have three drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), is in the efficacy portion of a Phase 2 clinical trial for acute myeloid leukemia (AML) in combination with low-dose cytarabine (LDAC) and in combination with decitabine. On March 6, 2019, we announced intended amendments to this Phase 2 clinical trial to, among other things, add prexigebersen in combination with decitabine for myelodysplastic syndrome and close prexigebersen in combination with LDAC. On August 26, 2019, we announced patient dosing in this amended Phase 2 clinical trial, as announced in March 2019. In addition, preclinical efficacy studies are underway for triple combination prexigebersen, decitabine and venetoclax in AML. Prexigebersen is also being studied in the safety portion of a Phase 2a clinical trial for chronic myeloid leukemia in combination with dasatinib. Prexigebersen was shown to enhance chemotherapy efficacy in preclinical solid tumor models, such as ovarian cancer, and we intend to file an Investigational New Drug (IND) application for prexigebersen in solid tumors in 2019.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. We have filed an IND application with the U.S. Food and Drug Administration (FDA) to initiate a Phase 1 clinical trial of BP1002 in refractory/relapsed lymphoma and chronic lymphocytic leukemia patients once we receive approval from the FDA.

Our third drug candidate, Liposomal Stat3 (“BP1003”), targets the Stat3 protein and is currently in preclinical development as a potential treatment of pancreatic cancer, non-small cell lung cancer (NSCLC) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. We intend to have initiated IND enabling studies of BP1003 in 2019 and to file an IND application for a Phase 1 clinical trial of BP1003 for the treatment of solid tumors, including pancreatic cancer in 2020 and potentially, non-small cell lung cancer.

Our DNAbilize® technology-based products are available for out-licensing or partnering. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new nanoparticle antisense RNAi drug candidates. We have a new product identification template in place to define a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. As we expand, we will look at indications where a systemic delivery is needed and antisense RNAi nanoparticles can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On September 25, 2019, we announced that the United States Patent and Trademark Office issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases.

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

As of September 30, 2019, we had an accumulated deficit of $54.0 million. Our net loss was $2.2 million and $3.1 million for the three months ended September 30, 2019 and 2018, respectively. Our net loss was $6.2 million and $6.7 million for the nine months ended September 30, 2019 and 2018, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Research and Development Expense. Our research and development expense for the three months ended September 30, 2019 was $1.4 million, a decrease of $1.0 million compared to the three months ended September 30, 2018. The decrease in research and development expense was primarily due to lower expenses in 2019 related to drug material releases for our Phase 2 clinical trials for prexigebersen in AML and CML. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Research and development expense	$1,351	$2,320
Non-cash stock-based compensation expense	24	22
Total research and development expense	$1,375	$2,342

General and Administrative Expense. Our general and administrative expense for the three months ended September 30, 2019 was $0.9 million, an increase of $0.2 million compared to the three months ended September 30, 2018. The increase in general and administrative expense was primarily due to increased legal fees and insurance costs. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	September 30,
	2019	2018
General and administrative expense	$736	$609
Non-cash stock-based compensation expense	160	131
Total general and administrative expense	$896	$740

Net Operating Loss. Our net loss from operations for the three months ended September 30, 2019 was $2.3 million, a decrease of $0.8 million compared to the three months ended September 30, 2018.

Net Loss. Our net loss for the three months ended September 30, 2019 was $2.2 million, a decrease of $0.8 million compared to the three months ended September 30, 2018.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended September 30, 2019 was $0.78 per share, compared to $5.38 per share for the three months ended September 30, 2018. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Research and Development Expense. Our research and development expense for the nine months ended September 30, 2019 was $3.3 million, a decrease of $0.8 million compared to the nine months ended September 30, 2018. The decrease in research and development expense was primarily due to lower expenses in 2019 related to drug material releases for our Phase 2 clinical trials for prexigebersen in AML and CML. The following table sets forth our research and development expenses (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Research and development expense	$3,221	$4,042
Non-cash stock-based compensation expense	75	59
Total research and development expense	$3,296	$4,101

General and Administrative Expense. Our general and administrative expense for the nine months ended September 30, 2019 was $3.0 million, an increase of $0.4 million compared to the nine months ended September 30, 2018. The increase in general and administrative expense was primarily due to increased legal fees, insurance costs and stock-based compensation expense. The following table sets forth our general and administrative expenses (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
General and administrative expense	$2,537	$2,222
Non-cash stock-based compensation expense	447	357
Total general and administrative expense	$2,984	$2,579

Net Operating Loss. Our net loss from operations for the nine months ended September 30, 2019 was $6.3 million, a decrease of $0.4 million compared to the nine months ended September 30, 2018.

Net Loss. Our net loss for the nine months ended September 30, 2019 was $6.2 million, a decrease of $0.5 million compared to the nine months ended September 30, 2018.

Net Loss per Share. Net loss per share, both basic and diluted, for the nine months ended September 30, 2019 was $2.51 per share, compared to $11.73 per share for the nine months ended September 30, 2018. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $15.4 million as of September 30, 2019, an increase of $14.4 million compared to December 31, 2018. We believe that our available cash at September 30, 2019 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2019 was $6.1 million. Net cash used in operating activities consisted primarily of the net loss for the period of $6.2 million, excluding non-cash stock-based compensation expense of $0.5 million and depreciation and amortization expenses of $0.2 million, an increase in current assets of $0.4 million and a decrease in current liabilities of $0.2 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2019 was $20.5 million. Net cash provided by financing activities consisted primarily of net proceeds of $19.4 million from the 2019 Underwritten Offering, the January 2019 Registered Direct Offering and January 2019 Private Placement and the March 2019 Registered Direct Offering, each as described below, as well as net proceeds of $1.1 million from the exercise of warrants to purchase shares of our common stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any material off-balance sheet arrangements.

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

Our management, including our Chief Executive Officer (who is also our Chief Financial Officer), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Following this review and evaluation, our management determined that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As previously disclosed under “Item 9A. Controls and Procedures” to Part II of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2018, our management identified a material weakness in our internal control over financial reporting relating to the design of our controls to prevent a misstatement resulting from the information and communication between our clinical and finance personnel as it relates to an input for our clinical trial expense accrual. Our management has been committed to the planning and implementation of remediation efforts to address the material weakness in our internal control over financial reporting. We designed and implemented processes and internal controls to improve communication between our clinical and finance personnel in addition to using a report to substantiate the input used in our clinical trial expense accrual. These remediation efforts were intended both to address the identified material weakness and to enhance our overall financial control environment. Our management is in the process of evaluating the controls to verify they remediate the material weakness, which is expected to be resolved by year end.

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

Dated: November 14, 2019	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)