Form 10-K
period 2019-12-31
BIO-PATH HOLDINGS INC
filed 2020-03-05
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of February 27, 2020, there were 3,691,857 shares of the registrant’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37,456,677.18 as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on The Nasdaq Capital Market on such date. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have three drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), is in the efficacy portion of a Phase 2 clinical trial for acute myeloid leukemia (“AML”) in combination with low-dose cytarabine (“LDAC”) and in combination with decitabine. On March 6, 2019, we announced intended amendments to this Phase 2 clinical trial to, among other things, add prexigebersen in combination with decitabine for myelodysplastic syndrome (“MDS”) and close prexigebersen in combination with LDAC. On November 26, 2019, we announced successful completion of safety testing in AML and MDS patients in Stage 2 of this Phase 2 clinical trial. In addition, preclinical efficacy studies are underway for triple combination prexigebersen, decitabine and venetoclax in AML. Prexigebersen is also being planned for a safety portion of a Phase 2a clinical trial for chronic myeloid leukemia (“CML”) in combination with dasatinib. Prexigebersen was shown to enhance chemotherapy efficacy in preclinical solid tumor models. In late 2019, we filed an Investigational New Drug (“IND”) application to initiate a Phase 1 clinical trial of prexigebersen in patients with advanced solid tumors, including ovarian and uterine, pancreatic and breast cancer. This trial is expected to commence after the IND has been cleared by the U.S. Food and Drug Administration (“FDA”), which we currently anticipate being in 2020.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an IND application for BP1002. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and chronic lymphocytic leukemia (“CLL”) patients. The Phase 1 clinical trial is expected to be conducted at several leading cancer centers, including The University of Texas MD Anderson Cancer Center (“MD Anderson”) and the Georgia Cancer Center.

Our third drug candidate, Liposomal Stat3 (“BP1003”), targets the Stat3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (NSCLC) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. We expect to complete several IND enabling studies of BP1003 in 2020. If those studies are successful, we expect that we would file an IND in late 2020 for the first-in-humans Phase 1 study of BP1003 in patients with refractory/metastatic solid tumors, including pancreatic, NSCLC and colorectal cancers.

Our DNAbilize® technology-based products are available for out-licensing or partnering. We intend to apply our drug delivery technology template to new disease-causing protein targets to develop new nanoparticle antisense RNAi drug candidates. We have a new product identification template in place to define a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. As we expand, we will look at indications where a systemic delivery is needed and antisense RNAi nanoparticles can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On September 25, 2019, we announced that the United States Patent and Trademark Office (“USPTO”) issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. This is the second patent issued to the Company.

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

Efforts to overcome the stability challenges led to the development of DNA structural backbone chemistries that block nuclease digestion so that DNA can remain in circulation long enough to reach the target cell. The most popular modification employed is called phosphorothioate in which an oxygen atom in the inter-bridging phosphate bond of the DNA is replaced with a sulfur atom. This switch alters the DNA’s structure so that enzymes can no longer break down the DNA. However, DNA that contains sulfur has two major drawbacks. First, it has been shown to cause liver toxicity because, as pure DNA that contains sulfur is circulated through the body, it is rapidly cleared by and accumulates in the liver. Second, sulfur also induces significant toxicity in the form of life-threatening bleeding and clotting complications.

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

The second category of challenges to the development of successful antisense therapeutics is achieving efficient delivery and transfer of a DNA molecule across a lipid-based cell membrane. Cell membranes have a negative charge on the surface. DNA is also negatively charged. When the pure DNA is delivered to the cell surface, the similar charges repel each other, and uptake of the DNA into the cell is very inefficient. Accordingly, the DNA containing antisense drug products will not be delivered in an amount that will have a therapeutic effect.

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

Research did, in fact, confirm that cationic liposomes are capable of transferring DNA inside of cells at a higher efficiency than with no delivery liposomes; however, it was found that cationic lipids have major drawbacks in therapeutics. These include adsorption of serum proteins while the complexes are circulating in the blood. Adsorption of charged serum proteins leads to lipid reorganization, aggregation or disassociation, resulting in poor efficiency of transfer of DNA into cells and non-specific toxicity to cell membranes. DNAbilize® overcomes this challenge as well by encapsulating the DNA in a neutral lipid-based liposome, which is a lipid membrane without surface charge. The lipid particles can circulate through the blood without interacting with charged serum proteins, reaching target cells to transfer intact DNA without toxic effects.

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

Because of our unique ability to address unmet needs in hematological malignancies, our lead drug candidates focus in this area. Our lead drug candidate, prexigebersen, targets the protein Grb2, a bridging protein between activated and mutated cellular kinases and the proteins involved in cell proliferation, and in particular, the Ras protein. When mutations occur that activate these kinases, the cell proliferates uncontrollably, via Grb2, and this results in disease. Inhibition of Grb2 interrupts this pathway and shuts off growth signals.

Prexigebersen is in the efficacy portion of a Phase 2 clinical trial for AML in combination with decitabine in elderly and induction therapy ineligible patients or patients who have decided to forego intensive induction therapy because of their age or fragile health. The multi-site trial is being conducted at leading cancer centers, among them are Weill Medical College of Cornell University, Baylor Scott &White Health, The University of Kansas, New Jersey Hematology Oncology Associates, West Virginia University/Mary Babb Randolph Cancer Center and MD Anderson.

On April 3, 2018, we released the interim data from Stage 1 of the Phase 2 clinical trial for AML in combination with LDAC. The prexigebersen and LDAC combination therapy was well-tolerated and showed early anti-leukemic activity in nearly 50% of evaluable AML patients, including four patients with complete remission (“CR”) and four with stable disease. On August 27, 2018, we announced that we commenced Stage 2 of the Phase 2 clinical trial for AML and added a cohort of patients to be treated with a combination of prexigebersen and decitabine, another AML frontline therapy. On March 6, 2019, we announced updates to the interim analysis from Stage 1 of the Phase 2 clinical trial. We announced that the efficacy profile improved to where 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved CR, including one complete remission with incomplete hematologic recovery (“CRi”) and one morphologic leukemia free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. The efficacy data from the 17 evaluable patients was very favorable compared to the reported CR, CRp (complete remission with incomplete platelet recovery) and CRi rates of 7 to 13% with LDAC treatment alone. Importantly, through investigation by the principal investigators, it was observed that 68% of patients were secondary AML patients, a difficult class to treat. On March 6, 2019, we also announced intended amendments to this Phase 2 clinical trial to, among other things, add prexigebersen in combination with decitabine for MDS and close prexigebersen in combination with LDAC. On November 26, 2019, we announced successful completion of safety testing in AML and MDS patients in Stage 2 of this Phase 2 clinical trial. The safety segment of Stage 2 of this Phase 2 clinical trial comprised six evaluable patients who were treated with a combination of prexigebersen and decitabine.

In addition to the Phase 2 trial for AML, on December 29, 2017, we announced the initiation of our Phase 1b/2a clinical trial, which is the safety portion of the Phase 2 clinical trial, of prexigebersen for the treatment of CML in accelerated and blast phase patients. Bio-Path’s current plans envision enrolling patients in the trial in 2020. The trial is planned to be conducted at MD Anderson as a potential salvage therapy for accelerated and blast phase CML patients and will expand to other sites if feasible. However, recent advances in the treatment of chronic phase CML patients with tyrosine inhibitors have limited the availability of these patients for the trial. As a result, the continuation of this study is being evaluated based on the potential for patient availability and clinical trial site expansion. If this study is advanced, it will evaluate two cohorts of three evaluable patients at two doses (60 mg/m2 and 90 mg/m2) of prexigebersen in combination with dasatinib.

Our second drug candidate, BP1002, targets the protein Bcl-2. Bcl-2 is an anti-apoptotic member of the Bcl-2 family of proteins that regulate cell death. Amplified expression of Bcl-2 protein is associated with numerous lymphomas. The chromosomal translocation t(14;18) is the defining genetic hallmark of follicular lymphoma. The t(14;18) moves the Bcl-2 gene from chromosome 18 into the heavy chain immunoglobin locus on chromosome 14, resulting in uncontrolled high level expression of Bcl-2 protein. Overexpression of Bcl-2 results in deregulated cell survival in affected cells. On November 21, 2019 we announced that the FDA cleared an IND application for BP1002. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is expected to be conducted at several leading cancer centers, including MD Anderson and the Georgia Cancer Center. Initially, a total of six evaluable patients are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design, with a starting dose of 20 mg/m2. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days.

Our third drug candidate, BP1003, targets the Stat3 protein and is currently in IND enabling studies. Preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. We expect to complete several IND enabling studies of BP1003 in 2020. If those studies are successful, we expect that we would file an IND in late 2020 for the first-in-humans Phase 1 study of BP1003 in patients with refractory/metastatic solid tumors including pancreatic, NSCLC and colorectal cancers.

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

(1)

Develop prexigebersen for treatment of AML, MDS and CML in combination with frontline therapies. The Phase 1 clinical trial demonstrated an excellent safety profile of prexigebersen in patients with relapsed/refractory AML, CML or MDS. Moving forward with AML, the area of highest need, we announced in November 2016, the commencement of the Phase 2 trial of prexigebersen in combination with LDAC in AML patients. Eligible patients include de novo elderly ineligible for induction therapy or patients who have decided to forego intensive induction therapy because of their age or fragile health. We released the initial interim data analysis of Stage 1 of the Phase 2 AML study in April 2018, and the updated data in March 2019. In August 2018, we announced the addition of a prexigebersen and decitabine combination cohort to the Phase 2 AML study. On March 6, 2019, we announced a revised clinical program intended for prexigebersen in AML. Part of this revised program includes the intended inclusion of high risk MDS patients in the prexigebersen and decitabine combination cohort and the closure of the prexigebersen and LDAC combination cohort in the ongoing Phase 2 AML study. On November 26, 2019, we announced successful completion of safety testing in AML and MDS patients in Stage 2 of this Phase 2 AML study. In addition, preclinical efficacy studies are underway for triple combination prexigebersen, decitabine and venetoclax in AML. On December 29, 2017, we announced the initiation of the safety portion of the Phase 2a clinical trial for blast and accelerated phase CML patients with prexigebersen in combination with dasatinib. We plan to enroll patients in the trial in 2020, however, continuation of this trial is being evaluated based upon an assessment of the availability of blast and accelerated phase patients.

(2)

Develop prexigebersen for treatment of solid tumors. Preclinical studies, in collaboration with leaders in the field of ovarian and breast cancer at MD Anderson, have been conducted to assess the efficacy of prexigebersen in solid tumors. Research show that prexigebersen enhances the efficacy of frontline therapy in ovarian cancer models. In late 2019, we filed an IND application to initiate a Phase 1 clinical trial of prexigebersen in patients with advanced solid tumors, including ovarian and uterine, pancreatic and breast cancer. This trial is expected to commence after the IND has been cleared by the FDA, which we currently anticipate being in 2020, at several leading cancer centers and will evaluate the safety of prexigebersen in these patients. Assuming positive Phase 1 results, we expect that we would advance to a Phase 1b clinical trial of prexigebersen in combination with frontline therapy in these same advanced solid tumor patients.

(3)

Develop BP1002 for lymphoma and CLL. On November 21, 2019 we announced that the FDA cleared an IND application for BP1002, our second drug candidate. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is expected to be conducted at several leading cancer centers, including MD Anderson and the Georgia Cancer Center. Initially, a total of six evaluable patients are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design, with a starting dose of 20 mg/m2. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days.

(4)

Develop BP1003 for pancreatic cancer and solid tumors. Our third drug candidate, BP1003, targets the Stat3 protein and is currently in IND enabling studies for solid tumors, including pancreatic cancer. Previous preclinical models have shown BP1003 to successfully penetrate pancreatic tumors and to significantly enhance the efficacy of standard frontline treatments. Bio-Path expects to complete several IND enabling studies of BP1003 in 2020. If those studies are successful, Bio-Path expects that it would file an IND in late 2020 for the first-in-humans Phase 1 study of BP1003 in patients with refractory/metastatic solid tumors including pancreatic, NSCLC and colorectal cancers.

(5)

Expand DNAbilize® to evaluate targets beyond cancer. We plan to apply the DNAbilize® delivery technology template to new protein targets that meet scientific, preclinical and commercial criteria and file new patents on these targets. We expect that these efforts will include collaboration with scientific key opinion leaders in the field of study and include developing drug candidates for diseases other than cancer. On September 25, 2019, we announced that the USPTO issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. This is the second patent issued to the Company.

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

Table 1. Antisense or Anti-MiR drugs FDA Approved or in Clinical Trials*

Nucleic Acid Modification	Drug	Targeted Gene	Clinical Status	Indications
Backbone Modifications
Phosphorothioate	Vitravene	Cytomegalovirus	Approved	CMV retinitis
P-ethoxy	Prexigebersen	Grb2	Phase 2	Leukemia
Morpholino	Eteplirsen	Dystrophin exon 51	Approved	Duchenne Myotonic dystrophy
	Golodirsen	Dystrophin exon 53	Approved	Duchenne Myotonic dystrophy
	Viltolarsen	Dystrophin exon 53	Phase 3	Duchenne Myotonic dystrophy
Sugar Modifications

2’- methoxy-O-ethyl	Mipomersen	Apolipoprotein B	Approved	Familial hypercholesterolemia
	Nusinersen	SMN1	Approved	Spinal muscular atrophy

	Lipid System	Natural Components	Potential toxicity

	SNALP	Cholesterol, Phosphatidylcholine	Cationic lipid, PEG
	Lipidoid	Cholesterol	PEG
	LPH	Cholesterol, hyaluronic acid	DOTAP, PEG
	Neutral lipid particle	DOPC lipid	None

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

Indications for Acute Myeloid Leukemia (AML), Myelodysplastic Syndrome (MDS) and Chronic Myelogenous Leukemia (CML)

AML – Background and Common Treatments. AML is the rapid accumulation of immature myeloid cells in the blood, resulting in a drop of the other cell types such as red blood cells and platelets. The expansion of immature monocytes leaves the patient unable to fight infection. If AML is left untreated, it usually results in death within three months. AML incidence increases with age, with more than 50% of the cases in people age 60 or older. AML is the most common acute leukemia in adults, and the National Cancer Institute estimates that approximately 20,000 new cases occur each year (Figure 3). The cure rate is between 5 to 15% in older adults, and those who cannot receive the standard course of chemotherapy have an average survival rate of five to ten months. The frontline low-intensity therapies for elderly AML patients are LDAC, decitabine or azacytidine (the latter two drugs are DNA hypomethylating agents). In November of 2018, the FDA approved venetoclax (a Bcl-2 inhibitor) for the newly diagnosed AML patients aged 75 years and older or adults who cannot be treated with intensive induction chemotherapy. venetoclax is used in combination with LDAC, decitabine or azacytidine. Mutation in the Bcl-2 binding domain, which reduces venetoclax’s ability to bind to Bcl-2, has been linked with venetoclax resistance in CLL patients. Such venetoclax resistance may also occur in AML patients. AML remains an area of high unmet need for both the relapsed and the de novo elderly population who are typically ineligible for induction therapy.

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

The principal investigator for the Phase 1 clinical trial was a leading expert in the treatment of CML, AML, MDS and ALL. Because the results of the first trial produced unexpected and clinically interesting results in some patients, the principal investigator prepared an abstract of the results of the first cohort that was accepted for presentation at the ASH annual meeting in December 2011. Results that demonstrated potential anti-leukemia benefits in treated patients were included in the presentation. Subsequently, in fall 2013 the principal investigator prepared an abstract of updated information on the results of the clinical trial through Cohort 5, which was accepted for presentation at the ASH annual meeting in December 2013. Highlights (which have been updated to include patients from Cohort 6) of the presentation prepared by the principal investigator for the meeting included:

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

With the completion of Cohort 8, the Phase 1b trial was completed. Results from the Phase 1b clinical trial demonstrated it is safe to add prexigebersen, which appears to yield better response rates in this AML patient population. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase 2 trial was dosed. The full trial design includes approximately 54 evaluable patients with an interim analysis to be performed after 19 patients are treated with the combination. The multi-site trial was conducted at leading cancer centers, among them are Weill Medical College of Cornell University, Baylor Scott & White Health, The University of Kansas, New Jersey Hematology Oncology Associates, West Virginia University/Mary Babb Randolph Cancer Center, and MD Anderson. On August 27, 2018, we announced that we added a cohort of patients to be treated with a combination of prexigebersen and decitabine, another AML frontline therapy.

Thirty-three patients were pre-screened for the efficacy portion of the Phase 2 prexigebersen + LDAC combination study. Thirty patients were enrolled and 17 patients were deemed evaluable. We released the initial interim data analysis of 17 patients in April 2018 and updated data in March 2019. On March 6, 2019, we announced that the updated data showed that 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved CR, including one CRi and one morphologic leukemia free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. The efficacy data from the 17 evaluable patients was very favorable compared to the reported CR, CRp and CRi rates of 7 to 13% with LDAC treatment alone. Importantly, through investigation by the principal investigators, it was observed that 68% of patients were secondary AML patients, a difficult class to treat.

Results to date have shown prexigebersen, with its efficacy and excellent safety profile, to be an effective combination candidate with frontline therapy. We believe the recent approval of the frontline therapy venetoclax provides an opportunity for combining prexigebersen with the venetoclax and decitabine combination for the treatment of de novo AML patients. On March 6, 2019, we announced a revised clinical program intended for prexigebersen in AML, which is generally summarized below:

•	Expand the existing prexigebersen and decitabine combination Phase 2 AML cohort to include untreated high risk MDS patients.
•	Add a new cohort of prexigebersen and decitabine combination in refractory/relapsed patients (AML and high risk MDS).
•	Close the prexigebersen and LDAC combination Phase 2 AML cohort.
•	Determine the safety of the triple combination prexigebersen, decitabine and venetoclax in refractory/relapsed AML and high risk MDS patients.
•	If we observe a successful safety assessment, we intend to initiate two AML registration-directed cohorts of the triple combination prexigebersen, decitabine and venetoclax in separate patient populations, including untreated patients (AML plus high risk MDS), and refractory/relapsed patients (AML plus high risk MDS).

In November 2019, we announced the successful completion of the safety testing of prexigebersen in combination with decitabine in AML and MDS patients in Stage 2 of the Phase 2 clinical study. The safety segment of Stage 2 of the Phase 2 clinical trial comprised six evaluable patients who were treated with the combination of prexigebersen and decitabine. Although the treatment combination of prexigebersen and decitabine is not the treatment planned for the efficacy evaluation of Stage 2 of the Phase 2 clinical trial, the efficacy profile in this safety segment of the study was encouraging with 50% of patients having a response, including two complete responses (33%) with incomplete hematologic recovery and one patient (17%) showing partial response. For reference, in this class of AML patients, the complete response rate to treatment with decitabine alone is approximately 20%.

In addition to the Phase 2 trial for AML, on December 29, 2017, we announced the initiation of our Phase 1b/2a clinical trial, which is the safety portion of the Phase 2 clinical trial, of prexigebersen for the treatment of CML in accelerated and blast phase patients. Bio-Path’s current plans envision enrolling patients in the trial in 2020. The trial is planned to be conducted at MD Anderson as a potential salvage therapy for accelerated and blast phase CML patients and will expand to other sites if feasible. However, recent advances in the treatment of chronic phase CML patients with tyrosine inhibitors have limited the availability of these patients for the trial. As a result, the continuation of this study is being evaluated based on the potential for patient availability and clinical trial site expansion. If this study is advanced, it will evaluate two cohorts of three evaluable patients at two doses (60 mg/m2 and 90 mg/m2) of prexigebersen in combination with dasatinib.

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

Ovarian cancer is one of the most common type of gynecologic malignancies, with 50% of all cases occurring in women older than 65 years. It is the fifth most frequent cause of cancer death in women. In the U.S., 21,750 new cases and 13,940 deaths from ovarian cancer are expected in 2020. Around 70% of patients diagnosed with ovarian cancer will have a recurrence. Recurrent ovarian cancer is treatable but rarely curable. The average duration of survival after recurrence of ovarian cancer is less than 2 years. The 5-year survival rate for patients with recurrent ovarian cancer following standard salvage chemotherapy treatment is less than 10%. Given the poor outcomes of treatment for ovarian cancer, novel drug treatments are urgently needed.

Prexigebersen Development and Treatment for ovarian cancer. There have been reports demonstrating that Grb2 is overexpressed in ovarian tumors, and that Grb2 is essential to transducing various oncogenic signals in ovarian tumors. Thus, Grb2 may be a novel potential therapeutic target for ovarian cancer, and prexigebersen may provide clinical benefit against ovarian cancer. Preclinical experiments were conducted in collaboration with leaders in the field of ovarian cancer at MD Anderson. An abstract of the preclinical study was presented in the 2018 American Association for Cancer Research (AACR) Annual Meeting. Prexigebersen effectively penetrated ovarian tumors and decreased target Grb2 protein level in preclinical ovarian tumor models. Prexigebersen was demonstrated to reduce ovarian tumor burden both as a monotherapy and in combination with paclitaxel, a standard of care therapy for patients with advanced ovarian cancer. In late 2019, we filed an IND application to initiate a Phase 1 clinical trial of prexigebersen in patients with advanced solid tumors, including ovarian and uterine, pancreatic and breast cancer. This trial is expected to commence after the IND has been cleared by the FDA, which we currently anticipate being in 2020, at several leading cancer centers and will evaluate the safety of prexigebersen in these patients. Assuming positive Phase 1 results, we expect that we would advance to a Phase 1b clinical trial of prexigebersen in combination with frontline therapy in these same advanced solid tumor patients.

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

Bcl-2 is a protein that is involved in regulating apoptosis, or programmed cell death. Apoptosis is a physiologic mechanism of cell turnover by which cells actively commit suicide in response to aberrant external signals. Over-expression of Bcl-2 prevents the induction of apoptosis in response to cellular insults such as treatment with chemotherapeutic agents. Bcl-2 is over-expressed in more than 90% of follicular lymphoma (FL) due to a chromosomal rearrangement and is the key factor in the initiation of this malignancy. Bcl-2 is also overexpressed in a wide variety of solid tumors. For example, Bcl-2 over-expression has been associated with the progression of prostate cancer from hormone dependence to hormone independence and may contribute to the relative drug resistant phenotype typically observed in hormone independent prostate cancer.

Non-Hodgkin’s Lymphomas –Background and Common Treatments. In the U.S., approximately 77,240 new cases and 19,940 deaths from non-Hodgkin’s lymphoma (“NHL”) are expected in 2020. Approximately 40% of NHLs are indolent lymphomas such as FL and approximately 60% are the more aggressive lymphomas such as DLBCL. A consensus on front-line treatment for FL has not been established as many factors are taken into account in the treatment approach (e.g., age, stage of disease, cell surface markers). Rituximab is a treatment of choice for the majority of lymphomas and is typically used in combination with other chemotherapy agents or as a maintenance treatment.

BP1002 – Development and Treatment for FL, and other sub-types of lymphoma. On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for refractory/relapsed patients with FL and other sub-types of NHL (including DLBCL, MCL, CLL, SLL, PTCL, CTCL, marginal zone lymphoma), Hodgkin lymphoma, and Waldenströms macroglobulinemia (Figure 9).

Figure 9. Non-Hodgkin’s Lymphoma Types and Prevalence

BL = Burkitt’s lymphoma; CLL = chronic lymphocytic leukemia; DLBCL = diffuse large B-cell lymphoma; FL = follicular lymphoma; MALT = mucosa-associated lymphoid tissue; MCL = mantle cell lymphoma; NK = natural killer; SLL = small lymphocytic lymphoma.

Source: http://www.medscape.org/viewarticle/725127

Treatments of varying efficacy exist for FL and DLBCL; however, due to the wide variety of subtypes of this disease, a frontline approach is lacking. Bcl-2 is over-expressed in 85% of FL patients due to a translocation between chromosomes 18 and 14, a hallmark of the disease. Therapies that directly and specifically block or inhibit protein synthesis of Bcl-2 could be transformative in this indication. Previous attempts at a Bcl-2 antisense by Genta Inc. and ProNAi failed to show an improvement in remission or overall survival rates. The Genta antisense was a phosphorothioate DNA with dose-limiting toxicity and it also did not have a lipid delivery mechanism to aid in prevention of clearance by the liver, reducing the levels of antisense reaching diseased cells. The ProNAi antisense was administered with an anionic, pH-tunable liposome. The drug was tolerable but its low response rate in DLBCL patients in a Phase 2 study prompted the company to discontinue further clinical development. We believe that BP1002 overcomes the failures of previous antisense attempts at inhibiting Bcl-2. With BP1002, more drug substance can reach the lymphoma cells so that the cancer cells can be treated with a safe and therapeutically relevant dose. The small molecule Bcl-2 inhibitor venetoclax was approved by the FDA in June 2018 for the treatment of patients with CLL and SLL who have received at least one prior therapy. In May 2019, FDA approved venetoclax in combination with obinutuzumab for the treatment of adult CLL and SLL patients with previously untreated disease. However, treatment with venetoclax can lead to the development of drug resistance, resulting in disease recurrence. One of the proposed mechanisms of venetoclax resistance is an acquired mutation in Bcl-2, which reduces venetoclax’s ability to bind and inhibit Bcl-2. Because BP1002 activity is based on blocking the Bcl-2 messenger RNA and BP1002 targets Bcl-2 at a site different from venetoclax, we expect BP1002 to overcome such venetoclax resistance mechanism and be an effective approach for patients who have relapsed from venetoclax. We believe BP1002 provides a new tool for cancer treatment for not just lymphomas, but also many cancers for which Bcl-2 expression is driving cell survival. The introduction of a new, non-toxic, and specific Bcl-2 inhibitor could be a major advance in cancer therapeutics.

On November 21, 2019 we announced that the FDA cleared an IND application for BP1002. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is expected to be conducted at several leading cancer centers, including MD Anderson and the Georgia Cancer Center. Initially, a total of six evaluable patients are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design, with a starting dose of 20 mg/m2. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days.

BP1003

BP1003 is our third liposome delivered antisense drug candidate. BP1003 is a DNAbilize® RNAi nanoparticle containing antisense DNA targeting Stat3, whose constitutive activity is associated with a poorer survival outcome for cancer patients, including those of pancreatic adenocarcinoma (PDAC). We hypothesized that the natural lipid delivery vesicle would have unique characteristics that would allow for penetration of the fibrotic stroma to reach the PDAC cells. An abstract of the preclinical study was presented in the 2019 AACR Annual Meeting. Our preclinical work demonstrated that BP1003 was successful in crossing the scar tissue matrix and delivering antisense drug into the tumor tissue. Subsequent studies evaluating the combination of BP1003 with gemcitabine, a frontline therapy for advanced PDAC patients, suggest that the regimen has synergistic anti-tumor effects. We expect to complete several IND enabling studies of BP1003 in 2020. If those studies are successful, we expect that we would file an IND in late 2020 for the first-in-humans Phase 1 study of BP1003 in patients with refractory/metastatic solid tumors including pancreatic, NSCLC and colorectal cancers

Stat3 expression has been associated with increased severity of disease and poor survival in numerous cancers including approximately 82 to 100% of pancreatic tumors, 80% of NSCLC, 82% of prostate tumors, 77% of cervical cancers, 50% of breast cancers, 57% of colon cancers and 97% of Stage 3 and 4 ovarian cancers. We believe that a therapeutic that shuts down the Stat3 protein can have significant clinical impact for all solid tumors that express Stat3.

Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. PDAC is a cancer of the exocrine cells of the pancreas. In the U.S. in 2020, approximately 57,600 people will be diagnosed with PDAC, and approximately 47,050 (82%) will die from the disease. Less than 9% of PDAC patients would survive beyond 5 years. It is projected that in the next 10 to 15 years, PDAC will become the second most lethal cancer behind lung cancer. This is due to rapid advancements that have been made in the treatment of other cancers, as well as the rise of type 2 diabetes, a risk factor for development of PDAC.

Because most people have advanced PDAC at the time of diagnosis, survival rates are very low. Typical survival for a metastatic or advanced patient is only six to nine months from diagnosis. Treatment of this disease is hampered by the location of the pancreas, which is difficult to reach with conventional therapies and the fibrotic nature of the tumors, which protects them from penetration by chemotherapeutics. We believe a novel and unconventional therapeutic is needed to overcome these barriers to treatment.

While competition for therapeutics that target the Stat3 pathway exist, the competition for specific Stat3 inhibitors is very small. Most compounds under development target the pathway upstream of Stat3 or inhibit Stat1 and Stat5 in addition to Stat3 and thus induce serious toxic side effects. For example, Ionis Pharmaceuticals, Inc. has developed an antisense DNA-based Stat3 inhibitor called IONIS-STAT3-2.5Rx. It is being evaluated in clinical trials by AstraZeneca under the name AZD9150 for solid tumors and NHL. However, due to the toxicity of the DNA chemistry, thrombocytopenia continues to limit the systemic delivery and efficacy of such compounds for the treatment of cancer. We believe BP1003 avoids these complications.

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

Figure 10. Active U.S. Clinical Trials for Advanced, Metastatic Pancreatic Cancer Patients

DNAbilize®

DNAbilize® technology is available for out-licensing. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new liposomal antisense drug candidates. A new product identification template was recently approved that defines a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. A significant amount of capital is expected to be allocated to in-license promising protein targets that can be developed as new liposomal antisense drug candidates. As we expand, we will look at indications where a systemic delivery is needed and antisense can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On September 25, 2019, we announced that the USPTO issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. This is the second patent issued to the Company.

We are interested in pursuing a wide-ranging, proactive licensing program to include co-development of specific liposomal antisense drug candidates, sub-licensing our delivery template for outside development of liposomal antisense drug candidates or out-licensing a partially-developed drug candidate for final development and marketing.

Research and Development

Our research and development expense primarily consists of third-party clinical and preclinical development activities, salaries and benefits expense and stock-based compensation. As we advance and expand our pipeline of drug candidates, we anticipate our research and development expenses will continue to increase in conjunction with these activities. Research and development expenses incurred for each of the years ended December 31, 2019 and December 31, 2018, were $4.6 million.

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

We have expanded our intellectual property portfolio by filing patent applications that are applicable to our technology and business strategy. We announced on September 25, 2019 that the USPTO issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. Our patent portfolio currently includes two issued patents (No. 9,744,187 and No. 10,335,428) in the U.S. for claims related to DNAbilize®, as well as four additional pending patents for composition and methods of use of specific drug targets. There can be no assurances that patents related to our existing patent applications or applications we may file in the future will be issued or that any issued patents will provide meaningful protection for our drug candidates, which could materially and adversely affect our competitive business position, business prospects and financial condition.

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

Employees

We currently employ nine full-time employees. We also have contractual relationships with additional professionals who perform certain medical officer, regulatory and drug development duties. We believe relations with such professionals and employees are good.

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

We have incurred significant operating losses since our inception. As of December 31, 2019, we had an accumulated deficit of $56.3 million. To date, we have not generated any revenue from the sale of our drug candidates and we do not expect to generate any revenue from sales of our drug candidates for the foreseeable future. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts.

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

As of December 31, 2019, we had $20.4 million in cash on hand, compared to $1.0 million as of December 31, 2018. Our ongoing future capital requirements will depend on numerous factors, including:

•	the rate of progress, results and costs of completion of ongoing clinical trials of our drug candidates;
•	the rate of progress, results and costs of completion of the ongoing preclinical testing of prexigebersen, BP1002 and BP1003;
•	the size, scope, rate of progress, results and costs of completion of any potential future clinical trials and preclinical tests of our drug candidates that we may initiate;
•	the costs to obtain adequate supply of the compounds necessary for our drug candidates;
•	the costs of obtaining regulatory approval of our drug candidates;
•	the scope, prioritization and number of drug development programs we pursue;
•	the costs for preparing, filing, prosecuting, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other products and technologies and the costs to develop those products and technologies;
•	the costs of future commercializing activities, including product sales, marketing, manufacturing and distribution, of any of our drug candidates or other products for which marketing approval has been obtained;
•	our ability to establish strategic collaborations and licensing or other arrangements on terms favorable to us; and
•	competing technological and market developments.

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

Future collaboration arrangements to leverage our capabilities may not be successful.

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

Our employees, agents, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with applicable regulatory standards and requirements.

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

We expect to expand our operations, including clinical trials, in the future and may face challenges in managing our growth, which may result in disruptions to our operations.

We expect to expand our operations, including clinical trials for our drug candidates, over time. To successfully manage future growth, we may need to implement and improve our managerial, operational and financial resources, and may need to expand our facilities and recruit and train additional qualified personnel. Our expected growth may also require significant financial resources, which may not be available when needed or on terms favorable to us. Our senior management may be required to devote substantial attention to managing growth activities and may be unable to effectively manage the expansion of our operations due to our limited resources, which may result in disruptions to our business operations and could harm our business and financial condition.

If we acquire or license technologies, resources or drug candidates, we will incur a variety of costs and may never realize benefits from the transaction.

If appropriate opportunities become available, we may license or acquire technologies, resources, drugs or drug candidates. We may never realize the anticipated benefits of such a transaction. In particular, due to the risks inherent in drug development, we may not successfully develop or obtain marketing approval for the drug candidates we acquire. Future licenses or acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, the creation of contingent liabilities, material impairment expenses related to goodwill and impairment or amortization expenses related to other intangible assets, which could harm our business and financial condition.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation experiences an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to utilize its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Our prior and potential future equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change under Section 382 of the Code. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

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

We may be subject, directly or indirectly, to certain U.S. federal and state healthcare laws and regulations, such as anti-kickback, false claims laws, physician payment transparency laws or similar fraud and abuse laws, which could expose us to potential criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others will play a primary role in the recommendation, ordering and utilization of any products for which we obtain regulatory approval. If we obtain FDA approval for any of our products and begin commercializing those products in the U.S., our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment transparency laws and regulations. These laws may impact, among other things, our potential sales, marketing and education programs and our relationships with physicians, patients, and other persons or entities in a position to refer, use, or recommend our future products. The laws that may affect our ability to operate could include, but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;
•	federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which may be pursued through civil whistleblower or qui tam actions, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid or other third-party payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•	federal criminal statutes under the Health Insurance Portability and Accountability Act of 1996, which prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•	the federal transparency requirements under The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (known collectively as the “Affordable Care Act”), including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•	State law equivalents of each of the healthcare laws described above, some of which may be broader in scope and apply regardless of the type of payor, such as state anti-kickback statutes and false claims acts, and state pricing, marketing, and transparency statutes that require us to adopt compliance programs, report pricing information, or disclose payments or other transfers of value to physicians or other covered recipients.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, including December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and stop critical activities. If a prolonged government shutdown or a series of shutdowns occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to gain access to the public markets and obtain necessary capital in order to properly capitalize and continue our operations, which could have a material adverse effect on our our business and financial condition.

Risks Related to the Development of Our Drug Candidates

We must complete extensive clinical trials to demonstrate the safety and efficacy of our drug candidates. If we are unable to demonstrate the safety and efficacy of our drug candidates, we will not be successful.

To date, none of our drug candidates have been approved for sale in the U.S. or any foreign country. While antisense therapeutics have been in development for over 20 years, only five antisense drugs have been successfully developed to date. Further, the development of liposomal antisense therapeutics, which comprise our drug therapeutics technology, has faced many challenges and generally remains unproven in the treatment of cancers. The success of our business depends primarily on our ability to develop and commercialize our drug candidates successfully. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing of our drug candidates.

On February 9, 2015, we announced that we began enrollment into the combination therapy Phase 1b clinical trial for prexigebersen in patients with AML. The combination therapy Phase 1b clinical trial consisted of two dosing cohorts of prexigebersen (60 mg/m2 and 90 mg/m2) to test the safety profile of treating AML patients with prexigebersen in combination with LDAC. Patients ineligible for intensive induction therapy are currently treated only with LDAC. We also announced the completion of the Phase 1b trial. Results from the Phase 1b clinical trial demonstrated it is safe to add prexigebersen, which appears to yield better response rates in this AML patient population. On October 9, 2015, we announced the completion of Cohort 7, the first dosing cohort of the Phase 1b clinical trial, and on March 3, 2016, we announced the completion of Cohort 8, the second dosing cohort of the Phase 1b clinical trial. On June 6, 2016, we announced data from the safety segment of the Phase 2 combination therapy of prexigebersen and LDAC showed no dose limiting toxicities. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase 2 trial for AML was dosed. We released the initial interim data analysis of Stage 1 of the Phase 2 AML study in April 2018, and the updated data in March 2019. In August 2018, we announced the addition of a prexigebersen and decitabine combination cohort to the Phase 2 AML study. On March 6, 2019, we announced a revised clinical program intended for prexigebersen in AML. Part of this revised program includes the intended inclusion of high risk MDS patients in the prexigebersen and decitabine combination cohort and the closure of the prexigebersen and LDAC combination cohort in the ongoing Phase 2 AML study. On December 29, 2017, we announced the initiation of our Phase 1b/2a clinical study of prexigebersen for the treatment of CML in accelerated blast phase patients. In addition, prexigebersen is in preclinical studies for solid tumors, including breast cancer and ovarian cancer. On November 26, 2019, we announced successful completion of the safety testing of prexigebersen in combination with decitabine in acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS) patients in Stage 2 of the Phase 2 clinical study.

We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to move on to further efficacy segments of the Phase 2 or Phase 3 clinical trials or commence and complete any other clinical trials for any of our drug candidates. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical tests or clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage trials. The failure of clinical trials to demonstrate safety and efficacy of one or more of our drug candidates will have a material adverse effect on our business and financial condition.

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

Delays in the completion of, or the termination of, clinical trials of our drug candidates could result in increased costs to us and could delay or prevent us from generating revenues.

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

From time to time, we may publicly announce our expected timing of completing certain milestones relating to various scientific, clinical, regulatory, development and other objectives related to our business. For example, these milestones may include the commencement or completion of scientific studies or clinical trials or the submission or approval of regulatory filings. Our estimates for completion of these milestones are based on a variety of assumptions, some of which may be out of our control.

If we experience delays in the completion of, or termination of, clinical trials of any drug candidates in the future, or if we do not meet our milestones within the estimated timeframes that we have publicly announced, our business, financial condition and the commercial prospects for our drug candidates could be materially adversely affected, and our ability to generate product revenues could be delayed or eliminated. In addition, our stock price could decline.

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

We have limited experience in conducting and managing later stage clinical trials necessary to obtain regulatory approvals, including approval by the FDA. However, this risk would be mitigated in the event the Company is successful entering into a co-development agreement with a pharma partner for late stage clinical development. The time required to complete clinical trials and for the FDA and other countries’ regulatory review processes is uncertain and typically takes many years. Our analysis of data obtained from preclinical and clinical trials is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials, and FDA regulatory review.

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

We have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with our third-party manufacturer for the manufacture of our drug requirements, including an agreement for the manufacture of prexigebersen for use in our Phase 2 clinical trial for AML and CML and third-party manufacture of our drug requirements agreement for BP1002. To date, we have made steady progress with our current third-party manufacturers, overcoming challenges associated with scaling up manufacturing to develop their capabilities to supply us with our necessary quantities of drug supplies for our clinical trials. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, including:

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

The FDA also requires that we demonstrate structural and functional comparability of a drug candidate produced by different third-party manufacturers. Because we may use multiple sources to manufacture our drug candidates, we may need to conduct comparability studies to assess whether manufacturing changes have affected the safety, identity, purity or potency of any drug candidate compared to the drug candidate produced by another manufacturer. If we are unable to demonstrate comparability, the FDA could require us to conduct additional clinical trials, which would be expensive and significantly delay commercialization of our drug candidates.

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

We announced on September 25, 2019 that the USPTO issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. Our patent portfolio currently includes two issued patents (No. 9,744,187 and No. 10,335,428) in the U.S. for claims related to DNAbilize®, as well as four additional pending patents for composition and methods of use of specific drug targets. Our success depends in large part on our ability to obtain and maintain patent protection both in the U.S. and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

We announced on September 25, 2019 that the USPTO issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. Our patent portfolio currently includes two issued patents (No. 9,744,187 and No. 10,335,428) in the U.S. for claims related to DNAbilize®, as well as four additional pending patents for composition and methods of use of specific drug targets. We are actively reviewing and preparing additional patent applications to expand our patent portfolio, but there can be no assurances that patents related to our existing patent applications or any applications we may file in the future will be issued or that any issued patents will provide meaningful protection for our drug candidates, which could materially adversely affect our competitive business position, business prospects and financial condition.

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

We expect to seek the additional capital necessary to fund our operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. In addition, sales of a substantial number of shares of our common stock or other securities in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We may issue additional shares of our common stock in accordance with our equity incentive plans or upon exercise or conversion of outstanding securities that are exercisable for or convertible into shares of our common stock, which may cause dilution to existing stockholders.

As of December 31, 2019, there were 67,681 shares of common stock reserved for issuance upon the exercise of outstanding options granted under our equity incentive plans. As of December 31, 2019, there were 609,121 additional shares of common stock reserved for future issuance of awards under the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan, as amended (the “2017 Stock Incentive Plan”). In addition, as of December 31, 2019, there were 858,699 shares of common stock reserved for issuance upon the exercise of outstanding warrants that we have issued in connection with prior securities offerings. To the extent that outstanding stock options and warrants are exercised, existing stockholders’ ownership interests may be diluted.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. On March 10, 2014, our common stock commenced trading on The Nasdaq Capital Market, and there is a limited history on which to gauge the volatility of our stock price on The Nasdaq Capital Market. From January 1, 2017 through December 31, 2019, our stock price has fluctuated from a low of $1.61 to a high of $270.00, after adjustment for reverse stock splits. The market price for our common stock will be affected by a number of factors, including:

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

In the past, we have received a notice of non-compliance from the Listing Qualifications Department of The Nasdaq Stock Market LLC with respect to the $1.00 minimum closing bid price requirement. Although we have regained compliance with the minimum closing bid price requirement after implementing reserve stock splits, there can be no assurance that we will be able to meet the minimum closing bid price requirement or other listing requirements in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In April 2014, we entered into a lease agreement for approximately 3,000 square feet of office space for general and administrative purposes in Bellaire, Texas, which is part of the Houston metropolitan area. The term of the lease began on August 1, 2014 and was scheduled to terminate on July 31, 2019. In May 2019, we entered into an amendment to the lease agreement to extend the term of the lease to October 31, 2024.

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

Holders

As of February 27, 2020, there were 3,691,857 shares of our common stock outstanding and approximately 218 stockholders of record.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have three drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), is in the efficacy portion of a Phase 2 clinical trial for AML in combination with LDAC and in combination with decitabine. On March 6, 2019, we announced intended amendments to this Phase 2 clinical trial to, among other things, add prexigebersen in combination with decitabine for MDS and close prexigebersen in combination with LDAC. On November 26, 2019, we announced successful completion of safety testing in AML and MDS patients in Stage 2 of this Phase 2 clinical trial. In addition, preclinical efficacy studies are underway for triple combination prexigebersen, decitabine and venetoclax in AML. Prexigebersen is also planned for a safety portion of a Phase 2a clinical trial for CML in combination with dasatinib. Prexigebersen was shown to enhance chemotherapy efficacy in preclinical solid tumor models. In late 2019, we filed an IND application to initiate a Phase 1 clinical trial of prexigebersen in patients with advanced solid tumors, including ovarian and uterine, pancreatic and breast cancer. This trial is expected to commence after the IND has been cleared by the FDA, which we currently anticipate being in 2020.

Our second drug candidate, BP1002, targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an IND application for BP1002. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is expected to be conducted at several leading cancer centers, including MD Anderson and the Georgia Cancer Center.

Our third drug candidate, BP1003, targets the Stat3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, NSCLC and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. We expect to complete several IND enabling studies of BP1003 in 2020. If those studies are successful, we expect that we would file an IND in late 2020 for the first-in-humans Phase 1 study of BP1003 in patients with refractory/metastatic solid tumors, including pancreatic, NSCLC and colorectal cancers.

Our DNAbilize® technology-based products are available for out-licensing or partnering. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new nanoparticle antisense RNAi drug candidates. We have a new product identification template in place to define a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. As we expand, we will look at indications where a systemic delivery is needed and antisense RNAi nanoparticles can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On September 25, 2019, we announced that the USPTO issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases.

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

As of December 31, 2019, we had an accumulated deficit of $56.3 million. Our net loss was $8.6 million for each of the years ended December 31, 2019 and 2018. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

We expect research and development expenses associated with the completion of the associated clinical trials to be substantial and to increase over time. The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our drug candidates or the period, if any, in which material net cash inflows from our drug candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the rate of progress, results and costs of completion of ongoing clinical trials of our drug candidates;
•	the size, scope, rate of progress, results and costs of completion of any potential future clinical trials and preclinical tests of our drug candidates that we may initiate;
•	competing technological and market developments;
•	the performance of third-party manufacturers and suppliers;
•	the ability of our drug candidates, if they receive regulatory approval, to achieve market success; and
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our drug candidates.

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

Results of Operations

Comparisons of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Revenue. We had no revenue for each of the years ended December 31, 2019 and December 31, 2018.

Research and Development Expenses. Our research and development expense was $4.6 million for each of the years ended December 31, 2019 and December 31, 2018. The following table sets forth our research and development expenses (in thousands):

	Year ended
	December 31,
	2019	2018
Research and development expense	$4,488	$4,522
Non-cash stock-based compensation expense	97	81
Total research and development expense	$4,585	$4,603

General and Administrative Expenses. Our general and administrative expense was $4.1 million for the year ended December 31, 2019, an increase of $0.7 million compared to the year ended December 31, 2018. The increase in general and administrative expense was primarily due to increased legal fees and salaries and benefits expenses. The following table sets forth our general and administrative expenses (in thousands):

	Year ended
	December 31,
	2019	2018
General and administrative expense	$3,521	$2,906
Non-cash stock-based compensation expense	587	473
Total general and administrative expense	$4,108	$3,379

Impairment of Technology License. We recorded an impairment for the remaining balance of our prior technology license of $0.6 million for the year ended December 31, 2018.

Net Operating Loss. Our net loss from operations was $8.7 million for the year ended December 31, 2019, an increase of $0.1 million compared to the year ended December 31, 2018.

Net Loss. Our net loss for each of the years ended December 31, 2019 and December 31, 2018 was $8.6 million.

Net Loss per Share. Net loss per share, both basic and diluted, was $3.24 per share for the year ended December 31, 2019, compared to $14.38 per share for the year ended December 31, 2018. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $20.4 million at December 31, 2019, an increase of $19.4 million compared to December 31, 2018. We believe that our available cash on hand will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.

Cash Flows

For the Year Ended December 31, 2019

Operating Activities. Net cash used in operating activities for the year ended December 31, 2019 was $8.4 million. Net cash used in operating activities consisted primarily of the net loss for the period of $8.6 million, excluding non-cash stock-based compensation expense of $0.7 million and amortization and depreciation expenses of $0.2 million, an increase in current assets of $0.4 million and a decrease in current liabilities of $0.2 million.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2019 consisted primarily of net proceeds of $26.7 million from the 2019 Underwritten Offering, the January 2019 Registered Direct Offering and January 2019 Private Placement, the March 2019 Registered Direct Offering and the November 2019 Registered Direct Offering, each as described below, as well as net proceeds of $1.1 million from the exercise of warrants to purchase shares of our common stock.

For the Year Ended December 31, 2018

Operating Activities. Net cash used in operating activities for the year ended December 31, 2018 was $6.1 million. Net cash used in operating activities consisted primarily of the net loss for the period of $8.6 million, excluding non-cash stock-based compensation expense of $0.6 million and technology license amortization and depreciation expenses of $0.4 million, an impairment of the technology license of $0.6 million, an increase in current liabilities of $0.5 million and a decrease in current assets of $0.3 million.

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

2019 Shelf Registration Statement

On May 16, 2019, we filed a shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on January 9, 2017 (File No. 333-215205) (the “2017 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2019 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $125.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, including offers and sales of our common stock under the Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) described below and (ii) up to 5,149 shares of our common stock pursuant to the exercise of warrants that were issued in connection with a registered direct offering in 2016. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

“At the Market” Offering

On June 24, 2015, we entered into the Sales Agreement with Cantor Fitzgerald, as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock. Sales of shares of common stock under the Sales Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus filed with the SEC on June 5, 2019, for an aggregate offering price of up to $25.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Cantor Fitzgerald a commission of 3.4% of the aggregate gross proceeds from each sale of shares under the Sales Agreement and have agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. We have also agreed to reimburse Cantor Fitzgerald for certain specified expenses. The Sales Agreement may be terminated by either Cantor Fitzgerald or the Company upon ten days’ notice. We are subject to certain restrictions on our ability to offer and sell shares of our common stock under the Sales Agreement. To date, we have not offered or sold any shares of common stock under the Sales Agreement.

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

November 2019 Registered Direct Offering

On November 21, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 808,080 shares of our common stock and warrants to purchase up to 606,060 shares of our common stock for gross proceeds of approximately $8.0 million under the 2019 Shelf Registration Statement (the “November 2019 Registered Direct Offering”). Additionally, we issued warrants to purchase up to 48,485 shares of our common stock to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the November 2019 Registered Direct Offering, which warrants and the common stock issuable upon exercise of such warrants were registered under the 2019 Shelf Registration. The November 2019 Registered Direct Offering closed on November 25, 2019. The net proceeds to us from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $7.3 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any material off-balance sheet arrangements.

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

Concentration of Credit Risk — Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2019, approximately $20.2 million of our cash balance was not covered by the FDIC. As of December 31, 2018, we had approximately $1.0 million in cash on-hand, of which approximately $0.8 million was not covered by the FDIC. To date, the Company has not incurred any losses on its cash balances.

Long-Lived Assets — Our long-lived assets consist of furniture, fixtures and equipment, leasehold improvements and right-of-use operating assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by a comparison of the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Intangible Assets/Impairment of Long-Lived Assets — Long-lived assets are reviewed for events of changes in circumstances which indicate that their carrying value may not be recoverable. The license agreement with MD Anderson was mutually terminated on December 18, 2018, and the Company impaired the remaining balance of $0.6 million on the license as of December 31, 2018.

Research and Development Costs —Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense.

The Company estimates its clinical trial expense accrual each period based on a cost per patient calculation which is derived from estimated start-up costs, clinical trial costs based on the number of patients and length of treatment and clinical study report costs. These services are performed by the Company’s third-party clinical research organizations, laboratories and clinical investigative sites. The expense accrual is recorded in research and development expense each period. Amounts that have been prepaid in advance of work performed are recorded in other current assets.

For each of the years ended December 31, 2019 and 2018, we had $4.6 million of costs classified as research and development expense.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Management does not believe there will be a significant impact on our consolidated financial statements as the Company does not currently have any fair value measurements to disclose.

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

Our management, including our Chief Executive Officer (who is also our Chief Financial Officer), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Following this review and evaluation, our management determined that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As previously disclosed under “Item 9A. Controls and Procedures” to Part II of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2018, our management previously identified a material weakness in our internal control over financial reporting relating to the design of our controls to prevent a misstatement resulting from the information and communication between our clinical and finance personnel as it relates to an input for our clinical trial expense accrual. To address the material weakness in our internal control over financial reporting, our management planned and implemented remediation efforts, including designing and implementing processes and internal controls to improve communication between our clinical and finance personnel in addition to using a report to substantiate the input used in our clinical trial expense accrual. These remediation efforts were intended both to address the identified material weakness and to enhance our overall financial control environment. Our management believes that the implementation of these measures appropriately remediated the material weakness and strengthened our internal control over financial reporting.

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2019. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer (who is also our Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2019. Based on this evaluation, management believes that, as of December 31, 2019, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Other than the implementation of processes and internal controls to remediate the material weakness discussed above under “Management’s Report on Internal Control over Financial Reporting,” there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our current directors and officers are set forth below:

Name	Age	Position - Committee
Peter H. Nielsen	71	Chief Executive Officer; President; Chief Financial Officer; Treasurer; Chairman of the Board; Director

Heath W. Cleaver, CPA	46	Director – Audit Committee (Chair); Compensation Committee; Nominating/Corporate Governance Committee (Chair)

Paul D. Aubert	50	Director – Audit Committee; Compensation Committee (Chair); Nominating/Corporate Governance Committee

Martina Molsbergen	54	Director – Audit Committee; Compensation Committee; Nominating/Corporate Governance Committee

Douglas P. Morris	64	Director; Director of Investor Relations; Secretary

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

Heath W. Cleaver, CPA. Mr. Cleaver has served as a director of Bio-Path since 2014. Since February 2020, Mr. Cleaver has served as the President and Chief Financial Officer of Compressor Engineering Corporation (“CECO”), a privately-held independent manufacturer of engine and compressor replacement parts. Prior to his current roles, Mr. Cleaver served as Chief Financial Officer of CECO from July 2017 to February 2020. Mr. Cleaver was previously a consultant providing turn-around management and capital raising services to companies in the oil and gas service sector from 2016 to 2017. From 2015 to 2016, Mr. Cleaver served as the Chief Financial Officer of Global Fabrication Services, Inc. In 2014, Mr. Cleaver served as Chief Financial Officer at Tarka Resources, Inc. From 2011 until 2014, Mr. Cleaver served as Chief Financial Officer of Porto Energy Corp. From 2010 until 2011, Mr. Cleaver served as Chief Accounting Officer of Porto Energy Corp. Mr. Cleaver served as Corporate Controller and then as Vice President and Chief Accounting Officer for BPZ Energy from 2006 to 2010. Beginning in 1997 through 2004, Mr. Cleaver served in various accounting roles, including Financial Controller, at Horizon Offshore Contractors, Inc. Mr. Cleaver is a Certified Public Accountant in the state of Texas and holds a Bachelor’s Degree in Business Administration - Accounting from Texas A&M University.

Paul D. Aubert. Mr. Aubert was appointed to the Board on February 1, 2018. Mr. Aubert is currently Senior Vice President & General Counsel of Anthem Holdings Company and its subsidiaries, positions he has held since March 2018. From June 2014 to March 2018, he practiced law in a solo law practice and also served as part-time General Counsel to his current employers. From February 2012 through May 2014, Mr. Aubert served as General Counsel of Pernix Therapeutics Holdings, Inc., a Nasdaq-listed specialty pharmaceutical company. Before that, he was a Shareholder in the Corporate and Securities practice group at Winstead PC, a national law firm headquartered in Dallas, Texas, from 2007 to 2012. Mr. Aubert also served as an attorney in the Corporate and Securities practice groups of several national and international law firms prior to joining Winstead in 2004, including at Andrews Kurth LLP from 1999 to 2004, Weil, Gotshal & Manges LLP from 1998 to 1999 and Jones Walker LLP from 1996 to 1998. Mr. Aubert holds a Juris Doctor and an M.B.A. from Tulane University in New Orleans, Louisiana and a B.A. in History from Louisiana State University - Baton Rouge.

Martina Molsbergen. Ms. Molsbergen was appointed to the Board on October 11, 2019. Ms. Molsbergen has more than 25 years of business development and marketing experience, including more than 15 years of business development expertise in cutting edge technology tools and products for biotherapeutics, immunotherapies and regenerative medicine. Since October 2009, Ms. Molsbergen has served as the Chief Executive Officer of C14 Consulting Group, LLC, a private consulting company focused on providing business development support for the biotech, VC and pharmaceutical communities. From 2007 to October 2009, Ms. Molsbergen served as Vice President of Business Development of Crucell Holland BV, a biotechnology company specializing in vaccines and biopharmaceutical technologies. From 2004 to 2007, Ms. Molsbergen served as Vice President of Business Development of Biowa, Inc. Ms. Molsbergen served as Vice President of Business Development of Zetiq Technologies Ltd. from 2002 to 2003 and as Vice President of Pharmaceutical Development Services & Business Development of Patheon Inc. from 1997 to 2001. Ms. Molsbergen holds a B.S. in Chemical Engineering from Drexel University.

Douglas P. Morris. Mr. Morris is a co-founder of Bio-Path and has served as a director of Bio-Path since 2007 and served as an officer from 2007 to June 2014. Mr. Morris also currently serves as the Director of Investor Relations and the Secretary of Bio-Path. Mr. Morris previously served as a co-founder, Managing Member, and Secretary of nCAP Holdings, LLC (nCAP), a privately held technology based company from September 2013 to January 2016. Between 1993 and 2010, Mr. Morris was an officer and director of Celtic Investment, Inc., a financial services company. Mr. Morris owned and operated Hyacinth Resources, LLC (“Hyacinth”), a business-consulting firm, from 1990 until September 2018, and is also a Managing Member of Sycamore Ventures, LLC, a privately held consulting firm. Mr. Morris has a B.A. from Brigham Young University, and attended the University of Southern California Master’s program in public administration.

Board of Directors

Our operations are managed under the broad supervision of the Board, which has ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. Our Board is currently comprised of three independent directors and two non-independent directors. The Board has determined that current directors Heath W. Cleaver, Paul D. Aubert and Martina Molsbergen are “independent” as independence is defined under the listing standards for The Nasdaq Stock Market. The Board based these determinations primarily on a review of the responses our directors provided to questions regarding employment and compensation history, affiliations and family and other relationships.

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

The Audit Committee is comprised of Messrs. Cleaver and Aubert and Ms. Molsbergen. Mr. Cleaver currently serves as the chair of the Audit Committee. The Board has determined that Mr. Cleaver qualifies as an “audit committee financial expert” under the Exchange Act and that each member of the Audit Committee is an independent director. The Audit Committee meets at least once per fiscal quarter to fulfill its responsibilities under its charter and in connection with the review of the Company’s quarterly and annual financial statements.

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

The Compensation Committee is comprised of Messrs. Aubert and Cleaver and Ms. Molsbergen, each of whom are independent under the rules of The Nasdaq Stock Market. The Compensation Committee meets as necessary. Mr. Aubert is the chair of the Compensation Committee.

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

The Nominating/Corporate Governance Committee is comprised of Messrs. Cleaver and Aubert and Ms. Molsbergen, each of whom are independent under the rules of The Nasdaq Stock Market. The Nominating/Corporate Governance Committee meets at least annually, and otherwise as necessary. Mr. Cleaver is the chair of the Nominating/Corporate Governance Committee.

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

To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner.

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

This section provides important information on our executive compensation programs for our named executive officers (“NEOs”). In the fiscal year ended December 31, 2019, our only NEO was Peter H. Nielsen, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President.

Summary Compensation Table

The following table sets forth information with respect to the compensation of our sole NEO for the fiscal years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Peter H. Nielsen, CEO,	2019	$490,000	$-	$244,570	$164	(2)	$734,734
CFO, President, Chairman, Director	2018	$490,000	$-	$181,711	$216	(2)	$671,927

(1)

The amounts reported in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.

(2)	The amounts reported represent life insurance premiums paid by the Company for Mr. Nielsen.

Outstanding Equity Awards at December 31, 2019

The following table sets forth certain information with respect to outstanding stock option awards of our sole NEO for the fiscal year ended December 31, 2019.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mr. Nielsen (1)	7,500	-	-	$92.00	Aug 2023
Mr. Nielsen (2)	2,532	229	-	$550.00	April 2026
Mr. Nielsen (3)	2,713	3,787	-	$36.80	April 2028
Mr. Nielsen (4)	-	15,000	-	$18.40	March 2029

(1)	All of these options granted are fully vested.
(2)	This option vests over a four-year period from the date of grant, April 5, 2016, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(3)	This option vests over a four-year period from the date of grant, April 11, 2018, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(4)	This option vests over a four-year period from the date of grant, March 28, 2019, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.

DIRECTOR COMPENSATION

The following table presents summary information for the year ended December 31, 2019 regarding the compensation of the members of our Board (other than Mr. Nielsen).

Name	Fees Earned or Paid in Cash		Option Awards		All Other Compensation		Total
Heath W. Cleaver	$26,750	(1)	$15,767	(2)	$1,500	(3)	$44,017
Paul D. Aubert	$25,250	(1)	$15,767	(2)	$-		$41,017
Martina Molsbergen (4)	$4,500	(1)	$-		$35,700	(5)	$40,200
Douglas P. Morris (6)	$-		$16,318	(7)	$39,576	(8)	$55,894
Mark P. Colonnese (9)	$20,500	(1)	$15,767	(2)	$-		$36,267

(1)	These amounts reflect cash fees paid to or earned by our non-employee directors for attending Board or committee meetings during the year ended December 31, 2019.
(2)	In March 2019, our non-employee directors who were eligible at such time earned or received an annual grant of an option to purchase 1,000 shares of our common stock, which was the only grant received by such directors during 2019. The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for assumptions made by us in such valuation.
(3)	The amounts reported represent amounts earned for Board services performed beyond the normal scope of their Board or committee responsibilities.

(4)	Ms. Molsbergen was appointed to the Board on October 11, 2019 to fill the vacancy that resulted from the resignation of Mark P. Colonnese.
(5)	The amount reported for Ms. Molsbergen represents fees for consulting services provided in 2019 prior to being appointed to the Board.
(6)	Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director and does not receive compensation for his services as a member of the Board.
(7)	Option awards granted to Mr. Morris reflect compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations.
(8)	This amount reflects compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations, which includes base salary and certain other benefits.
(9)	Mr. Colonnese voluntarily resigned from the Board effective as of October 10, 2019.

The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our directors (other than Mr. Nielsen) as of December 31, 2019:

Director	Number of shares underlying outstanding options
Heath W. Cleaver	2,500
Paul D. Aubert	2,000
Martina Molsbergen	-
Douglas P. Morris (1)	5,640

(1)	Mr. Morris’s outstanding options include 3,265 options earned while serving as an executive officer of the Company. Mr. Morris ceased serving in his officer capacities in June 2014. However, Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director.

Narrative to Director Compensation Table

In 2019, our non-employee directors received cash and equity compensation in accordance with our non-employee director compensation structure. Directors who are also employed by the Company do not receive compensation for services as a director. We amended our compensation structure for all non-employee directors on March 28, 2019. During 2019, our compensation structure for all non-employee directors was as follows:

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

The chairs of the respective Board committees also receive as compensation the following amounts: (i) an annual cash retainer in the amount of $2,500 to the chair of the Audit Committee; (ii) an annual cash retainer in the amount of $2,000 to the chair of the Compensation Committee; and (iii) an annual cash retainer in the amount of $1,500 to the chair of the Nominating/Corporate Governance Committee.

Each non-employee director of the Board who is a member of a Board committee, including the chair of such committee, also receives as compensation the following amounts: (i) $2,000 for each committee meeting attended in person; (ii) $1,500 for each committee meeting conducted by telephonic or other electronic communications of duration of 15 minutes or longer; and (iii) $500 for each committee meeting of duration less than 15 minutes conducted by telephonic or other electronic communications. Committee members must attend meetings in person or by telephonic or other electronic communications to receive the applicable compensation.

In addition to the foregoing cash compensation for Board and committee members, non-employee directors of the Board who spend significant time performing Board or committee service beyond the normal scope of their Board or committee responsibilities may receive up to $2,500 per diem at the discretion of the Chief Executive Officer of the Company.

Equity Compensation Program

Each non-employee director of the Board also receives as compensation an annual stock option grant (a “Grant”) of 1,000 shares of our common stock (the “Option Shares”). The exercise price of the Option Shares is determined by the Board and the Option Shares vest over a one-year period from the date of the Grant, with the Option Shares vesting in equal monthly increments equal to one-twelfth (1/12) of the Option Shares, based on continuing service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned at February 27, 2020 by: (i) our sole NEO and each director; (ii) all executive officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock. The information in this table is based solely on statements in filings with the SEC or other reliable information.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Peter H. Nielsen (1) (2)	43,401	1.17%
Douglas P. Morris (1) (3)	12,560	*
Heath W. Cleaver (1) (4)	1,978	*
Paul D. Aubert (1) (5)	1,513	*
Martina Molsbergen (1)	-	*
All officers and directors as a group (6)	59,452	1.60%

*Less than 1%

(1)	These are our NEOs and directors.

(2)	Includes 25,823 shares owned of record and 17,578 shares issuable upon the exercise of options that are exercisable within 60 days.

(3)	Includes 8,050 shares held by Hyacinth Resources, LLC and 121 shares held by Sycamore Ventures, LLC. Mr. Morris disclaims beneficial ownership of the shares held by Sycamore Ventures, LLC except to the extent of his pecuniary interest therein. Also includes 4,389 shares issuable upon the exercise of options that are exercisable within 60 days.

(4)	All 1,978 shares are issuable upon the exercise of options that are exercisable within 60 days.

(5)	All 1,513 shares are issuable upon the exercise of options that are exercisable within 60 days.

(6)	Includes 33,994 shares owned of record and 25,458 shares issuable upon the exercise of options currently exercisable or will be exercisable within 60 days.

Equity Compensation Plan Information

There are no equity compensation plans that have not been approved by our stockholders. The following table contains information about our equity compensation plans in effect as of December 31, 2019 (in thousands, except per share amount).

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	68	$68.56	609
Equity compensation plans not approved by stockholders	—	—	—

(1)	17 of the shares shown in this column as securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2019 that were granted under the First Amended Bio-Path Holdings, Inc. 2007 Stock Incentive Plan, as amended (the “2007 Stock Incentive Plan”). 51 of the shares shown in this column as securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2019 that were granted under the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan, as amended (the “2017 Stock Incentive Plan”).

(2)	The shares shown in this column as remaining available for future issuance as of December 31, 2019 are all under the 2017 Stock Incentive Plan. The 2007 Stock Incentive Plan expired in January 2018.

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

Director Independence

The following members of the Board have been identified as independent under the standards of The Nasdaq Stock Market: Heath W. Cleaver, Paul D. Aubert and Martina Molsbergen. Presently, there are no directors on any of our committees who are not independent under the standards of The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended December 31, 2019 and December 31, 2018, BDO USA, LLP (“BDO”), as our independent registered public accounting firm during such time, billed the approximate fees set forth in the table below. The Board has considered the services provided by BDO and has concluded that such services are compatible with the independence of BDO as our principal accountants during such periods.

The table below sets forth the aggregate fees billed to the Company by BDO for services rendered in the fiscal years ended December 31, 2019 and December 31, 2018 (in thousands).

	December 31, 2019	December 31, 2018
Audit fees (1)	$225	$230
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$225	$230

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements. The financial statements and information required by “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K appear on pages F-1 through F-17 of this report. The Index to Consolidated Financial Statements appears on page F-1.

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits.

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).

3.2	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018).

3.3	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).

3.4	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

4.2	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K on January 21, 2014).

4.3	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).

4.4	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016).

4.5	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017).

4.6	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2017).

4.7	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017).

4.8	Form of Warrant issued to Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.9	Form of Series A Warrant issued to certain investors (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 21, 2018).

4.10	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).

4.11	Form of Underwriter Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).

4.12	Form of Series A Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019).

4.13	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on March 19, 2019).

4.14	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019).

4.15	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2019).

4.16	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2019).

4.17*	Description of Bio-Path Holdings, Inc.’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1+	Employment Agreement – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).

10.2+	Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 10, 2008).

10.3+	First Amendment to First Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013).

10.4	Form of Securities Purchase Agreement by and between the Company, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).

10.5	Form of Waiver, Consent and Amendment to that certain Securities Purchase Agreement by and between Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 21, 2014).

10.6+	First Amendment to Employment Agreement, dated March 26, 2014 – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014).

10.7	Lease Agreement dated April 16, 2014 by and between the Company and Pin Oak North Parcel TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2014).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2015).

10.9	Controlled Equity OfferingSM Sales Agreement, dated June 24, 2015, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 25, 2015).

10.10	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).

10.11	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017).

10.12	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017).

10.13	Form of Leak-Out Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2017).

10.14+	Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.15	Form of Incentive Stock Option Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.16	Form of Non-Qualified Stock Option Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.17	Form of Restricted Share Unit Award Agreement (Time-Vested) under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.18	Form of Restricted Share Unit Award Agreement (Performance-Based) under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.19	Form of Restricted Share Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.20	Form of Stock Appreciation Right Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018).

10.22	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019).

10.23	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019).

10.24	First Amendment to Lease Agreement dated April 16, 2014 by and between the Company and Pin Oak North Parcel TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2019).

10.25	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2019).

10.26	First Amendment to Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019).

21.1*	Subsidiaries of Bio-Path Holdings, Inc.

23.1*	Consent of BDO USA, LLP.

31*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

32**	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: March 5, 2020	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 5, 2020	President/Chief Executive Officer/ Chief Financial Officer/	/s/ Peter H. Nielsen
	Principal Accounting Officer/Director	Peter H. Nielsen

March 5, 2020	Director	/s/ Heath W. Cleaver
Heath W. Cleaver

March 5, 2020	Director	/s/ Paul D. Aubert
Paul D. Aubert

March 5, 2020	Director	/s/ Martina Molsbergen
Martina Molsbergen

March 5, 2020	Director	/s/ Douglas P. Morris
Douglas P. Morris

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Bio-Path Holdings, Inc.

Bellaire, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Path Holdings, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed its method for accounting for leases as a result of the adoption of Accounting Standards Codification 842, Leases effective January 1, 2019 under the modified retrospective approach.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016

Salt Lake City, Utah

March 5, 2020

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of December 31,	As of December 31,
	2019	2018
Assets

Current assets
Cash	$20,426	$1,004
Prepaid drug product for testing	776	332
Other current assets	788	803

Total current assets	21,990	2,139

Fixed assets
Furniture, fixtures & equipment	1,029	998
Less accumulated depreciation	(726)	(592)
	303	406

Right of use operating assets	367	-

Total Assets	$22,660	$2,545

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$486	$587
Accrued expenses	673	740
Current portion of lease liabilities	85	-

Total current liabilities	1,244	1,327

Noncurrent lease liabilities	330	-

Total Liabilities	1,574	1,327

Shareholders' equity
Preferred stock, $.001 par value;	-	-
10,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 200,000 shares authorized;	4	1
3,692 and 680 shares issued and outstanding, respectively
Additional paid in capital	77,421	48,957
Accumulated deficit	(56,339)	(47,740)

Total shareholders' equity	21,086	1,218

Total Liabilities & Shareholders' Equity	$22,660	$2,545

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Operating expenses

Research and development	$4,585	$4,603
General and administrative	4,108	3,379
Impairment of technology license	-	608

Total operating expenses	8,693	8,590

Net operating loss	$(8,693)	$(8,590)

Other income (loss)
Interest income	94	7

Total other income	94	7

Net loss	$(8,599)	$(8,583)

Net loss per share, basic and diluted	$(3.24)	$(14.38)

Basic and diluted weighted average number of common shares outstanding	2,657	597

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flow from operating activities

Net loss	$(8,599)	$(8,583)

Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	684	554
Amortization of technology license	-	161
Amortization of right of use assets	96	-
Depreciation	134	265
Impairment of technology license	-	608
(Increase) decrease in operating assets
Prepaid drug product for testing	(444)	785
Other current assets	15	(450)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(168)	536
Lease liabilities	(79)	-

Net cash used in operating activities	(8,361)	(6,124)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	-	(17)

Net cash used in investing activities	-	(17)

Cash flow from financing activities

Net proceeds from sale of common stock	26,700	1,180
Net proceeds from exercise of warrants	1,083	-

Net cash provided by financing activities	27,783	1,180

Net increase (decrease) in cash	19,422	(4,961)

Cash, beginning of period	1,004	5,965

Cash, end of period	$20,426	$1,004

Supplemental disclosure of non-cash activities

Non-cash investing activities
Addition to leasehold improvements	$31	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	567	$1	$47,223	$(39,157)	$8,067

Issuance of common stock, net of fees	113	-	1,180	-	1,180
					-
Stock-based compensation	-	-	554	-	554

Net loss	-	-	-	(8,583)	(8,583)

Balance at December 31, 2018	680	1	48,957	(47,740)	1,218

Issuance of common stock, net of fees	2,602	3	26,697	-	26,700
		-			-
Exercise of warrants, net of fees	410	-	1,083	-	1,083
					-
Stock-based compensation	-	-	684	-	684

Net loss	-	-	-	(8,599)	(8,599)

Balance at December 31, 2019	3,692	$4	$77,421	$(56,339)	$21,086

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Path Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

Concentration of Credit Risk — Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2019, approximately $20.2 million of our cash balance was not covered by the FDIC. As of December 31, 2018, we had approximately $1.0 million in cash on-hand, of which approximately $0.8 million was not covered by the FDIC. To date, the Company has not incurred any losses on its cash balances.

Furniture, fixtures and equipment — Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $0.1 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

The estimated useful lives are as follows:

Computers and equipment – 3 years

Furniture and fixtures – 7 years

Scientific equipment –7 years

Leasehold improvements – Lesser of useful life or lease term

Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred.

Long-Lived Assets — Our long-lived assets consist of furniture, fixtures and equipment, leasehold improvements and right-of-use operating assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by a comparison of the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

The Company estimates its clinical trial expense each period based on a cost per patient calculation which is derived from estimated start-up costs, clinical trial costs based on the number of patients and length of treatment and clinical study report costs. These services are performed by the Company’s third-party clinical research organizations, laboratories and clinical investigative sites. The expense is recorded in research and development expense each period. Amounts that have been prepaid in advance of work performed are recorded in other current assets.

For each of the years ended December 31, 2019 and 2018, we had $4.6 million of costs classified as research and development expense.

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

Net Loss Per Share — Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2019 and 2018, no potential common shares shall be included in the computation of any diluted per-share amount when a loss exists, as it would be anti-dilutive. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2019 and 2018. The calculation of diluted earnings per share for 2019 did not include 67,681 shares and 858,699 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of December 31, 2019 as the effect would be anti-dilutive. The calculation of diluted earnings per share for 2018 did not include 37,067 shares and 183,714 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of December 31, 2018 as the effect would be anti-dilutive.

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

The Company has experienced significant losses since its inception, including net losses of $8.6 million for each of the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company had an accumulated deficit of $56.3 million and $20.4 million in cash and cash equivalents. The Company has no debt commitments. Substantially all of the Company’s net losses have resulted from costs incurred in connection with its research and development activities and its general and administrative expenses to support operations. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company believes that its available cash at December 31, 2019 will be sufficient to fund liquidity and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements. However, the Company expects to continue to incur net losses for the foreseeable future. The Company expects to continue to incur significant operating expenses in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002 and BP1003. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for our current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability initially measured at the present value of the lease payments on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In 2018, the FASB issued ASU 2018-01 and ASU 2018-11, which collectively adds two practical expedients and provides an alternative modified retrospective transition method in the year of adoption. Management adopted the new standard on January 1, 2019 using the modified retrospective transition approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. We elected the “package of practiced expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and indirect costs. We also elected the short-term lease exemption and therefore do not recognize ROU assets or corresponding liabilities for lease agreements with an original term of 12 months or less. Consequently, prior year financials statements have not been updated and the disclosures required under the new standard have not been provided for periods prior to the adoption date. Upon adoption of the new standards, the Company recognized $0.1 million for ROU assets and corresponding lease liabilities on the consolidated balance sheet related to leases for office and lab space. The adoption of these ASU’s on January 1, 2019 did not have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Management does not believe there will be a significant impact on our consolidated financial statements as the Company does not currently have any fair value measurements to disclose.

Management has reviewed all other recently issued pronouncements and has determined they will have no material impact on the Company’s consolidated financial statements.

Correction of Immaterial Errors in Previously Issued Financial Statements - In evaluating the consolidated financial statements as of and for the year ended December 31, 2018, the Company subsequently identified immaterial errors within the Company’s consolidated balance sheet as of December 31, 2018 and consolidated statement of cash flows for the year ended December 31, 2018. The Company has assessed the effects of these errors and based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued consolidated financial statements.

The following table summarizes the correction of immaterial errors as of and for the year ended December 31, 2018:

	2018
	As Reported	Adjustments	As Corrected
	(in thousands)
Consolidated Balance Sheet
Other current assets	$593	$210	$803
Total current assets	1,929	210	2,139
Total Assets	2,335	210	2,545
Accounts payable	813	(226)	587
Accrued expenses	304	436	740
Total current liabilities	1.117	210	1,327
Total Liabilities	1,117	210	1,327
Total Liabilities & Shareholders’ Equity	2,335	210	2,545
Consolidated Statement of Cash Flows
Other current assets	(240)	(210)	(450)
Accounts payable and accrued expenses	326	210	536

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.3 million through 2018 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in two Phase 2 clinical trials and Bcl-2 for testing in a Phase 1 clinical trial. This amount was carried on the Balance Sheet as of December 31, 2018 at cost as Prepaid Drug Product for Testing. The Company recognized certain expenses and incurred additional installment costs during 2019, with advanced payments totaling $0.8 million, which are carried on the Balance Sheet as of December 31, 2019 as Prepaid Drug Product for Testing (See Note11).

4.	Other Current Assets

As of December 31, 2019, Other Current Assets included prepaid expenses of $0.8 million, comprised primarily of prepayments made for our clinical trials for prexigebersen in AML and CML of $0.6 million and prepaid insurance of $0.2 million. As of December 31, 2018, Other Current Assets included prepaid expenses of $0.8 million, comprised primarily of prepayments made for our clinical trial for prexigebersen in AML of $0.6 million, prepaid insurance of $0.1 million and other prepaid expenses of $0.1 million.

5.	Property and Equipment

The following table summarizes property and equipment as of December 31, 2019 and 2018:

		December 31,
	Estimated Useful Lives	2019	2018
	(in years)	(in thousands)
Leasehold improvements	2 to 5	$463	$432
Computers and office equipment	3	60	60
Furniture and fixtures	7	46	46
Scientific equipment	7	460	460
Total		1,029	998
Less: Accumulated depreciation		(726)	(592)
Net property and equipment		$303	$406

6.	Accounts Payable

As of December 31, 2019, Current Liabilities included accounts payable of $0.5 million, comprised primarily of amounts owed for external research expenses related to manufacturing costs of $0.3 million and legal and patent fess of $0.2 million. As of December 31, 2018, Current Liabilities included accounts payable of $0.6 million, comprised primarily of preclinical expenses of $0.2 million, amounts owed to the Company’s clinical research organizations for our clinical trials for prexigebersen in AML and CML of $0.1 million, an annual license maintenance fee of $0.1 million, manufacturing costs of $0.1 million and other payables of $0.1 million.

7.	Accrued Expense

As of December 31, 2019, Current Liabilities included accrued expenses of $0.7 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, clinical and preclinical expenses of $0.2 million and other accrued expenses of $0.1 million. As of December 31, 2018, Current Liabilities included accrued expenses of $0.7 million, comprised primarily of accrued clinical and preclinical expenses of $0.5 million, employee vacation and bonus expenses of $0.1 million and legal and professional fees of $0.1 million.

8.	Stockholders’ Equity

Issuances of Common Stock – On September 20, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 98,454 shares of our common stock and pre-funded warrants to purchase up to 14,624 shares of our common stock for gross proceeds of approximately $1.5 million (the “2018 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 113,077 shares of our common stock (the “2018 Private Placement”). Additionally, we issued warrants to purchase up to 6,785 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the 2018 Registered Direct Offering and the 2018 Private Placement. The 2018 Registered Direct Offering and the 2018 Private Placement closed on September 25, 2018. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.2 million.

On January 14, 2019, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC relating to an underwritten public offering of 429,616 shares of our common stock for gross proceeds of approximately $1.1 million (the “2019 Underwritten Offering”). The offering price to the public in the 2019 Underwritten Offering was $2.60 per share, and H.C. Wainwright & Co., LLC agreed to purchase the shares in the 2019 Underwritten Offering from the Company pursuant to the underwriting agreement at a price of $2.418 per share. Additionally, we issued warrants to purchase up to 25,777 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as underwriter in connection with the 2019 Underwritten Offering. The 2019 Underwritten Offering closed on January 17, 2019. The net proceeds to the Company from the 2019 Underwritten Offering, after deducting the underwriting discounts and commissions and expenses and the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the underwriter warrants, were approximately $0.9 million.

On January 18, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 648,233 shares of our common stock for gross proceeds of approximately $1.7 million (the “January 2019 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 324,117 shares of our common stock (the “January 2019 Private Placement”). Additionally, we issued warrants to purchase up to 38,894 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the 2019 Registered Direct Offering and the 2019 Private Placement. The 2019 Registered Direct Offering and the 2019 Private Placement closed on January 23, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.5 million.

On March 12, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 712,910 shares of our common stock for gross proceeds of approximately $18.5 million (the “March 2019 Registered Direct Offering”). Additionally, we issued warrants to purchase up to 42,775 shares of our common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the March 2019 Registered Direct Offering. The March 2019 Registered Direct Offering closed on March 14, 2019. The net proceeds to us from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $17.0 million.

On November 21, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 808,080 shares of our common stock and warrants to purchase up to 606,060 shares of our common stock for gross proceeds of approximately $8.0 million under the 2019 Shelf Registration Statement (the “November 2019 Registered Direct Offering”). Additionally, we issued warrants to purchase up to 48,485 shares of our common stock to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the November 2019 Registered Direct Offering, which warrants and the common stock issuable upon exercise of such warrants were registered under the 2019 Shelf Registration Statement. The November 2019 Registered Direct Offering closed on November 25, 2019. The net proceeds to us from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $7.3 million.

During the fiscal year ended December 31, 2019, we issued an aggregate of 409,875 shares of our common stock pursuant to the exercise of warrants at a weighted average exercise price of approximately $2.67 per share. The net proceeds to us from the exercise of the warrants were approximately $1.1 million.

Stockholders’ Equity totaled $21.1 million as of December 31, 2019 compared to $1.2 million as of December 31, 2018. There were 3,691,857 shares of common stock issued and outstanding as of December 31, 2019. There were no preferred shares outstanding as of December 31, 2019.

9.	Stock-Based Compensation Plan

The 2017 Plan – On December 21, 2017, the Company’s stockholders approved the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (as amended, the “2017 Plan”), which replaced the First Amended 2007 Stock Incentive Plan, as amended (the “2007 Plan”). The 2007 Plan expired by its terms in January 2018, and no awards were made under the 2007 Plan from the approval of the 2017 Plan on December 21, 2017 until the expiration of the 2007 Plan. The 2017 Plan provides for the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Restricted Share Units, Stock Appreciation Rights, Performance-Based Awards and other stock-based awards, or any combination of the foregoing to the Company’s employees, non-employee directors and consultants. On December 19, 2019, the Company’s stockholders approved an amendment to the 2017 Plan to increase the number of shares reserved for grant and issuance pursuant to the 2017 Plan by 600,000 shares to 660,000 shares. As of December 31, 2019, there were 609,121 additional shares of common stock reserved for future issuance of awards under the 2017 Plan. Under the 2017 Plan, the exercise price of awards is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options intended to qualify as qualified Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award under the 2017 Plan shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change of control, as defined in the 2017 Plan.

Stock option awards granted for the years 2019 and 2018 were estimated to have a weighted average fair value per share of $16.26 and $26.55, respectively. The fair value calculation is based on stock options granted during the year using the Black-Scholes option-pricing model on the date of grant. In addition, for all stock options granted, exercise price was determined based on the fair market value as determined by the closing stock price at the date of the grant. For stock options granted during 2019 and 2018 the following weighted average assumptions were used in determining fair value:

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

Option activity under the Plans for the year ended December 31, 2019, was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
		(per share)	(in years)
Year Ended December 31, 2019
Outstanding at December 31, 2018	37	$112.60	7.5	$-
Granted	35	18.40	9.2
Forfeited	(3)	36.68
Expired	(1)	61.18
Outstanding at December 31, 2019	68	$68.56	7.7	$-
Vested and expected to vest December 31, 2019	58	$76.12	7.4	$-
Exercisable at December 31, 2019	26	$138.77	5.5	$-

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on the fair market value of the Company’s stock.

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

Stock-Based Compensation Expense – Total stock-based compensation expense for the year ended 2019 was $0.7 million which consisted of research and development expense of $0.1 million and general and administrative expense of $0.6 million. As of December 31, 2019, future stock-based compensation expense for all outstanding unvested options was $0.6 million, which is expected to be recognized over a weighted-average vesting period of 2.2 years. Total stock-based compensation expense for the year ended 2018 was $0.6 million which consisted of research and development expense of $0.1 million and general and administrative expense of $0.5 million.

10.	Warrants

A summary of warrants outstanding and exercisable as of December 31, 2019 (in thousands, except as noted):

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Year Issued	Outstanding	Life	Price	Exercisable	Price
		(in years)	(per share)		(per share)
2016	6	2.0	$466.26	6	$466.26
2017	23	2.4	118.95	23	118.95
2018	120	4.2	19.20	120	19.20
2019	710	4.8	11.31	710	11.31
	859	4.7	$18.67	859	$18.67

11.	Commitments and Contingencies

Drug Supplier Project Plan – The amounts paid for manufacture of the Company’s Grb2 drug substance, prexigebersen, prexigebersen-A, Bcl-2 drug substance and BP1002 drug product that have not been expensed total $0.8 million and are carried on the balance sheet as of December 31, 2019 as Prepaid Drug Product for Testing (See Note 3). Total commitments for the Company’s drug supplier project plan are $1.4 million as of December 31, 2019, comprised of $1.1 million to the manufacturer of prexigebersen, prexigebersen-A and BP1002 drug product, $0.2 million for manufacture of our Grb2 and Bcl-2 drug substances, and $0.1 million for manufacturing development. We expect to incur $0.9 million of these commitments over the next 12 months.

12.	Leases

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

At the inception of an agreement, the Company determines if the agreement is a lease based on the unique facts and circumstances in each agreement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For agreements that contain a lease, we identify lease and non-lease components, determine the consideration in the contract, determine whether the lease is an operating or financing lease and recognize ROU assets and lease liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable so we use an incremental borrowing rate based on the information available at the lease commencement date, which represents an estimated rate that would be incurred to borrow over a similar term in a similar economic environment. The weighted average incremental borrowing rate utilized on our lease liabilities as of December 31, 2019 was 8.0%.

Our current leases include options to renew which can impact the lease term. The exercise of these options is at the Company’s discretion and we do not include any of these options within the expected lease term as we are not reasonably certain we will exercise these options. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis within our consolidated financial statements. Our leases are included in ROU assets, current portion of lease liabilities and noncurrent lease liabilities in our consolidated balance sheet for the year ended December 31, 2019.

The following table summarizes our operating lease assets and liabilities as of December 31, 2019:

ROU Assets and Liabilities
(in thousands)
Assets:
Operating lease assets	$367

Liabilities:
Current portion of lease liabilities	85
Noncurrent lease liabilities	330
Total operating lease liabilities	$415

The following table summarizes our lease related costs for the year ended December 31, 2019:

Lease Costs
(in thousands)
Operating lease costs	$114
Variable lease costs	6
Total lease costs	$120

The Company made cash payments for its operating leases of $0.1 million for the year ended December 31, 2019. The Company recognized $0.3 million in 2019 for ROU assets and corresponding lease liabilities related to the amendment of our office lease in addition to the $0.1 million recognized upon adoption of the new lease standard on January 1, 2019 (See Note 2). Additionally, the Company recognized $31,000 of non-cash leasehold improvements for the year ended December 31, 2019.

The following table summarizes our expected minimum lease payments as of December 31, 2019:

As of December 31, 2019
(in thousands)
2020	$115
2021	117
2022	98
2023	89
2024 and thereafter	76
Future minimum lease payments	495
Less: Interest	(80)
Present value of operating lease liabilities	$415

As of December 31, 2019, the weighted average remaining lease term was 4.4 years.

ASC 840 Disclosures

The following table summarizes our expected minimum lease payments as of December 31, 2018:

As of December 31, 2018
(in thousands)
2019	$82
2020	31
2021	31
2022	10
Future minimum lease payments	$154

The Company recognized $120,000 in rent expense for office and lab space for the year ended December 31, 2019.

13.	Benefit Plan

The Company initiated a contribution savings plan under Section 401(k) of the Internal Revenue Code in 2016. Under the plan, all eligible employees may contribute up to the statutory allowable amount governed by the Internal Revenue Service for any calendar year. We make matching contributions equal to 100% of the first 3% and 50% of the next 2% of each employee’s base salary up to the allowable amount which is fully vested on the date the matching contributions are made. For the years ended December 31, 2019 and 2018, matching contributions totaled $29,000 and $35,000, respectively.

14.	Income Taxes

At December 31, 2019, the Company had a net operating loss carryforward for federal income tax purposes of $51.4 million, $35.8 million of which begins to expire in varying amounts in tax year 2026. $15.6 million of net operating losses, incurred after December 31, 2017, carryforward indefinitely. During the years ended December 31, 2019 and 2018, the Company raised additional equity capital. IRC Section 382 imposes certain limitations on the use of a net operating losses to offset future taxable income when an ownership change has occurred. The Company has yet to determine whether an ownership change occurred in 2019 or 2018. If an ownership change is determined to have occurred, additional limitations on the Company’s net operating losses incurred prior to the ownership change may apply. The Company has a research and development tax credit carryforward of $2.1 million for federal income tax purposes that begins to expire in varying amounts in tax year 2028.

In assessing the ability to realize its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers evidence such as the reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets. As such, a valuation allowance has been recorded to offset the Company’s net deferred tax assets at December 31, 2019. The Company recorded an increase in the valuation allowance of $2.0 million for the year ended December 31, 2019.

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

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2019 and 2018. The valuation allowance was $13.4 million and $11.4 million as of December 31, 2019 and 2018, respectively.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets – non-current

Accrued bonuses	$64	$12
Accrued vacation	16	15
Net operating loss (NOL) carryover	10,789	9,191
Technology license amortization	-	-
Research & development tax credits	2,070	1,780
Share based expense	401	310
Other	4	5
Fixed asset depreciation	61	50
Total deferred tax asset	13,405	11,363
Less: valuation allowance	(13,405)	(11,363)
Net deferred tax asset	-	-
Deferred tax liability- non-current	-	-
Net deferred tax asset	$-	$-

Reconciliation between income taxes at the statutory tax rate (21%) and the actual income tax provision for continuing operations follows:

	December 31,
	2019	2018
	(in thousands)
Loss before income taxes	$(8,599)	$(8,583)
Tax (benefit) at statutory tax rate	(1,806)	(1,802)
Effects of:
Exclusion of incentive stock option expense	53	47
R&D tax credits	(290)	(238)
Increase (decrease) in valuation allowance	2,041	1,845
FMV of warrants	-	-
Prior year adjustments	-	-
Carryforward adjustment	2	2
ASC 718 additional paid in capital adjustment	-	146
Rate change on net deferred tax asset	-	-
Provision for income taxes	$-	$-

As of December 31, 2019, the Company had no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded as of the year ended December 31, 2019, and no interest or penalties have been accrued as of December 31, 2019 and 2018.

The Company’s open years for Internal Revenue Service (IRS) examination purposes due to normal statute of limitation are 2016, 2017 and 2018. However, since the Company has operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the Internal Revenue Code of 1986, as amended (the “code”), in order to redetermine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction was claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss was claimed. The Company is not currently under examination by the IRS or any other taxing authorities.