Form 10-Q
period 2020-03-31
BIO-PATH HOLDINGS INC
filed 2020-05-14
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

At May 7, 2020, the Company had 3,691,857 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its wholly-owned subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2019, and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith;
•	our lack of significant revenue to date, our history of recurring operating losses and our expectation of future operating losses;
•	our need for substantial additional capital and our need to delay, reduce or eliminate our drug development and commercialization efforts if we are unable to raise additional capital;
•	the highly-competitive nature of the pharmaceutical and biotechnology industry and our ability to compete effectively;
•	the success of our plans to use collaboration arrangements to leverage our capabilities;
•	our ability to retain and attract key personnel;
•	the risk of misconduct of our employees, agents, consultants and commercial partners;
•	disruptions to our operations due to expansions of our operations;
•	the costs we would incur if we acquire or license technologies, resources or drug candidates;
•	risks associated with product liability claims;
•	our reliance on information technology systems and the liability or interruption associated with cyber-attacks or other breaches of our systems;
•	our ability to use net operating loss carryforwards;
•	provisions in our charter documents and state law that may prevent a change in control;
•	work slowdown or stoppage at government agencies could negatively impact our business;
•	our need to complete extensive clinical trials and the risk that we may not be able to demonstrate the safety and efficacy of our drug candidates;
•	risks that that our clinical trials may be delayed or terminated;
•	our ability to obtain domestic and foreign regulatory approval for our drug candidates;
•	changes in existing laws and regulations affecting the healthcare industry;
•	our reliance on third parties to conduct clinical trials for our drug candidates;
•	our ability to maintain orphan drug exclusivity for our drug candidates;
•	our reliance on third parties for manufacturing our clinical drug supplies;
•	risks associated with the manufacture of our drug candidates;

•	our ability to establish sales and marketing capabilities relating to our drug candidates;
•	market acceptance of our drug candidates;
•	third-party payor reimbursement practices;
•	our ability to adequately protect the intellectual property of our drug candidates;
•	infringement on the intellectual property rights of third parties;
•	costs and time relating to litigation regarding intellectual property rights;
•	our ability to adequately prevent disclosure by our employees or others of trade secrets and other proprietary information;
•	our need to raise additional capital;
•	the volatility of the trading price of our common stock;
•	our common stock being thinly traded;
•	our ability to issue shares of common or preferred stock without approval from our stockholders;
•	our ability to pay cash dividends;
•	costs and expenses associated with being a public company; and
•	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market.

Please also refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2019, “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	As of March 31,	As of December 31,
	2020	2019
Assets

Current assets
Cash	$17,891	$20,426
Prepaid drug product for testing	764	776
Other current assets	538	788

Total current assets	19,193	21,990

Fixed assets
Furniture, fixtures & equipment	1,029	1,029
Less accumulated depreciation	(744)	(726)
	285	303

Right of use operating assets	348	367

Total Assets	$19,826	$22,660

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$818	$486
Accrued expenses	682	673
Current portion of lease liabilities	87	85

Total current liabilities	1,587	1,244

Noncurrent lease liabilities	307	330

Total Liabilities	1,894	1,574

Shareholders' equity
Preferred stock, $.001 par value;	-	-
10,000 shares authorized; no shares issued and outstanding
Common stock, $.001 par value; 200,000 shares authorized;	4	4
3,692 and 3,692 shares issued and outstanding, respectively
Additional paid in capital	77,591	77,421
Accumulated deficit	(59,663)	(56,339)

Total shareholders' equity	17,932	21,086

Total Liabilities & Shareholders' Equity	$19,826	$22,660

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses

Research and development	$2,008	$398
General and administrative	1,336	1,122

Total operating expenses	3,344	1,520

Net operating loss	$(3,344)	$(1,520)

Other income (loss)
Interest income	20	8

Total other income	20	8

Net loss	$(3,324)	$(1,512)

Net loss per share, basic and diluted	$(0.90)	$(0.89)

Basic and diluted weighted average number
of common shares outstanding	3,692	1,700

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities

Net loss	$(3,324)	$(1,512)

Adjustments to reconcile net loss
to net cash used in operating activities
Stock-based compensation	170	157
Amortization of right of use assets	19	28
Depreciation	18	66
(Increase) decrease in operating assets
Prepaid drug product for testing	12	(95)
Other current assets	250	(570)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	341	(54)
Lease liabilities	(21)	(28)

Net cash used in operating activities	(2,535)	(2,008)

Cash flow from financing activities

Net proceeds from sale of common stock	-	19,411
Net proceeds from exercise of warrants	-	869

Net cash provided by financing activities	-	20,280

Net increase (decrease) in cash	(2,535)	18,272

Cash, beginning of period	20,426	1,004

Cash, end of period	$17,891	$19,276

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	680	$1	$48,957	$(47,740)	$1,218

Issuance of common stock, net of fees	1,794	2	19,409		19,411
		-			-
Exercise of warrants, net of fees	340	-	869		869
					-
Stock-based compensation			157		157

Net loss				(1,512)	(1,512)

Balance at March 31, 2019	2,814	$3	$69,392	$(49,252)	$20,143

Balance at December 31, 2019	3,692	$4	$77,421	$(56,339)	$21,086

Stock-based compensation			170		170

Net loss				(3,324)	(3,324)

Balance at March 31, 2020	3,692	$4	$77,591	$(59,663)	$17,932

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements
for the Period Ended March 31, 2020

Unless the context requires otherwise, references in these Notes to the Condensed Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2019. The results of operations for the period ended March 31, 2020, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, the Company currently has three antisense drug candidates in development to treat at least five different cancer disease indications.

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

In June 2015, the Company established an “at the market” (“ATM”) program through which it may offer and sell up to $25.0 million of its common stock from time to time, at Bio-Path’s discretion, through an investment banking firm, acting as sales agent. Sales of Bio-Path common stock under the ATM program will be made directly on or through The Nasdaq Capital Market, among other methods. The ATM program may be terminated by either the investment banking firm or the Company upon ten days’ notice. The Company is subject to certain restrictions on its ability to offer and sell shares of its common stock under the ATM program. To date, the Company has not offered or sold any shares of its common stock under the ATM program.

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

Net Loss Per Share - Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of March 31, 2020 and 2019, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three months ended March 31, 2020 and 2019. The calculation of diluted earnings per share did not include 166,008 shares and 858,698 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of March 31, 2020 as the effect would be antidilutive. The calculation of diluted earnings per share for 2019 did not include 71,169 shares and 273,875 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of March 31, 2019 as the effect would be antidilutive.

Fair Value - The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.8 million as of December 31, 2019 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in two Phase 2 clinical trials and Bcl-2 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first quarter of 2020, with advanced payments totaling $0.8 million as of March 31, 2020.

4.	Other Current Assets

As of March 31, 2020, other current assets included prepaid expenses of $0.5 million, comprised primarily of prepayments made for the Company’s clinical trials for prexigebersen in AML and BP1002 in lymphoma of $0.4 million and prepaid insurance of $0.1 million. As of December 31, 2019, other current assets included prepaid expenses of $0.8 million, comprised primarily of prepayments made for the Company’s clinical trials for prexigebersen in AML and CML of $0.6 million and prepaid insurance of $0.2 million.

5.	Accounts Payable

As of March 31, 2020, current liabilities included accounts payable of $0.8 million, comprised primarily of amounts owed for external research expenses related to manufacturing costs of $0.3 million, preclinical expenses of $0.3 million, legal and patent fees of $0.1 million and amounts owed to the Company’s clinical research organization for its clinical trials for prexigebersen in AML and BP1002 in lymphoma of $0.1 million. As of December 31, 2019, current liabilities included accounts payable of $0.5 million, comprised primarily of amounts owed for external research expenses related to manufacturing costs of $0.3 million and legal and patent fees of $0.2 million.

6.	Accrued Expense

As of March 31, 2020, current liabilities included accrued expenses of $0.7 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, preclinical and other external research expenses of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2019, current liabilities included accrued expenses of $0.7 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, clinical and preclinical expenses of $0.2 million and other accrued expenses of $0.1 million.

7.	Stockholders’ Equity

Issuances of Common Stock - On January 14, 2019, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC relating to an underwritten public offering of 429,616 shares of its common stock for gross proceeds of approximately $1.1 million (the “2019 Underwritten Offering”). The offering price to the public in the 2019 Underwritten Offering was $2.60 per share, and H.C. Wainwright & Co., LLC agreed to purchase the shares in the 2019 Underwritten Offering from the Company pursuant to the underwriting agreement at a price of $2.418 per share. Additionally, the Company issued warrants to purchase up to 25,777 shares of its common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as underwriter in connection with the 2019 Underwritten Offering. The 2019 Underwritten Offering closed on January 17, 2019. The net proceeds to the Company from the 2019 Underwritten Offering, after deducting the underwriting discounts and commissions and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the underwriter warrants, were approximately $0.9 million.

On January 18, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 648,233 shares of its common stock for gross proceeds of approximately $1.7 million (the “January 2019 Registered Direct Offering”). In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 324,117 shares of its common stock (the “January 2019 Private Placement”). Additionally, the Company issued warrants to purchase up to 38,894 shares of its common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the 2019 Registered Direct Offering and the 2019 Private Placement. The 2019 Registered Direct Offering and the 2019 Private Placement closed on January 23, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.5 million.

On March 12, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 712,910 shares of its common stock for gross proceeds of approximately $18.5 million (the “March 2019 Registered Direct Offering”). Additionally, the Company issued warrants to purchase up to 42,775 shares of its common stock in a private placement to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the March 2019 Registered Direct Offering. The March 2019 Registered Direct Offering closed on March 14, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $17.0 million.

On November 21, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 808,080 shares of its common stock and warrants to purchase up to 606,060 shares of its common stock for gross proceeds of approximately $8.0 million under the 2019 Shelf Registration Statement (the “November 2019 Registered Direct Offering”). Additionally, the Company issued warrants to purchase up to 48,485 shares of its common stock to H.C. Wainwright & Co., LLC as compensation for its services as a placement agent in connection with the November 2019 Registered Direct Offering, which warrants and the common stock issuable upon exercise of such warrants were registered under the 2019 Shelf Registration Statement. The November 2019 Registered Direct Offering closed on November 25, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $7.3 million.

During the fiscal year ended December 31, 2019, the Company issued an aggregate of 409,875 shares of its common stock pursuant to the exercise of warrants at a weighted average exercise price of approximately $2.67 per share. The net proceeds to the Company from the exercise of the warrants were approximately $1.1 million.

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

Stock-based compensation expense for each of the three months ended March 31, 2020 and 2019 was $0.2 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of three months ended March 31, 2020 and 2019 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended March 31, 2020 and 2019 was $21,000 and $25,000, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2020 and 2019, respectively:

	2020	2019
Risk-free interest rate	0.55%	2.23%
Expected volatility	123%	126%
Expected term in years	5.8	6.0
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plans for the three months ended March 31, 2020:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2019	68	$68.56
Granted	99	4.79
Expired	(1)	28.54
Outstanding at March 31, 2020	166	30.66
Exercisable at March 31, 2020	34	$111.43

As of March 31, 2020, the aggregate intrinsic value of outstanding stock options was $19,000. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. This amount changes based on the fair value of the Company’s stock.

As of March 31, 2020, unamortized stock-based compensation expense for all outstanding options was $0.8 million, which is expected to be recognized over a weighted average vesting period of 2.5 years.

9.	Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan are $1.3 million as of March 31, 2020, comprised of $0.7 million to the manufacturer of prexigebersen, prexigebersen-A and BP1002 drug product, $0.5 million for manufacture of the Company’s Grb2 and Bcl-2 drug substances, and $0.1 million for manufacturing development. The Company expects to incur $0.9 million of these commitments over the next 12 months.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2019. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements due to the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith. To date, COVID-19’s impact on operations has been limited to the inability to travel to clinical trial sites and clinical trial sites not allowing nonessential personnel on site for the purpose of monitoring activity. We anticipate COVID-19 may have an effect on patient recruiting in the near term as social distancing mandates are in effect. We believe these operational issues can be managed through remote monitoring capabilities currently being developed. Our actual results could also differ materially from those anticipated in these forward-looking statements for many other reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2019, the matters discussed in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q, and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have four drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), initially started the efficacy portion of a Phase 2 clinical trial for untreated or de novo acute myeloid leukemia (“AML”) patients in combination with low-dose cytarabine (“LDAC”). Subsequently, a second cohort of untreated AML patients was added to the clinical trial for treatment with prexigebersen in combination with decitabine. On March 6, 2019, we announced intended Stage 2 amendments to this Phase 2 clinical trial to (i) add high risk myelodysplastic syndrome (“MDS”) patients to the untreated AML cohort being treated with prexigebersen in combination with decitabine, (ii) close the prexigebersen in combination with LDAC treatment cohort, (iii) add a cohort of relapsed/refractory AML and high risk MDS patients for treatment with prexigebersen and decitabine and (iv) following successful completion of a safety segment treating AML and MDS patients with prexigebersen in combination with decitabine, add venetoclax to the treatment combination treating all patient cohorts with prexigebersen in combination with decitabine and venetoclax. On November 26, 2019, we announced successful completion of safety testing of the treatment combination of prexigebersen and decitabine in AML and MDS patients in Stage 2 of this Phase 2 clinical trial. In addition, preclinical efficacy studies for the triple combination treatment of prexigebersen, decitabine and venetoclax in AML have been successfully completed. Based on the successful completion of these studies, we submitted the amendment for the Stage 2 Phase 2 clinical trial to add the triple combination treatment comprised of prexigebersen, decitabine and venetoclax to the U.S. Food and Drug Administration (“FDA”). The FDA requested that the treatment of MDS patients with the triple combination of prexigebersen, decitabine and venetoclax be conducted in a separate clinical trial. As a result, the amendment was modified and resubmitted to the FDA for approval. The Company is awaiting approval of the modified amendment, which is expected by summer 2020. Prexigebersen has also been planned for a safety portion of a Phase 2a clinical trial for chronic myeloid leukemia (“CML”) accelerated and blast crisis patients in combination with dasatinib. However, due to declining patient population, the Company will not pursue this program any further. Finally, a modified product named prexigebersen-A, Bio-Path’s fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Prexigebersen-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. In late 2019, we filed an Investigational New Drug (“IND”) application to initiate a Phase 1 clinical trial of prexigebersen-A in patients with solid tumors, including ovarian and uterine, pancreatic and breast cancer. This trial is expected to commence after the IND has been cleared by the FDA, which we currently anticipate being in 2020.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an IND application for BP1002. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and chronic lymphocytic leukemia patients. The Phase 1 clinical trial is expected to be conducted at several leading cancer centers, including The University of Texas MD Anderson Cancer Center (“MD Anderson”), the Georgia Cancer Center and the Sarah Cannon Research Institute.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (NSCLC) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. We expect to complete several IND enabling studies of BP1003 in 2020. If those studies are successful, we expect to file an IND in late 2020 for the first-in-humans Phase 1 study of BP1003 in patients with refractory/metastatic solid tumors, including pancreatic, NSCLC and colorectal cancers.

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

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen, prexigebersen-A, BP1002 and BP1003. We are developing RNAi antisense nanoparticle drug candidates based on our own patented technology to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced patient adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the design and manufacture of antisense RNAi nanoparticle drug products.

As of March 31, 2020, we had an accumulated deficit of $59.7 million. Our net loss was $3.3 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on our condensed consolidated financial statements.

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

We expect research and development expenses associated with the completion of the associated clinical trials to be substantial and to increase over time. The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our drug candidates or the period, if any, in which material net cash inflows from our drug candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the rate of progress, results and costs of completion of ongoing clinical trials of our drug candidates;

•	the size, scope, rate of progress, results and costs of completion of any potential future clinical trials and preclinical trials of our drug candidates that we may initiate;

•	competing technological and market developments;

•	the performance of third-party manufacturers and suppliers;

•	the ability of our drug candidates, if they receive regulatory approval, to achieve market success;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our drug candidates; and
•	the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Research and Development Expense. Our research and development expense for the three months ended March 31, 2020 was $2.0 million, an increase of $1.6 million compared to the three months ended March 31, 2019. The increase in research and development expense was primarily due to the manufacture of drug material in preparation for our Phase 1 clinical trial of prexigebersen-A in solid tumors, an increase in clinical trial expenses related to increased enrollment in our Phase 2 clinical trial of prexigebersen in AML and start-up activities for our Phase 1 clinical trial of BP1002 in lymphoma, and increased preclinical study expenses. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development expense	$1,987	$373
Non-cash stock-based compensation expense	21	25
Total research and development expense	$2,008	$398

General and Administrative Expense. Our general and administrative expense for the three months ended March 31, 2020 was $1.3 million, an increase of $0.2 million compared to the three months ended March 31, 2019. The increase in general and administrative expense was primarily due to increased franchise tax expense. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2020	2019
General and administrative expense	$1,187	$990
Non-cash stock-based compensation expense	149	132
Total general and administrative expense	$1,336	$1,122

Net Operating Loss. Our net loss from operations for the three months ended March 31, 2020 was $3.3 million, an increase of $1.8 million compared to the three months ended March 31, 2019.

Net Loss. Our net loss for the three months ended March 31, 2020 was $3.3 million, an increase of $1.8 million compared to the three months ended March 31, 2019.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.90 per share for the three months ended March 31, 2020, compared to $0.89 per share for the three months ended March 31, 2019. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $17.9 million at March 31, 2020, a decrease of $2.5 million compared to December 31, 2019. We believe that our available cash at March 31, 2020 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2020 was $2.5 million. Excluding non-cash stock-based compensation expense of $0.2 million, net cash used in operating activities consisted primarily of the net loss for the period of $3.3 million, an increase in current liabilities of $0.3 million and a decrease in other current assets of $0.3 million. Net cash used in operating activities for the three months ended March 31, 2019 was $2.0 million. Excluding non-cash stock-based compensation expense of $0.2 million and depreciation expense of $0.1 million, net cash used in operating activities consisted primarily of the net loss for the period of $1.5 million, an increase in prepaid expenses and other current assets of $0.7 million and a decrease in current liabilities of $0.1 million.

Financing Activities. There were no financing activities for the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2019 was $20.3 million. Net cash provided by financing activities consisted primarily of net proceeds of $19.4 million from the 2019 Underwritten Offering, the January 2019 Registered Direct Offering and January 2019 Private Placement and the March 2019 Registered Direct Offering, each as described below, as well as net proceeds of $0.9 million from the exercise of warrants to purchase shares of our common stock.

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

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates prexigebersen, prexigebersen-A, BP1002 and BP1003. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2019. For more information, see Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. There have been no significant changes to our critical accounting policies from those disclosed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of the year ended December 31, 2019.

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

Our management, including our Chief Executive Officer (who is also our Chief Financial Officer), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Following this review and evaluation, our management determined that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2019, other than the additional disclosure of the risk factor listed below.

The COVID-19 pandemic could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has evolved into a global pandemic, spreading to many countries, including the United States. Depending upon the severity of the COVID-19 outbreak, we may experience disruptions that could severely impact our business.

For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If COVID-19 continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Additionally, infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval of, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

To date, COVID-19’s impact on operations has been limited to the inability to travel to clinical trial sites and clinical trial sites not allowing nonessential personnel on site for the purpose of monitoring activity. We believe these operational issues can be managed through remote monitoring capabilities currently being developed. We anticipate COVID-19 may have an effect on patient recruiting in the near term as social distancing mandates are in effect.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business, including our clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We will continue to monitor the situation closely.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

On May 12, 2020, our board of directors approved an amendment (the “Amendment”) to the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (as amended, the “Plan”) to increase the maximum number of shares of the Company’s common stock with respect to which awards may be granted to a participant during any calendar year under the Plan to 165,000. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
3.4	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).
10.1*	Second Amendment to Bio-Path Holdings, Inc. 2017 Stock Incentive Plan.
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2020	BIO-PATH HOLDINGS, INC.

	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

