Form 10-Q
period 2020-06-30
BIO-PATH HOLDINGS INC
filed 2020-08-13
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

At August 7, 2020, the Company had 3,691,857 outstanding shares of common stock, par value $0.001 per share.

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

i

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

ii

iii

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	As of June 30,	As of December 31,
	2020	2019
Assets

Current assets
Cash	$14,411	$20,426
Prepaid drug product for testing	1,079	776
Other current assets	1,434	788

Total current assets	16,924	21,990

Fixed assets
Furniture, fixtures & equipment	1,029	1,029
Less accumulated depreciation	(762)	(726)
	267	303

Right of use operating assets	329	367

Total Assets	$17,520	$22,660

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$726	$486
Accrued expenses	410	673
Current portion of lease liabilities	89	85

Total current liabilities	1,225	1,244

Noncurrent lease liabilities	284	330

Total Liabilities	1,509	1,574

Shareholders' equity
Preferred stock, $.001 par value;
10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized;	4	4
3,692 and 3,692 shares issued and outstanding, respectively
Additional paid in capital	77,710	77,421
Accumulated deficit	(61,703)	(56,339)

Total shareholders' equity	16,011	21,086

Total Liabilities & Shareholders' Equity	$17,520	$22,660

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses

Research and development	$1,030	$1,523	$3,038	$1,921
General and administrative	1,013	966	2,349	2,088

Total operating expenses	2,043	2,489	5,387	4,009

Net operating loss	$(2,043)	$(2,489)	$(5,387)	$(4,009)

Other income
Interest income	3	33	23	41

Total other income	3	33	23	41

Net loss	$(2,040)	$(2,456)	$(5,364)	$(3,968)

Net loss per share, basic and diluted	$(0.55)	$(0.87)	$(1.45)	$(1.75)

Basic and diluted weighted average number of common shares outstanding	3,692	2,828	3,692	2,267

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities

Net loss	$(5,364)	$(3,968)

Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	289	338
Amortization of right of use assets	38	56
Depreciation	36	99
(Increase) decrease in operating assets
Prepaid drug product for testing	(303)	(322)
Other current assets	(646)	(42)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(23)	(328)
Lease liabilities	(42)	(56)

Net cash used in operating activities	(6,015)	(4,223)

Cash flow from financing activities

Net proceeds from sale of common stock	-	19,411
Net proceeds from exercise of warrants	-	914

Net cash provided by financing activities	-	20,325

Net (decrease) increase in cash	(6,015)	16,102

Cash, beginning of period	20,426	1,004

Cash, end of period	$14,411	$17,106

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2019	2,814	$3	$69,392	$(49,252)	$20,143

Exercise of warrants, net of fees	17	-	45	-	45

Stock-based compensation	-	-	181	-	181

Net loss	-	-	-	(2,456)	(2,456)

Balance at June 30, 2019	2,831	$3	$69,618	$(51,708)	$17,913

Balance at March 31, 2020	3,692	$4	$77,591	$(59,663)	$17,932

Stock-based compensation	-	-	119	-	119

Net loss	-	-	-	(2,040)	(2,040)

Balance at June 30, 2020	3,692	$4	$77,710	$(61,703)	$16,011

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	680	$1	$48,957	$(47,740)	$1,218

Issuance of common stock, net of fees	1,794	2	19,409	-	19,411

Exercise of warrants, net of fees	357	-	914	-	914

Stock-based compensation	-	-	338	-	338

Net loss	-	-	-	(3,968)	(3,968)

Balance at June 30, 2019	2,831	$3	$69,618	$(51,708)	$17,913

Balance at December 31, 2019	3,692	$4	$77,421	$(56,339)	$21,086

Stock-based compensation	-	-	289	-	289

Net loss	-	-	-	(5,364)	(5,364)

Balance at June 30, 2020	3,692	$4	$77,710	$(61,703)	$16,011

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements
for the Period Ended June 30, 2020

Unless the context requires otherwise, references in these Notes to the Condensed Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2019. The results of operations for the period ended June 30, 2020, are not necessarily indicative of the results for a full-year period.

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, the Company currently has four antisense drug candidates in development to treat at least five different cancer disease indications.

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

Net Loss Per Share - Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of June 30, 2020 and 2019, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three and six months ended June 30, 2020 and 2019. The calculation of diluted earnings per share did not include 267,321 shares and 858,698 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of June 30, 2020 as the effect would be antidilutive. The calculation of diluted earnings per share for 2019 did not include 71,133 shares and 256,574 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of June 30, 2019 as the effect would be antidilutive.

Fair Value - The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.8 million as of December 31, 2019 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in two Phase 2 clinical trials and Bcl-2 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first six months of 2020, with advanced payments remaining to be expensed totaling $1.1 million as of June 30, 2020.

4.	Other Current Assets

As of June 30, 2020, other current assets included prepaid expenses of $1.4 million, comprised primarily of prepayments made for the Company’s clinical trials for prexigebersen in AML, BP1002 in lymphoma and prexigebersen-A in solid tumors of $0.6 million, prepaid insurance of $0.5 million, prepayments for BP1003 manufacturing activities of $0.2 million and other prepaid expenses of $0.1 million. As of December 31, 2019, other current assets included prepaid expenses of $0.8 million, comprised primarily of prepayments made for the Company’s clinical trials for prexigebersen in AML and CML of $0.6 million and prepaid insurance of $0.2 million.

5.	Accounts Payable

As of June 30, 2020, current liabilities included accounts payable of $0.7 million, comprised primarily of amounts owed for external research expenses related to manufacturing costs of $0.3 million, amounts owed to the Company’s clinical research organization for its clinical trials for prexigebersen in AML and prexigebersen-A in solid tumors of $0.2 million, legal and patent fees of $0.1 million and preclinical expenses of $0.1 million. As of December 31, 2019, current liabilities included accounts payable of $0.5 million, comprised primarily of amounts owed for external research expenses related to manufacturing costs of $0.3 million and legal and patent fees of $0.2 million.

6.	Accrued Expense

As of June 30, 2020, current liabilities included accrued expenses of $0.4 million, comprised primarily of accrued employee vacation and bonus expenses of $0.2 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2019, current liabilities included accrued expenses of $0.7 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, clinical and preclinical expenses of $0.2 million and other accrued expenses of $0.1 million.

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

Stock-based compensation expense for the three months ended June 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the three months ended June 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended June 30, 2020 and 2019 was $24,000 and $26,000, respectively.

Stock-based compensation expense for each of the six months ended June 30, 2020 and 2019 was $0.3 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the six months ended June 30, 2020 and 2019 was $0.2 million and $0.3 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the six months ended June 30, 2020 and 2019 was $45,000 and $0.1 million, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2020 and 2019, respectively:

	2020	2019
Risk-free interest rate	0.50%	2.23%
Expected volatility	122%	126%
Expected term in years	6.0	6.0
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plans for the six months ended June 30, 2020:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2019	68	$68.56
Granted	204	5.01
Forfeited	(4)	7.19
Expired	(1)	28.54
Outstanding at June 30, 2020	267	20.98
Exercisable at June 30, 2020	45	$88.48

As of June 30, 2020, the aggregate intrinsic value of outstanding stock options was $27,000. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. This amount changes based on the fair value of the Company’s stock.

As of June 30, 2020, unamortized stock-based compensation expense for all outstanding options was $1.1 million, which is expected to be recognized over a remaining weighted average vesting period of 2.8 years.

9.	Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan are $1.1 million as of June 30, 2020, comprised of $0.7 million to the manufacturer of prexigebersen and BP1002 drug products, $0.3 million for manufacture of the Company’s Grb2, Bcl-2, and STAT3 drug substances, and $0.1 million for manufacturing development. The Company expects to incur $0.7 million of these commitments over the next 12 months.

10.	Subsequent Events

As previously disclosed, on June 24, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), pursuant to which the Company could offer and sell, at the Company’s option, shares of its common stock for aggregate gross sales proceeds of up to $25.0 million, from time to time, through an “at the market” equity offering program under which Cantor Fitzgerald acted as agent. On July 2, 2020, the Company delivered written notice to Cantor Fitzgerald that it had elected, pursuant to Section 12(b) of the Sales Agreement, to terminate the Sales Agreement effective as of July 12, 2020, ten (10) days after delivery of the notice. The Company did not incur any material early termination penalties in connection with the termination of the Sales Agreement. The Company did not sell any shares of common stock pursuant to the Sales Agreement.

On July 13, 2020, the Company entered into an At-The-Market Offering Agreement (the “Offering Agreement“) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which the Company may offer and sell, from time to time, through or to Wainwright, shares of the Company’s common stock. Sales of shares of common stock under the Offering Agreement will be made pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537), and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million, provided that the Company may be limited in the amount of securities that it can sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as the Company’s public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. The Company will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses. To date, the Company has not offered or sold any shares of common stock under the Offering Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2019. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements due to the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith. To date, COVID-19’s impact on our operations has been limited to the inability to travel to clinical trial sites and clinical trial sites not allowing nonessential personnel on site for the purpose of monitoring activity. We anticipate COVID-19 may have an effect on patient recruiting in the near term as social distancing mandates are in effect. We believe these operational issues can be managed through remote monitoring capabilities currently being developed. Our actual results could also differ materially from those anticipated in these forward-looking statements for many other reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2019, the matters discussed in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q, and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

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

In addition, preclinical efficacy studies for the triple combination treatment of prexigebersen, decitabine and venetoclax in AML have been successfully completed. In the preclinical efficacy studies, four AML cancer cell lines were treated with three different combinations of decitabine, venetoclax and prexigebersen. Decrease in AML cell viability was the primary measure of efficacy. The triple combination of decitabine, venetoclax and prexigebersen showed significant improvement in efficacy in three of the four AML cell lines. Based on these results, the Company believes that adding prexigebersen to the treatment combination of decitabine and venetoclax could lead to improved efficacy in AML patients. Based on the successful completion of these studies, we submitted the amendment for Stage 2 of this Phase 2 clinical trial to add the triple combination treatment comprised of prexigebersen, decitabine and venetoclax to the U.S. Food and Drug Administration (“FDA”). We added a third cohort to the amendment submitted, treating relapsed/refractory patients who are venetoclax resistant or intolerant with the two-drug combination of prexigebersen and decitabine. The FDA requested that the treatment of MDS patients with the triple combination of prexigebersen, decitabine and venetoclax be conducted in a separate clinical trial. As a result, the amendment was modified and resubmitted to the FDA for approval.

The required amount of time has passed since submission to the FDA allowing clearance to proceed with testing under the amendment to Stage 2 of this Phase 2 clinical trial. The result of these changes is that the approved amended protocol for the Stage 2 of this Phase 2 trial in AML is comprised of two cohorts, one having untreated AML patients and the second having relapsed/refractory AML patients, both treated with the triple combination of decitabine, venetoclax and prexigebersen, and a third cohort of relapsed/refractory AML patients, who are venetoclax resistant or intolerant, treated with the two-drug combination of decitabine and prexigebersen. The full trial design plans have approximately 98 evaluable patients for the first cohort having untreated AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax resistant or intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at ten clinical sites in the U.S., and Gail J. Roboz, MD will be the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College of Cornell University and the New York-Presbyterian Hospital in New York City. On August 13, 2020, we announced the enrollment and dosing of the first patient in this approved amended Stage 2 of the Phase 2 clinical study.

In addition, a modified product named prexigebersen-A, Bio-Path’s fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Prexigebersen-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. In late 2019, we filed an Investigational New Drug (“IND”) application to initiate a Phase 1 clinical trial of prexigebersen-A in patients with solid tumors, including ovarian and uterine, pancreatic and breast cancer. Ovarian cancer is one of the most common type of gynecologic malignancies, with approximately 50% of all cases occurring in women older than 63 years. This trial is expected to commence after the IND has been cleared by the FDA, which we currently anticipate being in 2020.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an IND application for BP1002. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and chronic lymphocytic leukemia patients. The Phase 1 clinical trial is expected to be conducted at several leading cancer centers, including The University of Texas MD Anderson Cancer Center (“MD Anderson”), the Georgia Cancer Center and the Sarah Cannon Research Institute and is now open for enrollment.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (NSCLC) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic or advanced patient is about six to 15 months from diagnosis. We expect to complete several IND enabling studies of BP1003 in 2020. If those studies are successful, our goal is to file an IND in late 2020 for the first-in-humans Phase 1 study of BP1003 in patients with refractory/metastatic solid tumors, including pancreatic, NSCLC and colorectal cancers.

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

On July 13, 2020, we entered into an At-The-Market Offering Agreement (the “Offering Agreement“) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which we may offer and sell, from time to time, through or to Wainwright, shares of our common stock. Sales of shares of common stock under the Offering Agreement will be made pursuant to our shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537), and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million, provided that we may be limited in the amount of securities that we can sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as our public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses.

As of June 30, 2020, we had an accumulated deficit of $61.7 million. Our net loss was $2.0 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively. Our net loss was $5.4 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Research and Development Expense. Our research and development expense for the three months ended June 30, 2020 was $1.0 million, a decrease of $0.5 million compared to the three months ended June 30, 2019. The decrease in research and development expense was primarily due to timing of activities related to our Phase 2 clinical trial of prexigebersen in AML. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	June 30,
	2020	2019
Research and development expense	$1,006	$1,497
Non-cash stock-based compensation expense	24	26
Total research and development expense	$1,030	$1,523

General and Administrative Expense. Our general and administrative expense was $1.0 million for each of the three months ended June 30, 2020 and 2019. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	June 30,
	2020	2019
General and administrative expense	$918	$811
Non-cash stock-based compensation expense	95	155
Total general and administrative expense	$1,013	$966

Net Operating Loss. Our net loss from operations for the three months ended June 30, 2020 was $2.0 million, a decrease of $0.4 million compared to the three months ended June 30, 2019.

Net Loss. Our net loss for the three months ended June 30, 2020 was $2.0 million, a decrease of $0.4 million compared to the three months ended June 30, 2019.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.55 per share for the three months ended June 30, 2020, compared to $0.87 per share for the three months ended June 30, 2019. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Research and Development Expense. Our research and development expense for the six months ended June 30, 2020 was $3.0 million, an increase of $1.1 million compared to the six months ended June 30, 2019. The increase in research and development expense was primarily due to the manufacture of drug material in preparation for our Phase 1 clinical trial of prexigebersen-A in solid tumors and increased preclinical study expenses. The following table sets forth our research and development expenses (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Research and development expense	$2,993	$1,870
Non-cash stock-based compensation expense	45	51
Total research and development expense	$3,038	$1,921

General and Administrative Expense. Our general and administrative expense for the six months ended June 30, 2020 was $2.3 million, an increase of $0.3 million compared to the six months ended June 30, 2019. The increase in general and administrative expense was primarily due to increased franchise tax expense. The following table sets forth our general and administrative expenses (in thousands):

	Six Months Ended
	June 30,
	2020	2019
General and administrative expense	$2,105	$1,801
Non-cash stock-based compensation expense	244	287
Total general and administrative expense	$2,349	$2,088

Net Operating Loss. Our net loss from operations for the six months ended June 30, 2020 was $5.4 million, an increase of $1.4 million compared to the six months ended June 30, 2019.

Net Loss. Our net loss for the six months ended June 30, 2020 was $5.4 million, an increase of $1.4 million compared to the six months ended June 30, 2019.

Net Loss per Share. Net loss per share, both basic and diluted, was $1.45 per share for the six months ended June 30, 2020, compared to $1.75 per share for the six months ended June 30, 2019. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $14.4 million as of June 30, 2020, a decrease of $6.0 million compared to December 31, 2019. We believe that our available cash at June 30, 2020 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2020 was $6.0 million. Excluding non-cash stock-based compensation expense of $0.3 million, such net cash used in operating activities consisted primarily of the net loss for the period of $5.4 million and an increase in current assets of $0.9 million. Net cash used in operating activities for the six months ended June 30, 2019 was $4.2 million. Excluding non-cash stock-based compensation expense of $0.3 million and depreciation and amortization expenses of $0.2 million, such net cash used in operating activities consisted primarily of the net loss for the period of $4.0 million, an increase in current assets of $0.4 million and a decrease in current liabilities of $0.4 million.

Financing Activities. There were no financing activities for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2019 was $20.3 million. Net cash provided by financing activities consisted primarily of net proceeds of $19.4 million from the 2019 Underwritten Offering, the January 2019 Registered Direct Offering and January 2019 Private Placement and the March 2019 Registered Direct Offering, each as described below, as well as net proceeds of $0.9 million from the exercise of warrants to purchase shares of our common stock.

2019 Shelf Registration Statement

On May 16, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on January 9, 2017 (File No. 333-215205) (the “2017 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2019 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $125.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, and (ii) up to 5,149 shares of our common stock pursuant to the exercise of warrants that were issued in connection with a registered direct offering in 2016. Because our public float is less than $75 million, our ability to offer and sell any securities under the 2019 Shelf Registration Statement is currently limited pursuant to Instruction I.B.6 to Form S-3. For so long as the Company's public float is less than $75 million, the aggregate market value of securities sold by the Company under the 2019 Shelf Registration Statement pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of the Company’s public float. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

2019 Underwritten Offering

On January 14, 2019, we entered into an underwriting agreement with Wainwright relating to an underwritten public offering of 429,616 shares of our common stock for gross proceeds of approximately $1.1 million under the 2017 Shelf Registration Statement (the “2019 Underwritten Offering”). The offering price to the public in the 2019 Underwritten Offering was $2.60 per share, and Wainwright agreed to purchase the shares in the 2019 Underwritten Offering from the Company pursuant to the underwriting agreement at a price of $2.418 per share. Additionally, we issued warrants to purchase up to 25,777 shares of our common stock in a private placement to Wainwright as compensation for its services as underwriter in connection with the 2019 Underwritten Offering. The 2019 Underwritten Offering closed on January 17, 2019. The net proceeds to the Company from the 2019 Underwritten Offering, after deducting the underwriting discounts and commissions and expenses and the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the underwriter warrants, were approximately $0.9 million.

January 2019 Registered Direct Offering and January 2019 Private Placement

On January 18, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 648,233 shares of our common stock for gross proceeds of approximately $1.7 million under the 2017 Shelf Registration Statement (the “January 2019 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 324,117 shares of our common stock (the “January 2019 Private Placement”). Additionally, we issued warrants to purchase up to 38,894 shares of our common stock in a private placement to Wainwright as compensation for its services as a placement agent in connection with the 2019 Registered Direct Offering and the January 2019 Private Placement. The January 2019 Registered Direct Offering and the January 2019 Private Placement closed on January 23, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.5 million.

March 2019 Registered Direct Offering

On March 12, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 712,910 shares of our common stock for gross proceeds of approximately $18.5 million under the 2017 Shelf Registration Statement (the “March 2019 Registered Direct Offering”). Additionally, we issued warrants to purchase up to 42,775 shares of our common stock in a private placement to Wainwright as compensation for its services as a placement agent in connection with the March 2019 Registered Direct Offering. The March 2019 Registered Direct Offering closed on March 14, 2019. The net proceeds to us from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $17.0 million.

November 2019 Registered Direct Offering

On November 21, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 808,080 shares of our common stock and warrants to purchase up to 606,060 shares of our common stock for gross proceeds of approximately $8.0 million under the 2019 Shelf Registration Statement (the “November 2019 Registered Direct Offering”). Additionally, we issued warrants to purchase up to 48,485 shares of our common stock to Wainwright as compensation for its services as a placement agent in connection with the November 2019 Registered Direct Offering, which warrants and the common stock issuable upon exercise of such warrants were registered under the 2019 Shelf Registration Statement. The November 2019 Registered Direct Offering closed on November 25, 2019. The net proceeds to us from the offerings, after deducting the placement agent’s fees and expenses, our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $7.3 million.

At-The-Market Offering Agreement

On July 13, 2020, we entered into the Offering Agreement with Wainwright, as sales agent and/or principal, pursuant to which we may offer and sell, from time to time, through or to Wainwright, shares of our common stock. Sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million, provided that we may be limited in the amount of securities that we can sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as our public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. To date, we have not offered or sold any shares of common stock under the Offering Agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any material off-balance sheet arrangements.

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

To date, COVID-19’s impact on our operations has been limited to the inability to travel to clinical trial sites and clinical trial sites not allowing nonessential personnel on site for the purpose of monitoring activity. We anticipate COVID-19 may have an effect on patient recruiting in the near term as social distancing mandates are in effect. We believe these operational issues can be managed through remote monitoring capabilities currently being developed.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
3.4	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).
10.1	Second Amendment to Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on May 14, 2020).
10.2	At-the-Market Offering Agreement, by and between Bio-Path Holdings, Inc. and H.C. Wainwright & Co., LLC, dated July 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2020).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2020	BIO-PATH HOLDINGS, INC.

	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

