Form 10-Q
period 2020-09-30
BIO-PATH HOLDINGS INC
filed 2020-11-12
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

At November 4, 2020, the Company had 4,541,857 outstanding shares of common stock, par value $0.001 per share.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2019, and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith;
•	our lack of significant revenue to date, our history of recurring operating losses and our expectation of future operating losses;
•	our need for substantial additional capital and our need to delay, reduce or eliminate our drug development and commercialization efforts if we are unable to raise additional capital;
•	the highly-competitive nature of the pharmaceutical and biotechnology industry and our ability to compete effectively;
•	the success of our plans to use collaboration arrangements to leverage our capabilities;
•	our ability to retain and attract key personnel;
•	the risk of misconduct of our employees, agents, consultants and commercial partners;
•	disruptions to our operations due to expansions of our operations;
•	the costs we would incur if we acquire or license technologies, resources or drug candidates;
•	risks associated with product liability claims;
•	our reliance on information technology systems and the liability or interruption associated with cyber-attacks or other breaches of our systems;
•	our ability to use net operating loss carryforwards;
•	provisions in our charter documents and state law that may prevent a change in control;
•	work slowdown or stoppage at government agencies could negatively impact our business;
•	our need to complete extensive clinical trials and the risk that we may not be able to demonstrate the safety and efficacy of our drug candidates;
•	risks that that our clinical trials may be delayed or terminated;
•	our ability to obtain domestic and/or foreign regulatory approval for our drug candidates;
•	changes in existing laws and regulations affecting the healthcare industry;
•	our reliance on third parties to conduct clinical trials for our drug candidates;
•	our ability to maintain orphan drug exclusivity for our drug candidates;
•	our reliance on third parties for manufacturing our clinical drug supplies;
•	risks associated with the manufacture of our drug candidates;
•	our ability to establish sales and marketing capabilities relating to our drug candidates;

•	market acceptance of our drug candidates;
•	third-party payor reimbursement practices;
•	our ability to adequately protect the intellectual property of our drug candidates;
•	infringement on the intellectual property rights of third parties;
•	costs and time relating to litigation regarding intellectual property rights;
•	our ability to adequately prevent disclosure by our employees or others of trade secrets and other proprietary information;
•	our need to raise additional capital;
•	the volatility of the trading price of our common stock;
•	our common stock being thinly traded;
•	our ability to issue shares of common or preferred stock without approval from our stockholders;
•	our ability to pay cash dividends;
•	costs and expenses associated with being a public company; and
•	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market.

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	As of September 30,	As of December 31,
	2020	2019
Assets

Current assets
Cash	$12,058	$20,426
Prepaid drug product for testing	980	776
Other current assets	1,277	788

Total current assets	14,315	21,990

Fixed assets
Furniture, fixtures & equipment	1,029	1,029
Less accumulated depreciation	(780)	(726)
	249	303

Right of use operating assets	309	367

Total Assets	$14,873	$22,660

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$614	$486
Accrued expenses	721	673
Current portion of lease liabilities	92	85

Total current liabilities	1,427	1,244

Noncurrent lease liabilities	260	330

Total Liabilities	1,687	1,574

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 3,692 and 3,692 shares issued and outstanding, respectively	4	4
Additional paid in capital	77,853	77,421
Accumulated deficit	(64,671)	(56,339)

Total shareholders' equity	13,186	21,086

Total Liabilities & Shareholders' Equity	$14,873	$22,660

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses

Research and development	$2,000	$1,375	$5,038	$3,296
General and administrative	970	896	3,319	2,984

Total operating expenses	2,970	2,271	8,357	6,280

Net operating loss	$(2,970)	$(2,271)	$(8,357)	$(6,280)

Other income
Interest income	2	29	25	70

Total other income	2	29	25	70

Net loss	$(2,968)	$(2,242)	$(8,332)	$(6,210)

Net loss per share, basic and diluted	$(0.80)	$(0.78)	$(2.26)	$(2.51)

Basic and diluted weighted average number of common shares outstanding	3,692	2,872	3,692	2,471

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities

Net loss	$(8,332)	$(6,210)

Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	432	522
Amortization of right of use assets	58	75
Depreciation	54	116
(Increase) decrease in operating assets
Prepaid drug product for testing	(204)	(433)
Other current assets	(489)	64
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	176	(187)
Lease liabilities	(63)	(63)
Net cash used in operating activities	(8,368)	(6,116)

Cash flow from financing activities

Net proceeds from sale of common stock	-	19,411
Net proceeds from exercise of warrants	-	1,083
Net cash provided by financing activities	-	20,494

Net (decrease) increase in cash	(8,368)	14,378

Cash, beginning of period	20,426	1,004
Cash, end of period	$12,058	$15,382

Supplemental disclosure of non-cash activities

Non-cash investing activities
Non-cash leasehold improvements	$-	$(31)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2019	2,831	$3	$69,618	$(51,708)	$17,913

Exercise of warrants, net of fees	53	-	169	-	169

Stock-based compensation	-	-	184	-	184

Net loss	-	-	-	(2,242)	(2,242)

Balance at September 30, 2019	2,884	$3	$69,971	$(53,950)	$16,024

Balance at June 30, 2020	3,692	$4	$77,710	$(61,703)	$16,011

Stock-based compensation	-	-	143	-	143

Net loss	-	-	-	(2,968)	(2,968)

Balance at September 30, 2020	3,692	$4	$77,853	$(64,671)	$13,186

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	680	$1	$48,957	$(47,740)	$1,218

Issuance of common stock, net of fees	1,794	2	19,409	-	19,411

Exercise of warrants, net of fees	410	-	1,083	-	1,083

Stock-based compensation	-	-	522	-	522

Net loss	-	-	-	(6,210)	(6,210)

Balance at September 30, 2019	2,884	$3	$69,971	$(53,950)	$16,024

Balance at December 31, 2019	3,692	$4	$77,421	$(56,339)	$21,086

Stock-based compensation	-	-	432	-	432

Net loss	-	-	-	(8,332)	(8,332)

Balance at September 30, 2020	3,692	$4	$77,853	$(64,671)	$13,186

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

for the Period Ended September 30, 2020

Unless the context requires otherwise, references in these Notes to the Condensed Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2019. The results of operations for the period ended September 30, 2020, are not necessarily indicative of the results for a full-year period.

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

As the Company has not begun its planned principal operations of commercializing a product candidate, the Company’s activities are subject to significant risks and uncertainties, including the potential requirement to secure additional funding, the outcome of the Company’s clinical trials and failing to operationalize the Company’s current drug candidates before another company develops similar products.

2.	Significant Accounting Policies

Net Loss Per Share - Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of September 30, 2020 and 2019, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three and nine months ended September 30, 2020 and 2019. The calculation of diluted earnings per share did not include 274,008 shares and 858,698 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of September 30, 2020 as the effect would be antidilutive. The calculation of diluted earnings per share for 2019 did not include 69,698 shares and 204,154 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of September 30, 2019 as the effect would be antidilutive.

Fair Value - The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.	Prepaid Drug Product for Testing

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.8 million as of December 31, 2019 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial and Bcl-2 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first nine months of 2020, with advanced payments remaining to be expensed totaling $1.0 million as of September 30, 2020.

4.	Other Current Assets

As of September 30, 2020, other current assets included prepaid expenses of $1.3 million, comprised primarily of prepayments made for the Company’s clinical trials for BP1002 in lymphoma and prexigebersen-A in solid tumors of $0.5 million, prepaid insurance of $0.4 million, prepaid expenses of $0.2 million related to the Company’s At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) as described below in Note 7, prepayments for BP1003 testing activities of $0.1 million and other prepaid expenses of $0.1 million. As of December 31, 2019, other current assets included prepaid expenses of $0.8 million, comprised primarily of prepayments made for the Company’s clinical trials for prexigebersen in AML and CML of $0.6 million and prepaid insurance of $0.2 million.

5.	Accounts Payable

As of September 30, 2020, current liabilities included accounts payable of $0.6 million, comprised primarily of amounts owed to the Company’s clinical research organization for its clinical trials for prexigebersen in AML, BP1002 in lymphoma and prexigebersen-A in solid tumors of $0.4 million and legal and patent fees of $0.2 million. As of December 31, 2019, current liabilities included accounts payable of $0.5 million, comprised primarily of amounts owed for external research expenses related to manufacturing costs of $0.3 million and legal and patent fees of $0.2 million.

6.	Accrued Expense

As of September 30, 2020, current liabilities included accrued expenses of $0.7 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $0.3 million, accrued employee vacation and bonus expenses of $0.3 million and other accrued expenses of $0.1 million. As of December 31, 2019, current liabilities included accrued expenses of $0.7 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, clinical and preclinical expenses of $0.2 million and other accrued expenses of $0.1 million.

7.	Stockholders’ Equity

Issuances of Common Stock - On January 14, 2019, the Company entered into an underwriting agreement with Wainwright relating to an underwritten public offering of 429,616 shares of its common stock for gross proceeds of approximately $1.1 million (the “2019 Underwritten Offering”). The offering price to the public in the 2019 Underwritten Offering was $2.60 per share, and Wainwright agreed to purchase the shares in the 2019 Underwritten Offering from the Company pursuant to the underwriting agreement at a price of $2.418 per share. Additionally, the Company issued warrants to purchase up to 25,777 shares of its common stock in a private placement to Wainwright as compensation for its services as underwriter in connection with the 2019 Underwritten Offering. The 2019 Underwritten Offering closed on January 17, 2019. The net proceeds to the Company from the 2019 Underwritten Offering, after deducting the underwriting discounts and commissions and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the underwriter warrants, were approximately $0.9 million.

On January 18, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 648,233 shares of its common stock for gross proceeds of approximately $1.7 million (the “January 2019 Registered Direct Offering”). In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 324,117 shares of its common stock (the “January 2019 Private Placement”). Additionally, the Company issued warrants to purchase up to 38,894 shares of its common stock in a private placement to Wainwright as compensation for its services as a placement agent in connection with the 2019 Registered Direct Offering and the 2019 Private Placement. The 2019 Registered Direct Offering and the 2019 Private Placement closed on January 23, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.5 million.

On March 12, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 712,910 shares of its common stock for gross proceeds of approximately $18.5 million (the “March 2019 Registered Direct Offering”). Additionally, the Company issued warrants to purchase up to 42,775 shares of its common stock in a private placement to Wainwright as compensation for its services as a placement agent in connection with the March 2019 Registered Direct Offering. The March 2019 Registered Direct Offering closed on March 14, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $17.0 million.

On November 21, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 808,080 shares of its common stock and warrants to purchase up to 606,060 shares of its common stock for gross proceeds of approximately $8.0 million under the Company’s shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”) (the “November 2019 Registered Direct Offering”). Additionally, the Company issued warrants to purchase up to 48,485 shares of its common stock to Wainwright as compensation for its services as a placement agent in connection with the November 2019 Registered Direct Offering, which warrants and the common stock issuable upon exercise of such warrants were registered under the 2019 Shelf Registration Statement. The November 2019 Registered Direct Offering closed on November 25, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $7.3 million.

During the fiscal year ended December 31, 2019, the Company issued an aggregate of 409,875 shares of its common stock pursuant to the exercise of warrants at a weighted average exercise price of approximately $2.67 per share. The net proceeds to the Company from the exercise of the warrants were approximately $1.1 million.

At-The-Market Offering Agreement - On July 13, 2020, the Company entered into the Offering Agreement with Wainwright, as sales agent and/or principal, pursuant to which the Company may offer and sell, from time to time, through or to Wainwright, shares of the Company’s common stock. Sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million, provided that the Company may be limited in the amount of securities that it can sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as the Company’s public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. The Company will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses. As of September 30, 2020, the Company had not offered or sold any shares of its common stock under the Offering Agreement.

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

Stock-based compensation expense for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended September 30, 2020 and 2019 was $27,000 and $24,000, respectively.

Stock-based compensation expense for the nine months ended September 30, 2020 and 2019 was $0.4 million and $0.5 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the nine months ended September 30, 2020 and 2019 was $0.4 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for each of the nine months ended September 30, 2020 and 2019 was $0.1 million.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2020 and 2019, respectively:

	2020	2019
Risk-free interest rate	0.50%	2.23%
Expected volatility	122%	126%
Expected term in years	6.0	6.0
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plans for the nine months ended September 30, 2020:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2019	68	$68.56
Granted	211	5.01
Forfeited	(4)	7.19
Expired	(1)	28.67
Outstanding at September 30, 2020	274	20.57
Exercisable at September 30, 2020	55	$74.04

As of September 30, 2020, the aggregate intrinsic value of outstanding stock options was $15,000. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. This amount changes based on the fair value of the Company’s stock.

As of September 30, 2020, unamortized stock-based compensation expense for all outstanding options was $1.0 million, which is expected to be recognized over a remaining weighted average vesting period of 2.7 years.

9.	Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan are $1.5 million as of September 30, 2020, comprised of $1.0 million to the manufacturer of prexigebersen and BP1002 drug products, $0.4 million for manufacture of the Company’s Grb2, Bcl-2 and STAT3 drug substances and $0.1 million for manufacturing development. The Company expects to incur $1.4 million of these commitments over the next 12 months.

10.	Subsequent Event

At-The-Market Offering - Subsequent to September 30, 2020, the Company offered and sold 850,000 shares of its common stock under the Offering Agreement for gross proceeds of approximately $4.6 million. The net proceeds from the offering, after deducting commissions and the Company’s estimated offering expenses, were approximately $4.3 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2019. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements due to the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith. To date, COVID-19’s impact on our operations has been limited to the inability to travel to clinical trial sites and clinical trial sites not allowing nonessential personnel on site for the purpose of monitoring activity. We anticipate COVID-19 may have an effect on patient recruiting in the near term as social distancing mandates are in effect. We believe these operational issues can be managed through remote monitoring capabilities currently being developed and deployed. Our actual results could also differ materially from those anticipated in these forward-looking statements for many other reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2019, the matters discussed in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q, and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have four drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), initially started the efficacy portion of a Phase 2 clinical trial for untreated acute myeloid leukemia (“AML”) patients in combination with low-dose cytarabine (“LDAC”). Subsequently, a second cohort of untreated AML patients was added to the clinical trial for treatment with prexigebersen in combination with decitabine. On March 6, 2019, we announced intended Stage 2 amendments to this Phase 2 clinical trial to (i) add high risk myelodysplastic syndrome (“MDS”) patients to the untreated AML cohort being treated with prexigebersen in combination with decitabine, (ii) close the prexigebersen in combination with LDAC treatment cohort, (iii) add a cohort of relapsed/refractory AML and high risk MDS patients for treatment with prexigebersen and decitabine and (iv) following successful completion of a safety segment treating AML and MDS patients with prexigebersen in combination with decitabine, add venetoclax to the treatment combination treating all patient cohorts with prexigebersen in combination with decitabine and venetoclax. On November 26, 2019, we announced successful completion of safety testing of the treatment combination of prexigebersen and decitabine in AML and MDS patients in Stage 2 of this Phase 2 clinical trial.

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

The required amount of time has passed since submission to the FDA allowing clearance to proceed with testing under the amendment to Stage 2 of this Phase 2 clinical trial. The result of these changes is that the approved amended protocol for Stage 2 of this Phase 2 trial in AML is comprised of two cohorts, one having untreated AML patients and the second having relapsed/refractory AML patients, both treated with the triple combination of decitabine, venetoclax and prexigebersen, and a third cohort of relapsed/refractory AML patients, who are venetoclax resistant or intolerant, treated with the two-drug combination of decitabine and prexigebersen. The full trial design plans have approximately 98 evaluable patients for the first cohort having untreated AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax resistant or intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at ten clinical sites in the U.S., and Gail J. Roboz, MD will be the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College of Cornell University and the New York-Presbyterian Hospital in New York City. On August 13, 2020, we announced the enrollment and dosing of the first patient in this approved amended Stage 2 of the Phase 2 clinical study.

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

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an IND application for BP1002. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and chronic lymphocytic leukemia patients. The Phase 1 clinical trial is expected to be conducted at several leading cancer centers, including The University of Texas MD Anderson Cancer Center (“MD Anderson”), the Georgia Cancer Center and the Sarah Cannon Research Institute and is now open for enrollment. Ian W. Flynn, MD will be the national coordinating Principal Investigator for the Phase 1 trial. Dr. Flynn serves as the director of lymphoma research at the Sarah Cannon Research Institute.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (NSCLC) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic or advanced pancreatic cancer patient is about six to 15 months from diagnosis. We expect to complete several IND enabling studies of BP1003 in 2020. If those studies are successful, our goal is to file an IND in 2021 for the first-in-humans Phase 1 study of BP1003 in patients with refractory/metastatic solid tumors, including pancreatic, NSCLC and colorectal cancers. Our DNAbilize® technology-based products are available for out-licensing or partnering. We intend to apply our drug delivery technology template to new disease-causing protein targets to develop new nanoparticle antisense RNAi drug candidates. We have a new product identification template in place to define a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. As we expand, we will look at indications where a systemic delivery is needed and antisense RNAi nanoparticles can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On September 25, 2019, we announced that the United States Patent and Trademark Office (“USPTO”) issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. This is the second patent issued to the Company. Finally, on October 22, 2020, we announced that the USPTO issued a Notice of Allowance for U.S. Patent Application No. 16/333,221 entitled “Combination Therapy with Liposomal Antisense Oligonucleotides.”

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

On July 13, 2020, we entered into an At-The-Market Offering Agreement (the “Offering Agreement“) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which we may offer and sell, from time to time, through or to Wainwright, shares of our common stock. Sales of shares of common stock under the Offering Agreement will be made pursuant to our shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537), and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million, provided that we may be limited in the amount of securities that we can sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as our public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. As of September 30, 2020, we had not offered or sold any shares of our common stock under the Offering Agreement. Subsequent to September 30, 2020, we offered and sold 850,000 shares of our common stock under the Offering Agreement for gross proceeds of approximately $4.6 million. The net proceeds from the offering, after deducting commissions and the Company’s estimated offering expenses, were approximately $4.3 million.

As of September 30, 2020, we had an accumulated deficit of $64.7 million. Our net loss was $3.0 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively. Our net loss was $8.3 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Research and Development Expense. Our research and development expense for the three months ended September 30, 2020 was $2.0 million, an increase of $0.6 million compared to the three months ended September 30, 2019. The increase in research and development expense was primarily due to increased enrollment for our Phase 2 clinical trial of prexigebersen in AML, as well as increased preclinical study expenses. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Research and development expense	$1,973	$1,351
Non-cash stock-based compensation expense	27	24
Total research and development expense	$2,000	$1,375

General and Administrative Expense. Our general and administrative expense for the three months ended September 30, 2020 was $1.0 million, an increase of $0.1 million compared to the three months ended September 30, 2019. The increase in general and administrative expense was primarily due to increased franchise tax expense. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	September 30,
	2020	2019
General and administrative expense	$854	$736
Non-cash stock-based compensation expense	116	160
Total general and administrative expense	$970	$896

Net Operating Loss. Our net loss from operations for the three months ended September 30, 2020 was $3.0 million, an increase of $0.7 million compared to the three months ended September 30, 2019.

Net Loss. Our net loss for the three months ended September 30, 2020 was $3.0 million, an increase of $0.7 million compared to the three months ended September 30, 2019.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended September 30, 2020 was $0.80, compared to $0.78 for the three months ended September 30, 2019. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Research and Development Expense. Our research and development expense for the nine months ended September 30, 2020 was $5.0 million, an increase of $1.7 million compared to the nine months ended September 30, 2019. The increase in research and development expense was primarily due to the manufacture of drug material and startup costs in preparation for our Phase 1 clinical trial of prexigebersen-A in solid tumors, startup costs related to our Phase 1 clinical trial for BP1002 in lymphoma and increased preclinical study expenses. The following table sets forth our research and development expenses (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Research and development expense	$4,966	$3,221
Non-cash stock-based compensation expense	72	75
Total research and development expense	$5,038	$3,296

General and Administrative Expense. Our general and administrative expense for the nine months ended September 30, 2020 was $3.3 million, an increase of $0.3 million compared to the nine months ended September 30, 2019. The increase in general and administrative expense was primarily due to increased franchise tax expense. The following table sets forth our general and administrative expenses (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
General and administrative expense	$2,959	$2,537
Non-cash stock-based compensation expense	360	447
Total general and administrative expense	$3,319	$2,984

Net Operating Loss. Our net loss from operations for the nine months ended September 30, 2020 was $8.4 million, an increase of $2.1 million compared to the nine months ended September 30, 2019.

Net Loss. Our net loss for the nine months ended September 30, 2020 was $8.3 million, an increase of $2.1 million compared to the nine months ended September 30, 2019.

Net Loss per Share. Net loss per share, both basic and diluted, for the nine months ended September 30, 2020 was $2.26, compared to $2.51 for the nine months ended September 30, 2019. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $12.1 million as of September 30, 2020, a decrease of $8.4 million compared to December 31, 2019. We believe that our available cash at September 30, 2020 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2020 was $8.4 million. Excluding non-cash stock-based compensation expense of $0.4 million and depreciation and amortization expenses of $0.1 million included in net loss, net cash used in operating activities for the nine months ended September 30, 2020 consisted primarily of the net loss for the period of $8.3 million and an increase in current assets of $0.7 million, partially offset by an increase in operating liabilities of $0.1 million. Net cash used in operating activities for the nine months ended September 30, 2019 was $6.1 million. Excluding non-cash stock-based compensation expense of $0.5 million and depreciation and amortization expenses of $0.2 million included in net loss, net cash used in operating activities for the nine months ended September 30, 2019 consisted primarily of the net loss for the period of $6.2 million, an increase in current assets of $0.4 million and a decrease in current liabilities of $0.2 million.

Financing Activities. There were no financing activities for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2019 was $20.5 million. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of net proceeds of $19.4 million from the 2019 Underwritten Offering, the January 2019 Registered Direct Offering and January 2019 Private Placement and the March 2019 Registered Direct Offering, each as described below, as well as net proceeds of $1.1 million from the exercise of warrants to purchase shares of our common stock.

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

At-The-Market Offering Agreement

On July 13, 2020, we entered into the Offering Agreement with Wainwright, as sales agent and/or principal, pursuant to which we may offer and sell, from time to time, through or to Wainwright, shares of our common stock. Sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million, provided that we may be limited in the amount of securities that we can sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as our public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. As of September 30, 2020, we had not offered or sold any shares of our common stock under the Offering Agreement. Subsequent to September 30, 2020, we offered and sold 850,000 shares of our common stock under the Offering Agreement for gross proceeds of approximately $4.6 million. The net proceeds from the offering, after deducting commissions and the Company’s estimated offering expenses, were approximately $4.3 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any material off-balance sheet arrangements.

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

To date, COVID-19’s impact on our operations has been limited to the inability to travel to clinical trial sites and clinical trial sites not allowing nonessential personnel on site for the purpose of monitoring activity. We anticipate COVID-19 may have an effect on patient recruiting in the near term as social distancing mandates are in effect. We believe these operational issues can be managed through remote monitoring capabilities currently being developed and deployed.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
3.4	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).
10.1	At-The-Market Offering Agreement, by and between Bio-Path Holdings, Inc. and H.C. Wainwright & Co., LLC, dated July 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2020).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2020	BIO-PATH HOLDINGS, INC.

	By	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)