Form 10-K
period 2020-12-31
BIO-PATH HOLDINGS INC
filed 2021-03-09
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 1, 2021, there were 6,947,912 shares of the registrant’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $18,472,208.15 as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on The Nasdaq Capital Market on such date. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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

Please also refer to “Item 1A. Risk Factors” of this Annual Report on Form 10-K and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 80 patients, the Company’s DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have four drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), which targets growth factor receptor-bound protein 2 (Grb2), initially started the efficacy portion of a Phase 2 clinical trial for untreated acute myeloid leukemia (“AML”) patients in combination with low-dose cytarabine (“LDAC”). The interim data we released on March 6, 2019 showed that 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved complete remission (“CR’), including one CR with incomplete hematologic recovery (“CRi“) and one morphologic leukemia free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. However, DNA hypomethylating agents are now the most frequently used agents in the treatment of elderly AML patients in the U.S. and Europe. As a result, Stage 2 of the Phase 2 trial in AML was amended to, among other things, remove the combination treatment of prexigebersen and LDAC and replace it with the combination treatment of prexigebersen and decitabine, a DNA hypomethylating agent, for treatment of a second cohort of untreated AML patients. Since decitabine is also used as a treatment for relapsed/refractory AML patients, a cohort of relapsed/refractory AML patients was also added to the study.

The U.S. Food and Drug Administration (“FDA”) recently granted approval of venetoclax in combination with LDAC, decitabine, or azacytidine (the latter two drugs are DNA hypomethylating agents) as frontline therapy for newly diagnosed AML in adults who are 75 years or older, or who have comorbidities precluding intensive induction chemotherapy. We believe this recent frontline therapy approval provides an opportunity to include prexigebersen with the combination therapy for the treatment of de novo AML patients. Preclinical efficacy studies for the triple combination treatment of prexigebersen, decitabine and venetoclax in AML have been successfully completed. In the preclinical efficacy studies, four AML cancer cell lines were treated with three different combinations of decitabine, venetoclax and prexigebersen. Decrease in AML cell viability was the primary measure of efficacy. The triple combination of decitabine, venetoclax and prexigebersen showed significant improvement in efficacy in three of the four AML cell lines. Based on these results, the Company believes that adding prexigebersen to the treatment combination of decitabine and venetoclax could lead to improved efficacy in AML patients. Accordingly, the Company further amended Stage 2 of this Phase 2 clinical trial to add the triple combination treatment comprised of prexigebersen, decitabine and venetoclax, which amendment has been approved by the FDA.

Bio-Path’s approved amended Stage 2 for this Phase 2 clinical trial currently has three cohorts of patients. The first two cohorts will treat patients with the triple combination of prexigebersen, decitabine and venetoclax. The first cohort will include untreated AML patients, and the second cohort will include relapsed/refractory AML patients. Finally, the third cohort will treat relapsed/refractory AML patients, who are venetoclax-resistant or -intolerant, with the two-drug combination of prexigebersen and decitabine. The full trial design plans have approximately 98 evaluable patients for the first cohort having untreated AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax-resistant or -intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at ten clinical sites in the U.S., and Gail J. Roboz, MD will be the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is a professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College of Cornell University and the New York-Presbyterian Hospital in New York City. On August 13, 2020, we announced the enrollment and dosing of the first patient in this approved amended Stage 2 of the Phase 2 clinical study.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an Investigational New Drug (“IND”) application for BP1002. An initial Phase 1 clinical trial will evaluate the safety of BP1002 in refractory/relapsed lymphoma and chronic lymphocytic leukemia (“CLL”) patients. Initially, a total of six evaluable patients are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design. The Phase 1 clinical trial is being conducted at several leading cancer centers, including The University of Texas MD Anderson Cancer Center (“MD Anderson”), the Georgia Cancer Center and the Sarah Cannon Research Institute, and is now open for enrollment. Ian W. Flynn, MD is the national coordinating Principal Investigator for the Phase 1 trial. Dr. Flynn serves as the director of lymphoma research at the Sarah Cannon Research Institute.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (“NSCLC”) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. We expect to complete several IND enabling studies of BP1003 in 2021. If those studies are successful, our goal is to file an IND in late 2021 for the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named prexigebersen-A, Bio-Path’s fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Prexigebersen-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. In late 2019, we filed an IND application to initiate a Phase 1 clinical trial of prexigebersen-A in patients with solid tumors, including ovarian, endometrial, pancreatic and breast cancer. Ovarian cancer is one of the most common type of gynecologic malignancies, with approximately 50% of all cases occurring in women older than 63 years. This trial is expected to commence after the IND has been cleared by the FDA, which we currently anticipate being in 2021.

Our DNAbilize® technology-based products are available for out-licensing or partnering. We intend to apply our drug delivery technology template to new disease-causing protein targets to develop new nanoparticle antisense RNAi drug candidates. We have a new product identification template in place to define a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. As we expand, we will look at indications where a systemic delivery is needed and antisense RNAi nanoparticles can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On September 25, 2019, we announced that the United States Patent and Trademark Office (“USPTO”) issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. On October 22, 2020 we announced that the USPTO issued a Notice of Allowance for U.S. Patent Application No. 16/333,221 entitled “Combination Therapy with Liposomal Antisense Oligonucleotides.” On February 10, 2021, we announced that the USPTO granted U.S. Patent No. 10,898,506 titled, “P-ethoxy nucleic acids for liposomal formulation.” The new patent builds on earlier patents granted that protect the platform technology for DNAbilize®, the Company’s novel RNAi nanoparticle drugs. The new patent is the third patent in our family of platform intellectual property and offers expanded defense of our DNAbilize® platform technology. In addition, the USPTO has mailed an Issue Notification for a patent related to the Company’s lead product candidate, prexigebersen, in combination with either a cytidine analogue, such as decitabine, or the Bcr-Abl tyrosine kinase inhibitors dasatinib and nilotinib. This patent was issued as U.S. Patent No. 10,927,379 on February 23, 2021. The patent will offer target-specific protection for on-going clinical trials using prexigebersen in combination with decitabine as a treatment for AML. We continue our efforts to build protection around our technology as it safeguards our platform technology and target-specific technology, is a deterrent to would-be competitors and creates value around our core competencies.

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

Our pipeline for development of antisense therapeutics is set forth in Figure 1 below:

Figure 1. Bio-Path Pipeline for Development of Therapeutics

* Received orphan drug designation from the U.S. FDA and from the European Medicines Agency (EMA) for AML

Our basic drug development concept is to block expression of proteins associated with disease. Messenger RNA (mRNA) is essential in the process of creating proteins. We have developed DNAbilize® nanoparticle drug delivery systems to deliver short strands of antisense DNA drugs to cells and block the production of proteins associated with disease progression (Figure 2).

Figure 2.

Antisense DNA therapeutics is the field of designing short DNA sequences that are complementary to a mRNA for a protein of interest with the intention of inhibiting the production of the targeted protein. The DNA will find the matching RNA and form a complex. The complexed RNA will not have access to the protein-making machinery, which prevents the cell from translating it into a protein. Thus, protein production is turned off and levels of the targeted protein are reduced in the cell. This gene-specific process of controlling protein expression has led to great interest in using antisense DNA to shut off the production of proteins involved in disease. Antisense therapeutics have been in development for over 20 years. However, challenges to antisense therapeutics, such as instability of antisense drugs inside of the body and inefficient delivery of antisense to disease cells, have thawed antisense therapeutic potential.

We believe our DNAbilize® technology, which is the combination of the protected P-ethoxy antisense DNA backbone with the neutral liposome nanoparticle, is the ideal approach for antisense DNA therapeutics because it overcomes the challenges associated with both antisense stability and intracellular delivery. The P-ethoxy modification used in our DNAbilize® technology is completely sulfur free. We avoid using sulfur-containing antisense because it has been associated with causing liver toxicity and life-threatening bleeding and clotting complications. We prefer neutral lipids to cationic lipids for intracellular delivery because encapsulating the antisense DNA inside a neutral charged lipid bilayer facilitates the delivery and transfer of DNA into the cell to be fluid and gentle. While many companies have focused research on either the DNA stabilization problem or the lipid delivery problem, we are not aware of any company that has developed improvements in both areas. DNAbilize® is truly a stand-alone platform because, as demonstrated by our published preclinical studies, it allows for high doses of drug products to be delivered throughout the entire body while minimizing toxicity. This allows our research and development efforts to focus on drug targets rather than on indications because the DNAbilize® system should not be limited in what types of indications it can treat. As such, we believe that DNAbilize® represents the first ever antisense therapeutic approach that can successfully treat hematological and systemic diseases.

Because of our unique ability to address unmet needs in hematological malignancies, our lead drug candidates focus on cancers of the blood and lymph. Our lead drug candidate, prexigebersen, targets the protein Grb2, a bridging protein between activated and mutated cellular kinases and the proteins involved in cell propagation, and in particular, the Ras protein. When mutations occur that activate these kinases, the cell propagates uncontrollably, via Grb2, and this results in disease progression. Inhibition of Grb2 interrupts this pathway and shuts off propagation signals.

The efficacy of prexigebersen in combination with standard of care therapies is being evaluated in a Phase 2 clinical trial for AML patients. The multi-site trial is being conducted at leading cancer centers, including Weill Medical College of Cornell University, Baylor Scott &White Health, The University of Kansas, New Jersey Hematology Oncology Associates, West Virginia University/Mary Babb Randolph Cancer Center and MD Anderson.

Our second drug candidate, BP1002, targets the protein Bcl-2. Bcl-2 is an anti-apoptotic member of the Bcl-2 family of proteins that regulate cell death. Overexpression of Bcl-2 results in deregulated cell survival in cancer cells, thus reducing their sensitivity to many of the drugs currently used in the clinic, which mediate their therapeutic effects (at least in part) through the activation of the Bcl-2-regulated apoptotic pathway. The Phase 1 clinical trial will evaluate the safety of BP1002 in refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is being conducted at several leading cancer centers, including MD Anderson, the Georgia Cancer Center and the Sarah Cannon Research Institute.

The intended indications of our two other drug candidates, prexigebersen-A and BP1003, are in solid tumors. Safety and efficacy of prexigebersen-A in combination with paclitaxel will be investigated in patients with recurrent ovarian or endometrial cancer. Safety and efficacy of BP1003 in combination with gemcitabine will be investigated in patients with refractory, metastatic pancreatic cancer.

Strategy

Our strategy is to develop our lead candidates, prexigebersen, prexigebersen-A, BP1002 and BP1003, for multiple indications where the pathways involving Grb2, Bcl-2 and STAT3, respectively, are utilized to promote cancer growth, survival, angiogenesis and tumor surveillance evasion. Using DNAbilize® technology, we plan to develop therapeutics to a wide range of diseases and disorders independently and in partnership with others. The key elements of our strategy include:

(1)	Develop prexigebersen for treatment of AML and MDS in combination therapies. The efficacy of prexigebersen, our first drug candidate, is being assessed in a Phase 2 study in three cohorts of AML patients. The first cohort enrolls untreated AML patients, and the second cohort enrolls relapsed/refractory AML patients. Both the first and the second patient cohorts will be treated with the triple combination of prexigebersen, decitabine and venetoclax. The third patient cohort, which enrolls relapsed/refractory AML patients who are venetoclax-resistant or -intolerant, will be treated with the two-drug combination of prexigebersen and decitabine. The Company expects to design a clinical trial in the future evaluating MDS patients with prexigebersen.

(2)	Develop prexigebersen-A for treatment of solid tumors. Preclinical studies demonstrating that prexigebersen-A enhances the efficacy of paclitaxel (a standard of care) in ovarian and endometrial cancer models have been published in the scientific journal Oncotarget in July 2020. In late 2019, we filed an IND application to initiate a Phase 1 clinical trial of prexigebersen-A in patients with recurrent solid tumors. This trial is expected to commence after the IND has been cleared by the FDA, which we currently anticipate being in 2021, at several leading cancer centers and will evaluate the safety of prexigebersen-A in these patients. Assuming positive Phase 1 results, we expect that we would advance to a Phase 1b clinical trial of prexigebersen-A in combination with paclitaxel in patients with recurrent ovarian or endometrial cancer.

(3)	Develop BP1002 for lymphoma and CLL. The safety, pharmacokinetics and efficacy of BP1002, our second drug candidate, is being evaluated in a Phase 1 clinical trial in refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is being conducted at several leading cancer centers, including MD Anderson, the Georgia Cancer Center and the Sarah Cannon Research Institute and is now open for enrollment. On November 19, 2020, we announced the enrollment and dosing of the first study patient.

(4)	Develop BP1002 for AML patients who have relapsed from venetoclax. The Bcl-2 inhibitor venetoclax is used in frontline combination therapies to treat elderly AML patients; however, venetoclax resistance has been observed. A recent study found that AML patients who had relapsed from frontline venetoclax-based treatment had a very poor prognosis, with a median survival of less than 3 months. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. Preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant cells. Bio-Path's goal is to file an IND in mid-2021 for a Phase 1/1b study of BP1002 in combination with decitabine in AML patients who have relapsed from venetoclax-based treatment.

(5)	Develop BP1003 for pancreatic cancer, NSCLC and AML. Our third drug candidate, BP1003, targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, NSCLC and AML. Bio-Path expects to complete several IND enabling studies of BP1003 in 2021. If those studies are successful, Bio-Path's goal is to file an IND in late 2021 for the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors. Assuming positive Phase 1 results, we expect that we would advance to a Phase 1b clinical trial of BP1003 in combination with gemcitabine in patients with refractory, metastatic pancreatic cancer.

(6)	Expand DNAbilize® to evaluate targets beyond cancer. We plan to apply the DNAbilize® delivery technology template to new protein targets that meet scientific, preclinical and commercial criteria and file new patents on these targets. We expect that these efforts will include collaboration with scientific key opinion leaders in the field of study and include developing drug candidates for diseases other than cancer. On September 25, 2019, we announced that the USPTO issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. On October 22, 2020, we announced that the USPTO issued a Notice of Allowance for U.S. Patent Application No. 16/333,221 entitled “Combination Therapy with Liposomal Antisense Oligonucleotides.” Additionally, on February 10, 2021, we announced that the USPTO granted U.S. Patent No. 10,898,506 titled, “P-ethoxy nucleic acids for liposomal formulation.” The new patent builds on earlier patents granted that protect the platform technology for DNAbilize®, the Company’s novel RNAi nanoparticle drugs. The new patent is the third patent in our family of platform intellectual property and offers expanded defense of our DNAbilize® platform technology.

(7)	Establish DNAbilize® as the antisense drug delivery method of choice by forming partnerships with pharmaceutical and academic clinical research labs. We plan to utilize our business and scientific expertise to identify potential partners and initiate a wide-ranging, proactive licensing program that will include co-development of specific liposomal antisense drug candidates, licensing the delivery template for outside development of one or more liposomal antisense drug candidates or an out-license of a partially developed drug for final development and marketing.

Overview of Drug Candidates

The historical perspective of cancer treatments has been the use of drugs that affect the entire body. Advances in the past decade have shifted to treating the tumor tissue itself. One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease-causing proteins while having little or no effect on other healthy tissue. We believe that nucleic acid drug products, specifically antisense, are a promising field of targeted therapy. Development of antisense as cancer drugs, however, has been limited by the lack of a suitable method to deliver antisense drugs to cancer cells with high uptake into the cancer cells without causing toxicity to non-cancer cells. Our currently licensed DNAbilize® neutral-lipid based liposome technology is designed to overcome these limitations. We have published preclinical studies demonstrating that our DNAbilize® technology could efficiently deliver antisense therapeutics to mouse models of hematological malignancies and solid tumors, decrease target proteins production and suppress tumor progression. In addition, to date, no adverse effects attributed to the study drugs have been observed in our leukemia and lymphoma clinical trials.

PREXIGEBERSEN

Prexigebersen is targeted at the protein Grb2. Antisense inhibition of Grb2 interrupts the signals between mutated and activated receptors that connect to a well-known cancer associated switch called Ras protein. Inhibition of Grb2 suppresses cancer cells propagation and does not result in adverse events typically observed with receptor inhibitors or Ras pathway inhibitors. We believe that prexigebersen has the potential to be an ideal combination for any number of cancer therapeutics where the Ras pathway is aberrantly activated and patient fitness is a major concern, such as in AML.

Indications for Acute Myeloid Leukemia (AML), Myelodysplastic Syndrome (MDS)

AML - Background and Common Treatments. AML is the rapid accumulation of immature myeloid cells in the blood, resulting in a drop of the other cell types such as red blood cells and platelets. The expansion of immature monocytes leaves the patient unable to fight infection. If AML is left untreated, it usually results in death within three months. AML incidence increases with age, with more than 50% of the cases in people age 60 or older. AML is the most common acute leukemia in adults, and the National Cancer Institute estimates that approximately 20,000 new cases occur each year (Figure 3). The cure rate is between 5 to 15% in older adults, and those who cannot receive the standard course of chemotherapy have an average survival rate of five to ten months. Prior to venetoclax approval, the frontline low-intensity therapies for elderly AML patients were LDAC, decitabine or azacytidine (the latter two drugs are DNA hypomethylating agents). The FDA recently granted approval of venetoclax (a Bcl-2 inhibitor) for the newly diagnosed AML patients aged 75 years and older or adults who cannot be treated with intensive induction chemotherapy. Venetoclax is used in combination with LDAC, decitabine or azacytidine. Mutation in the Bcl-2 binding domain, which reduces venetoclax’s ability to bind to Bcl-2, has been linked with venetoclax resistance in CLL patients. Such venetoclax resistance may also occur in AML patients. AML remains an area of high unmet need for both the relapsed and the de novo elderly population who are typically ineligible for induction therapy.

Figure 3. Basic Statistics for AML

MDS - Background and Common Treatments. MDS is a bone marrow disease, characterized by a reduced number of mature blood cells. MDS is diagnosed in about 15,000 people in the United States (“U.S.”) yearly. MDS patients are stratified into different risk groups. Higher risk MDS patients have a survival of less than two years and, if untreated, can evolve into secondary AML. Secondary AML patients are often older and treated with DNA hypomethylating agents. Higher risk MDS and secondary AML patients who have progressed from DNA hypomethylating agents have very poor prognosis. Novel treatment strategies for these patients are needed. The Company expects to design a clinical trial in the future evaluating MDS patients with prexigebersen.

Prexigebersen Development and Treatment for Leukemia. The safety, pharmacokinetics, and efficacy of our lead DNAbilize® antisense drug candidate, prexigebersen, was assessed in patients having AML, CML, MDS or ALL in a Phase 1 trial. The Phase 1 clinical trial was a dose-escalating study to determine the safety and tolerability of escalating doses of prexigebersen. Additionally, the pharmacokinetics and anti-leukemic effects, including down-regulation of the target Grb2 protein in patient samples, of the drug candidate were determined. Results of the clinical study were published in the scientific journal Lancet Haematology in 2018.

Phase 1 Clinical Trial

Two new assays to provide scientific proof of concept of the delivery technology were developed in the Phase 1 clinical trial. The first assay involved a method to measure down-regulation of the target protein in a patient blood sample that was achieved. The measurement provided critical proof that DNAbilize® neutral liposome delivery technology delivered the drug substance to the cell and was able to transport it across the cell membrane into the interior to block cellular production of the Grb2 protein. The second assay involved a novel detection method for the drug substance in blood samples to assess the pharmacokinetics of the drug.

In August 2013, we announced that our DNAbilize® liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with our drug candidate prexigebersen inhibits the Grb2 disease-causing target protein in patients with blood cancers (Figure 4). Inhibition of the disease-causing protein has the effect of down regulating the disease. This will allow for prexigebersen to be used potentially in combination with current frontline treatments. This discovery also points to the potential use of a liposomal antisense treatment as a standalone treatment to transform and manage a disease that has a disease-causing protein as a chronic disorder. This accomplishment is a potentially significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and deliver the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principle for DNAbilize® may lead to licensing and business development opportunities, supporting our business model.

Inhibition of Target Grb2 Protein

•	Grb2 levels were compared to baseline prior to treatment.

•	By end of treatment, prexigebersen decreased Grb2 in 10 out of 12 samples (83%) tested (average reduction 50%).

•	Phosphorylated ERK (pERK, extracellular signal related kinase), a protein downstream of the Ras protein, was decreased in 58% of samples.

Figure 4. Grb2 Protein and Downstream pERK are

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

A Phase 1 clinical trial is typically ended when a maximum tolerated dose (“MTD”) is encountered. However, due to the lack of toxicity of prexigebersen, a MTD was not observed. Lack of toxicity is a major advantage for the drug candidate prexigebersen since it allows higher levels of drug to be administered to the patient, increasing the potential therapeutic benefit. During the Phase 1 trial, 80% of the evaluable patients had refractory/relapsed AML, having failed at least 6 prior therapies. In our study, 83% of patients showed decreased circulating blasts and anti-leukemic activity and eight patients stabilized for extended treatments.

Phase 2 Clinical Trials

On February 9, 2015, we announced that we began enrollment into the combination therapy Phase 1b clinical trial for prexigebersen in patients with AML. The combination therapy Phase 1b clinical trial consisted of two dosing cohorts of prexigebersen (60 mg/m2 and 90 mg/m2) to test the safety profile of treating AML patients with prexigebersen in combination with LDAC. Patients ineligible for intensive induction therapy are currently treated with LDAC.

An important outcome of the Phase 1b clinical trial was the ability to assess the pharmacokinetics of the drug. On June 6, 2016, we announced that no dose limiting toxicities were observed in patients treated with the combination therapy of prexigebersen and LDAC. Of the six evaluable patients from the Phase 1b clinical trial, four patients completed more than two cycles of treatment, three patients achieved CR and two patients had over 50% decrease in bone marrow blast counts (Figure 5). Pharmacokinetics of prexigebersen demonstrated a half-life at 60 mg/m2 of 30 hours, significantly better than the 90 mg/m2 dose. The final analysis of these data, along with the demonstrated reductions in bone marrow blasts, suggested that 60 mg/m2 is the appropriate dose for use in the Phase 2 trial.

Figure 5. Five out of six patients in cohorts 7 and 8 receiving the combination prexigebersen + LDAC have greater than 50% decrease in bone marrow blasts

A summary of the clinical trial results for the Phase 1 monotherapy for indications of AML, CML, MDS and ALL, and Phase 1b combination therapy for prexigebersen for indications of AML is shown in Figure 6 below. The first six cohorts, patients 001 to 034, were treated in the Phase 1 clinical trial using prexigebersen as a monotherapy. The seventh cohort, patients 035, 037 and 038, were treated in our Phase 1b clinical trial evaluating the combination therapy of 60 mg/m2 prexigebersen. The eighth cohort, patients 039, 040 and 041, were treated with combination therapy of 90 mg/m2.

Figure 6. Summary Cohorts 1-8 Prexigebersen Clinical Trial Phase 1 and 1B

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

Nadir: the lowest point, Off-TX: off treatment, No: no reduction in blasts, DLT: dose limiting toxicity, PD: progressive disease, NE: not enough sample to evaluate, ND: not done, CR: complete remission with incomplete hematologic recovery, CR: complete remission, SD: stable disease

Results from the Phase 1b clinical trial demonstrated it is safe to add prexigebersen to LDAC, which appears to yield better response rates in this AML patient population. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase 2 trial was dosed. The full trial design includes approximately 54 evaluable patients with an interim analysis to be performed after 19 patients are treated with the combination. The multi-site trial was conducted at leading cancer centers, among them are Weill Medical College of Cornell University, Baylor Scott & White Health, The University of Kansas, New Jersey Hematology Oncology Associates, West Virginia University/Mary Babb Randolph Cancer Center, and MD Anderson.

Thirty-three patients were pre-screened for the efficacy portion of the Phase 2 prexigebersen + LDAC combination study. Thirty patients were enrolled and 17 patients were deemed evaluable. The interim data that we released on March 6, 2019 showed that 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved CR, including one CRi and one morphologic leukemia free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. The efficacy data from the 17 evaluable patients was very favorable compared to the reported CR, CRp and CRi rates of 7 to 13% with LDAC treatment alone. Importantly, through investigation by the principal investigators, it was observed that 68% of patients were secondary AML patients, a difficult class to treat.

Results to date have shown prexigebersen, with its efficacy and excellent safety profile, to be an effective combination candidate with frontline therapy. However, DNA hypomethylating agents are now the most frequently used agents in the treatment of elderly AML patients in the U.S. and Europe. As a result, we amended Stage 2 of the Phase 2 trial in AML to remove the combination treatment of prexigebersen and LDAC and replace it with the combination treatment of prexigebersen and decitabine. Since decitabine is also used as a treatment for relapsed/refractory AML patients, a cohort of relapsed/refractory AML patients was also added to the study.

We believe the recent approval of the frontline venetoclax and decitabine combination therapy provides an opportunity for combining prexigebersen with the combination therapy for the treatment of de novo AML patients. Preclinical testing of prexigebersen with venetoclax and decitabine demonstrated the potential to enhance efficacy of the frontline treatment combination. The triple combination of prexigebersen, venetoclax and decitabine showed significant improvement in decreasing the viability of three of the four AML cell lines tested. Bio-Path’s approved amended Stage 2 for this Phase 2 clinical trial has three cohorts of patients. The first two cohorts will treat patients with the triple combination of prexigebersen, decitabine and venetoclax with the first cohort including untreated AML patients and the second cohort including relapsed/refractory AML patients. Finally, the third cohort will treat relapsed/refractory AML patients who are venetoclax-resistant or -intolerant with the two-drug combination of prexigebersen and decitabine.

The first step in establishing the amended Stage 2 of the Phase 2 trial in AML was demonstrating the safety of treating patients with the two-drug combination of prexigebersen and decitabine, which was reported in November 2019. The safety segment of Stage 2 of the Phase 2 clinical trial comprised six evaluable patients who were treated with the combination of prexigebersen and decitabine. Although the treatment combination of prexigebersen and decitabine is not the treatment planned for the efficacy evaluation of Stage 2 of the Phase 2 clinical trial, the efficacy profile in this safety segment of the study was encouraging with 50% of patients having a response, including two complete responses (33%) with incomplete hematologic recovery and one patient (17%) showing partial response. For reference, in this class of AML patients, the complete response rate to treatment with decitabine alone is approximately 20%.

Importantly, results from patients who were previously treated with the two-drug combination of prexigebersen and decitabine prior to the amendment to Stage 2 of the Phase 2 trial in AML and who meet the criteria for enrollment in the third cohort of the amended Stage 2 of the Phase 2 trial in AML can be included in the third cohort results. This represents a beneficial head-start in the third cohort enrollment. This third cohort represents a significant, unmet opportunity in clinical treatment, as options are limited for AML patients who fail frontline therapy.

On August 13, 2020, we announced the enrollment and dosing of the first patient in the amended Stage 2 of the Phase 2 clinical study. This patient was in the relapsed/refractory cohort and treated with the triple combination of prexigebersen, decitabine and venetoclax. Additionally, the first six evaluable patients in the amended Stage 2 of the Phase 2 trial in AML have now been treated with the triple combination of prexigebersen, decitabine and venetoclax to test the safety of this treatment combination. Pending safety review, the dosing of the triplet combination will continue as planned.

Development of new therapeutics for AML can meet currently unmet needs for patients who have very few treatment options due to age, fitness or treatment-resistance of advanced genetically unstable cells. Elderly patients unfit to receive a stem cell transplant or induction therapy face a likelihood of relapse to a more resistant leukemia. Prexigebersen and DNAbilize® technology offer new hope for achieving remission for fragile populations. We believe that the combination of prexigebersen with frontline chemotherapy can provide a way to treat cancer without added toxicity so that the patient can remain under treatment long enough to reach complete remission.

PREXIGEBERSEN-A

Data supports a prominent role of Grb2 in the progression of solid tumors, and overexpression of Grb2 has been associated with chemosensitivity, poor prognosis and advanced disease in several malignancies including gynecologic malignancies.

Indications for Solid Tumors (e.g., Ovary, Endometrium)

Ovarian cancer is one of the most common type of gynecologic malignancies, with 50% of all cases occurring in women older than 63 years. It is the fifth most frequent cause of cancer death in women. In the U.S., 21,750 new cases of and 13,940 deaths from ovarian cancer were expected in 2020. Around 70% of patients diagnosed with ovarian cancer will have a recurrence. Recurrent ovarian cancer is treatable but rarely curable. The average duration of survival after recurrence of ovarian cancer is less than 2 years. The 5-year survival rate for patients with recurrent ovarian cancer following standard salvage chemotherapy treatment is less than 10%. Given the poor outcomes of treatment for ovarian cancer, novel drug treatments are urgently needed.

Endometrial cancer is the most common gynecologic malignancy in the U.S. In the U.S., 65,620 new cases of and 12,590 deaths from endometrial cancer were expected in 2020. The majority of cases are diagnosed at an early stage and are amenable to treatment with surgery alone. However, approximately 50% of advanced stage endometrial cancers will recur. Recurrent endometrial cancer is incurable with currently available standard therapies. The median survival for patients with recurrent endometrial carcinoma hardly exceeds 12 months. Novel drug treatments for recurrent endometrial carcinoma are urgently needed.

Development and Treatment for ovarian and endometrial cancer

Grb2 may be a novel potential therapeutic target for ovarian and endometrial cancer, and prexigebersen-A may provide clinical benefit against these gynecologic malignancies. Preclinical experiments were conducted in collaboration with leaders in the field of ovarian cancer at MD Anderson. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. Prexigebersen-A effectively penetrated ovarian tumors and decreased target Grb2 protein level in preclinical ovarian tumor models. Prexigebersen-A was demonstrated to reduce tumor burden both as a monotherapy and in combination with paclitaxel, a therapy commonly used to treat patients with advanced ovarian or endometrial cancer. In late 2019, we filed an IND application to initiate a Phase 1 clinical trial of prexigebersen-A in patients with advanced or recurrent solid tumors. This trial is expected to commence after the IND has been cleared by the FDA, which we currently anticipate being in 2021, at several leading cancer centers and will evaluate the safety of prexigebersen-A in these patients. Assuming positive Phase 1 results, we expect that we would advance to a Phase 1b clinical trial of prexigebersen-A in combination with paclitaxel in patients with recurrent ovarian or endometrial tumors.

Indications for Triple Negative Breast Cancer (TNBC) and Inflammatory Breast Cancer (IBC)

TNBC and IBC - Background and Common Treatments. Approximately 15 to 20% of breast cancers fall into the category of triple-negative. TNBC tumors do not express estrogen receptors, progesterone receptors, and low human epidermal growth factor receptor 2 (HER2). These negative indicators mean that the growth of the cancer is not supported by the hormones estrogen and progesterone, or by the presence of HER2 receptors. Therefore, TNBC does not respond to hormonal therapy or therapies that target HER2 receptors. In addition, TNBC tumors are very aggressive. IBC is a rare and very aggressive type of breast cancer that accounts for 2 to 5% of all breast cancers. A lack of targeted treatments for these types of breast cancer has led to development of new therapeutics currently in clinical trials. Overexpression of receptor tyrosine kinases has been reported for TNBC and IBC. Since Grb2 is vital in the cancer signaling of receptor tyrosine kinases, the Company and collaborators at MD Anderson are interested in developing prexigebersen-A as a potential treatment for TNBC and IBC.

BP1002

BP1002, also known by its scientific name as Liposomal Bcl-2, is our second liposome delivered antisense drug candidate. BP1002 is intended to target the lymphoma, CLL and certain solid tumor markets. We believe that BP1002 has the potential to treat 40 to 60% of solid tumors.

Bcl-2 is a protein that is involved in regulating apoptosis, or programmed cell death. Apoptosis is a physiologic mechanism of cell turnover by which cells actively commit suicide in response to aberrant external signals. Over-expression of Bcl-2 prevents the induction of apoptosis in response to cellular insults such as treatment with chemotherapeutic agents. Bcl-2 is over-expressed in more than 90% of follicular lymphoma (FL) due to a chromosomal rearrangement and is the key factor in the initiation of this malignancy. Bcl-2 was also found to contribute to the pathophysiology of other lymphomas, such as CLL, mantle cell lymphoma, Waldenströms macroglobulinemia and double-hit diffused large B-cell lymphoma, all of which are subtypes of non-Hodgkin’s lymphoma (NHL).

Non-Hodgkin’s Lymphoma - Background and Common Treatments. Lymphoma can start anywhere in the body where lymph tissue is found. The major sites of lymph tissue are lymph nodes, bone marrow, spleen, thymus, adenoids and tonsils and the digestive tract. NHL is a term used for many different types of lymphoma that share some common characteristics. In the U.S., approximately 77,240 new cases of and 19,940 deaths from NHL were expected in 2020 (Figure 7). Approximately 40% of NHLs are indolent lymphomas and approximately 60% are more aggressive lymphomas. Indolent lymphomas grow and spread slowly. Some indolent lymphomas might not need to be treated right away but can be monitored closely instead. On the other hand, aggressive lymphomas usually need to be treated right away, as they grow and can spread quickly to other parts of the lymph system or to other parts of the body, such as the liver, brain or bone marrow.

Figure 7. Basic statistics of Non-Hodgkin’s Lymphoma

BP1002 - Development and Treatment for lymphoma. On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for refractory/relapsed patients with NHL (including CLL, mantle cell lymphoma, Waldenströms macroglobulinemia, diffused large B-cell lymphoma, peripheral T-cell lymphoma, cutaneous T-cell lymphoma, and marginal zone lymphoma) and Hodgkin’s lymphoma.

Therapies that directly and specifically block or inhibit protein synthesis of Bcl-2 could be transformative for NHL. Previous attempts at a Bcl-2 antisense by Genta Inc. and ProNAi failed to show an improvement in remission or overall survival rates. The Genta antisense was a phosphorothioate DNA with dose-limiting toxicity and it also did not have a lipid delivery mechanism to aid in prevention of clearance by the liver, reducing the levels of antisense reaching diseased cells. The ProNAi antisense was administered with an anionic, pH-tunable liposome. The drug was tolerable but its low response rate in DLBCL patients in a Phase 2 study prompted the company to discontinue further clinical development. We believe that BP1002 overcomes the failures of previous antisense attempts at inhibiting Bcl-2. With BP1002, more drug substance can reach the lymphoma cells so that the cancer cells can be treated with a safe and therapeutically relevant dose. The small molecule Bcl-2 inhibitor venetoclax was approved by the FDA in June 2018 for the treatment of patients with CLL and SLL who have received at least one prior therapy. In May 2019, the FDA approved venetoclax in combination with obinutuzumab for the treatment of adult CLL and SLL patients with previously untreated disease. However, treatment with venetoclax can lead to the development of drug resistance, resulting in disease recurrence. One of the proposed mechanisms of venetoclax resistance is an acquired mutation in Bcl-2, which reduces venetoclax’s ability to bind and inhibit Bcl-2. Because BP1002 activity is based on blocking the Bcl-2 messenger RNA and BP1002 targets Bcl-2 at a site different from venetoclax, we expect BP1002 to overcome such venetoclax resistance mechanism and be an effective approach for patients who have relapsed from venetoclax. We believe BP1002 provides a new tool for cancer treatment for not just lymphomas, but also many cancers for which Bcl-2 expression is driving cell survival. The introduction of a new, non-toxic, and specific Bcl-2 inhibitor could be a major advance in cancer therapeutics.

On November 21, 2019 we announced that the FDA cleared an IND application for BP1002. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is being conducted at several leading cancer centers, including MD Anderson, the Georgia Cancer Center and the Sarah Cannon Research Institute and is now open for enrollment. Initially, a total of six evaluable patients are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design, with a starting dose of 20 mg/m2. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days.

BP1003

BP1003 is our third liposome delivered antisense drug candidate. BP1003 is a DNAbilize® RNAi nanoparticle containing antisense DNA targeting STAT3, whose elevated expression/activity is associated with a poorer survival outcome for patients with solid tumors, including those of gastric cancer, lung cancer, hepatic cancer, osteosarcoma, prostate cancer and pancreatic adenocarcinoma (PDAC). We believe that a therapeutic that shuts down the STAT3 protein can have significant clinical impact for solid tumors that have elevated expression/activity of STAT3.

Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. PDAC is a cancer of the exocrine cells of the pancreas. In the U.S. in 2020, approximately 57,600 people were diagnosed with PDAC, and approximately 47,050 (82%) died from the disease. It is estimated that less than 10% of PDAC patients survive beyond 5 years, and it is projected that by 2030, PDAC will become the second most lethal cancer behind lung cancer. Treatment of the disease is hampered by the location of the pancreas, which is difficult to reach with conventional therapies and the fibrotic nature of the tumors, which protects them from penetration by chemotherapeutics. We believe a novel and unconventional therapeutic is needed to overcome these barriers to treatment.

While competition for therapeutics that target the STAT3 pathway exist, the competition for specific STAT3 inhibitors is very small. Many peptides designed to bind to STAT3 suffered from poor intrinsic pharmacokinetic properties, including poor cellular permeability and lack of stability in vivo, which curtailed their further development. Even second-generation peptidomimetics have failed to overcome these limitations. Most compounds under development target the pathway upstream of STAT3, such as the JAK2 kinase. However, lack of efficacy of the JAK2 kinase inhibitors was observed in PDAC clinical studies. Ionis Pharmaceuticals, Inc. has developed an antisense DNA-based STAT3 inhibitor called IONIS-STAT3-2.5Rx. It is being evaluated in clinical trials by AstraZeneca under the name AZD9150 for solid tumors and NHL. However, due to the toxicity of the DNA chemistry, thrombocytopenia continues to limit the systemic delivery and efficacy of such compounds for the treatment of cancer. We believe BP1003 avoids these complications.

We hypothesized that the natural lipid delivery vesicle would have unique characteristics that would allow for penetration of the fibrotic stroma to reach the PDAC cells. An abstract of the preclinical study was presented in the 2019 American Association for Cancer Research Annual Meeting. Our preclinical work demonstrated that BP1003 was successful in crossing the scar tissue matrix and delivering antisense drug into the tumor tissue. Subsequent studies evaluating the combination of BP1003 with gemcitabine, a standard of care for PDAC patients with metastatic disease, suggest that the regimen has synergistic anti-tumor effects. We expect to complete several IND enabling studies of BP1003 in 2021. If those studies are successful, our goal is to file an IND in late 2021 for the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors. Assuming positive Phase 1 results, we expect that we would advance to a Phase 1b clinical trial of BP1003 in combination with gemcitabine in patients with refractory metastatic pancreatic cancer.

We believe that the excellent safety profile of the DNAbilize® chemistry, the novel lipid formula that allows for penetration of the tumor stroma, and the ability to target a single protein with precision, makes BP1003 an ideal candidate for combination with approved treatments to extend survival while maintaining quality of life for the patient.

DNAbilize®

DNAbilize® technology is available for out-licensing. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new liposomal antisense drug candidates. A new product identification template was recently approved that defines a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. A significant amount of capital is expected to be allocated to in-license promising protein targets that can be developed as new liposomal antisense drug candidates. As we expand, we will look at indications where a systemic delivery is needed and antisense can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On September 25, 2019, we announced that the USPTO issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. This is the second patent issued to the Company. On October 22, 2020, we announced that the USPTO issued a Notice of Allowance for U.S. Patent Application No. 16/333,221 entitled “Combination Therapy with Liposomal Antisense Oligonucleotides.” Additionally, on February 10, 2021, we announced that the USPTO granted U.S. Patent No. 10,898,506 titled, “P-ethoxy nucleic acids for liposomal formulation.” The new patent builds on earlier patents granted that protect the platform technology for DNAbilize®, the Company’s novel RNAi nanoparticle drugs.

We are interested in pursuing a wide-ranging, proactive licensing program to include co-development of specific liposomal antisense drug candidates, sub-licensing our delivery template for outside development of liposomal antisense drug candidates or out-licensing a partially-developed drug candidate for final development and marketing.

Research and Development

Our research and development expense primarily consists of third-party clinical, preclinical and manufacturing development activities, salaries and benefits expense and stock-based compensation. As we advance and expand our pipeline of drug candidates, we anticipate our research and development expenses will continue to increase in conjunction with these activities. Research and development expenses incurred during the years ended December 31, 2020 and 2019 were $6.6 million and $4.6 million, respectively.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. Accordingly, we have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with third-party manufacturers for the manufacture of our drug requirements, including agreements for the manufacture of prexigebersen for use in our Phase 2 clinical trial in AML, as well as agreements for the manufacture of BP1002, BP1003 and prexigebersen-A for use in our Phase 1 clinical trials. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, as discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K under the heading “Risks Related to Manufacturing Our Drug Candidates.” If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of such approved drug candidates. However, we may in the future elect to manufacture certain of our drug candidates in our own manufacturing facilities. If we do so, we will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

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

We have expanded our intellectual property portfolio by filing patent applications that are applicable to our technology and business strategy. We announced on September 25, 2019 that the USPTO issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. Additionally, on February 10, 2021, we announced that the USPTO granted U.S. Patent No. 10,898,506 titled, “P-ethoxy nucleic acids for liposomal formulation.” The new patent builds on earlier patents granted that protect the platform technology for DNAbilize®, the Company’s novel RNAi nanoparticle drugs. Our patent portfolio currently includes three issued patents (No. 9,744,187, No. 10,335,428 and No. 10,898,506) in the U.S. for claims related to DNAbilize®, as well as four additional pending patents for composition and methods of use of specific drug targets. We announced on October 22, 2020 that the USPTO issued a Notice of Allowance for U.S. Patent Application No. 16/333,221 entitled “Combination Therapy with Liposomal Antisense Oligonucleotides.” There can be no assurances that patents related to our existing patent applications or applications we may file in the future will be issued or that any issued patents will provide meaningful protection for our drug candidates, which could materially and adversely affect our competitive business position, business prospects and financial condition.

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

Employees

We currently employ ten full-time employees. We also have contractual relationships with additional professionals who perform certain medical officer, regulatory, drug development and administrative duties. We believe relations with such professionals and employees are good.

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

In April 2015 and October 2016, prexigebersen received orphan drug designations for AML in the U.S. from the FDA and in the E.U. from the EMA, respectively. Orphan designation is available in the U.S. to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the U.S. at the time of application for orphan designation. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan designation qualifies the sponsor of the product for a tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the U.S. for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, the approved orphan drug, even though for the same indication, may also obtain approval in the U.S. during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. To receive orphan drug designation from the EMA, a therapy must be intended for the treatment of a life-threatening or chronically debilitating rare condition with a prevalence of less than five in 10,000 in the E.U. Orphan drug designation provides incentives designed to facilitate development, including fee reductions for protocol assistance, scientific advice and importantly, may provide up to ten years of market exclusivity in the E.U. following product approval.

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

ITEM 1A. RISK FACTORS

Risk Factor Summary

We are providing the following summary of the risk factors disclosed in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the risk factors disclosed in this Form 10-K in their entirety for additional information regarding the material factors that make an investment in the Company speculative or risky.

•	The COVID-19 pandemic could adversely impact our business, including our clinical trials.

•	We are a clinical stage biotechnology company with no significant revenue. We have incurred significant operating losses since our inception, and we expect to incur losses for the foreseeable future and may never achieve profitability.

•	We will continue to require substantial additional capital for the foreseeable future. If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our drug development programs and commercialization efforts.

•	The pharmaceutical and biotechnology industry is highly competitive. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

•	Future collaboration arrangements to leverage our capabilities may not be successful.

•	If we are unable to attract and retain key management, scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.

•	Our employees, agents, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with applicable regulatory standards and requirements.

•	We expect to expand our operations, including clinical trials, in the future and may face challenges in managing our growth, which may result in disruptions to our operations.

•	If we acquire or license technologies, resources or drug candidates, we will incur a variety of costs and may never realize benefits from the transaction.

•	Our business has a substantial risk of product liability claims. If we are unable to obtain or maintain appropriate levels of insurance, a product liability claim could adversely affect our business.

•	We are increasingly dependent on information technology systems to operate our business and a cyber-attack or other breach of our systems, or those of third parties on whom we may rely, could subject us to liability or interrupt the operation of our business.

•	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

•	Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.

•	We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology that may be similar to ours. If these companies develop technologies, including delivery technologies, or therapeutic candidates more rapidly than we do, or their technologies are more effective, our ability to develop and successfully commercialize therapeutic candidates may be adversely affected.

•	We may be subject, directly or indirectly, to certain U.S. federal and state healthcare laws and regulations, such as anti-kickback, false claims laws, physician payment transparency laws or similar fraud and abuse laws, which could expose us to potential criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

•	Inadequate funding for the FDA, the SEC and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

•	We must complete extensive clinical trials to demonstrate the safety and efficacy of our drug candidates. If we are unable to demonstrate the safety and efficacy of our drug candidates, we will not be successful.

•	Delays in the commencement of clinical trials of our drug candidates could result in increased costs to us and delay our ability to generate revenues.

•	Delays in the completion of, or the termination of, clinical trials of our drug candidates could result in increased costs to us and could delay or prevent us from generating revenues.

•	If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.

•	In addition to regulations in the U.S., we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products, if approved.

•	Changes in existing laws and regulations affecting the healthcare industry could increase our costs and otherwise adversely affect our business.

•	We rely on third parties to conduct clinical trials for our drug candidates, and their failure to timely and properly perform their obligations may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing our drug candidates.

•	We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

•	We rely on third parties for manufacturing of our clinical drug supplies; our dependence on these manufacturers may impair the development of our drug candidates.

•	There are underlying risks associated with the manufacture of our drug candidates, which have never been manufactured in large scale. Furthermore, we anticipate continued reliance on third-party manufacturers if we are successful in obtaining marketing approval from the FDA or other regulatory agencies for any of our drug candidates.

•	Identification of previously unknown problems with respect to a drug candidate, manufacturer or facility may result in restrictions on the drug candidate, manufacturer or facility.

•	We may experience delays in the development of our drug candidates if the third-party manufacturers of our drug candidates cannot meet FDA requirements relating to current Good Manufacturing Practices.

•	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may not generate product revenue.

•	If our future drugs do not achieve market acceptance, we may be unable to generate significant revenue, if any.

•	If third-party payors do not adequately reimburse patients for any of our drug candidates that are approved for marketing, they might not be purchased or used, and our revenues and profits will not develop or increase.

•	If our patent position does not adequately protect our drug candidates, others could compete against us more directly, which would harm our business.

•	If any third-party owners of intellectual property we may license in the future do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

•	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.

•	Litigation regarding patents, intellectual property and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing drug candidates to market and harm our ability to operate.

•	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.

•	Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights. Additionally, sales of a substantial number of shares of our common stock or other securities in the public market could cause our stock price to fall.

•	We may issue additional shares of our common stock in accordance with our equity incentive plans or upon exercise or conversion of outstanding securities that are exercisable for or convertible into shares of our common stock, which may cause dilution to existing stockholders.

•	The trading price of our common stock has been volatile and is likely to be volatile in the future.

•	Our common stock is thinly traded and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.

•	Our certificate of incorporation grants our Board of Directors the power to designate and issue additional shares of common and/or preferred stock.

•	We do not anticipate paying cash dividends, and accordingly stockholders must rely on stock appreciation for any return on their investment in us.

•	Our management is required to devote substantial time and incur additional expense to comply with public company regulations.

•	Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock and our ability to access the capital markets.

Risks Related to Our Business

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

To date, COVID-19’s impact on our operations has been limited to the inability to travel to clinical trial sites, clinical trial sites not allowing nonessential personnel on site for the purpose of monitoring activity and delays in the manufacture of our drug requirements by contracted third-party manufacturers. We anticipate COVID-19 may have an effect on patient recruiting in the near term as social distancing mandates are in effect. We believe these operational issues can be managed through remote monitoring capabilities currently being developed and deployed.

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

We have incurred significant operating losses since our inception. As of December 31, 2020, we had an accumulated deficit of $67.2 million. To date, we have not generated any revenue from the sale of our drug candidates and we do not expect to generate any revenue from sales of our drug candidates for the foreseeable future. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts.

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

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen, prexigebersen-A, BP1002 and BP1003. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

As of December 31, 2020, we had $13.8 million in cash on hand, compared to $20.4 million as of December 31, 2019. Our ongoing future capital requirements will depend on numerous factors, including:

•	the rate of progress, results and costs of completion of ongoing clinical trials of our drug candidates;

•	the rate of progress, results and costs of completion of ongoing preclinical testing of our drug candidates;

•	the size, scope, rate of progress, results and costs of completion of any potential future clinical trials and preclinical tests of our drug candidates that we may initiate;

•	the costs to obtain adequate supply of the compounds necessary for our drug candidates;

•	the costs of obtaining regulatory approval of our drug candidates;

•	the scope, prioritization and number of drug development programs we pursue;

•	the costs for preparing, filing, prosecuting, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or in-license other products and technologies and the costs to develop those products and technologies;

•	the costs of future commercializing activities, including product sales, marketing, manufacturing and distribution, of any of our drug candidates or other products for which marketing approval has been obtained;

•	our ability to establish strategic collaborations and licensing or other arrangements on terms favorable to us; and

•	competing technological and market developments.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, including December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and stop critical activities. If a prolonged government shutdown or a series of shutdowns occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to gain access to the public markets and obtain necessary capital in order to properly capitalize and continue our operations, which could have a material adverse effect on our business and financial condition.

Risks Related to the Development of Our Drug Candidates

We must complete extensive clinical trials to demonstrate the safety and efficacy of our drug candidates. If we are unable to demonstrate the safety and efficacy of our drug candidates, we will not be successful.

To date, none of our drug candidates have been approved for sale in the U.S. or any foreign country. While antisense therapeutics have been in development for over 20 years, only a limited number of antisense drugs have been successfully developed to date. Further, the development of liposomal antisense therapeutics, which comprise our drug therapeutics technology, has faced many challenges and generally remains unproven in the treatment of cancers. The success of our business depends primarily on our ability to develop and commercialize our drug candidates successfully. Our drug candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing of our drug candidates.

We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to move on to further efficacy segments of our ongoing clinical trials or commence and complete any other clinical trials for any of our drug candidates. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical tests or clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage trials. The failure of clinical trials to demonstrate safety and efficacy of one or more of our drug candidates will have a material adverse effect on our business and financial condition.

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

Prexigebersen has received orphan drug designations for the treatment of AML in the U.S. Orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the U.S. at the time of application for orphan designation. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan designation qualifies the sponsor of the product for a tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the U.S. for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, a drug that the FDA considers to be clinically superior to, or different from, the approved orphan drug, even though for the same indication, may also obtain approval in the U.S. during the seven-year exclusive marketing period. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug.

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

We have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with our third-party manufacturer for the manufacture of our drug requirements, including an agreement for the manufacture of prexigebersen for use in our Phase 2 clinical trial for AML and third-party manufacture of our drug requirements agreement for BP1002. To date, we have made steady progress with our current third-party manufacturers, overcoming challenges associated with scaling up manufacturing to develop their capabilities to supply us with our necessary quantities of drug supplies for our clinical trials. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, including:

•	reliance on third-party manufacturers for regulatory compliance and quality assurance;

•	the possibility of breach of the manufacturing agreement by the third-party manufacturer because of factors beyond our control;

•	the possibility of termination or nonrenewal of our manufacturing agreement by the third-party manufacturer at a time that is costly or inconvenient for us;

•	the potential that third-party manufacturers will develop know-how owned by such third-party manufacturer in connection with the production of our drug candidates that is necessary for the manufacture of our drug candidates; and

•	reliance on third-party manufacturers to assist us in preventing inadvertent disclosure or theft of our proprietary knowledge.

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

We announced on September 25, 2019 that the USPTO issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. Additionally, on February 10, 2021, we announced that the USPTO granted U.S. Patent No. 10,898,506 titled, “P-ethoxy nucleic acids for liposomal formulation.” The new patent builds on earlier patents granted that protect the platform technology for DNAbilize®, the Company’s novel RNAi nanoparticle drugs. Our patent portfolio currently includes three issued patents (No. 9,744,187, No. 10,335,428 and No. 10,898,506) in the U.S. for claims related to DNAbilize®, as well as four additional pending patents for composition and methods of use of specific drug targets. We announced on October 22, 2020 that the USPTO issued a Notice of Allowance for U.S. Patent Application No. 16/333,221 entitled “Combination Therapy with Liposomal Antisense Oligonucleotides.” Our success depends in large part on our ability to obtain and maintain patent protection both in the U.S. and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

We announced on September 25, 2019 that the USPTO issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. Additionally, on February 10, 2021, we announced that the USPTO granted U.S. Patent No. 10,898,506 titled, “P-ethoxy nucleic acids for liposomal formulation.” The new patent builds on earlier patents granted that protect the platform technology for DNAbilize®, the Company’s novel RNAi nanoparticle drugs. Our patent portfolio currently includes three issued patents (No. 9,744,187, No. 10,335,428 and No. 10,898,506) in the U.S. for claims related to DNAbilize®, as well as four additional pending patents for composition and methods of use of specific drug targets. We announced on October 22, 2020 that the USPTO issued a Notice of Allowance for U.S. Patent Application No. 16/333,221 entitled “Combination Therapy with Liposomal Antisense Oligonucleotides.” We are actively reviewing and preparing additional patent applications to expand our patent portfolio, but there can be no assurances that patents related to our existing patent applications or any applications we may file in the future will be issued or that any issued patents will provide meaningful protection for our drug candidates, which could materially adversely affect our competitive business position, business prospects and financial condition.

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

As of December 31, 2020, there were 274,008 shares of common stock reserved for issuance upon the exercise of outstanding options granted under our equity incentive plans. As of December 31, 2020, there were 402,724 additional shares of common stock reserved for future issuance of awards under the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan, as amended (the “2017 Stock Incentive Plan”). In addition, as of December 31, 2020, there were 858,699 shares of common stock reserved for issuance upon the exercise of outstanding warrants that we have issued in connection with prior securities offerings. To the extent that outstanding stock options and warrants are exercised, existing stockholders’ ownership interests may be diluted.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. On March 10, 2014, our common stock commenced trading on The Nasdaq Capital Market, and there is a limited history on which to gauge the volatility of our stock price on The Nasdaq Capital Market. From January 1, 2018 through December 31, 2020, our stock price has fluctuated from a low of $1.61 to a high of $73.52, after adjustment for reverse stock splits. The market price for our common stock will be affected by a number of factors, including:

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

In the past, we have received a notice of non-compliance from the Listing Qualifications Department of The Nasdaq Stock Market LLC with respect to the $1.00 minimum closing bid price requirement. Although we have regained compliance with the minimum closing bid price requirement after implementing reverse stock splits, there can be no assurance that we will be able to meet the minimum closing bid price requirement or other listing requirements in the future.

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

Holders

As of March 1, 2021, there were 6,947,912 shares of our common stock outstanding and approximately 214 stockholders of record.

Dividends

We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a DNA backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 80 patients, the Company’s DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have four drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), which targets growth factor receptor-bound protein 2 (Grb2), initially started the efficacy portion of a Phase 2 clinical trial for untreated AML patients in combination with LDAC. The interim data released on March 6, 2019 showed that 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved CR, including one CRi and one morphologic leukemia free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. However, DNA hypomethylating agents are now the most frequently used agents in the treatment of elderly AML patients in the U.S. and Europe. As a result, Stage 2 of the Phase 2 trial in AML was amended to remove the combination treatment of prexigebersen and LDAC and replace it with the combination treatment prexigebersen and decitabine, a DNA hypomethylating agent, for treatment of a second cohort of untreated AML patients. Since decitabine is also used as a treatment for relapsed/refractory AML patients, a cohort of relapsed/refractory AML patients was also added to the study.

The FDA recently granted approval of venetoclax in combination with LDAC, decitabine or azacytidine (the latter two drugs are DNA hypomethylating agents) as frontline therapy for newly diagnosed AML in adults who are 75 years or older, or who have comorbidities precluding intensive induction chemotherapy. We believe this recent approval of the frontline venetoclax and decitabine combination therapy provides an opportunity for combining prexigebersen with the combination therapy for the treatment of de novo AML patients. Preclinical efficacy studies for the triple combination treatment of prexigebersen, decitabine and venetoclax in AML have been successfully completed. In the preclinical efficacy studies, four AML cancer cell lines were treated with three different combinations of decitabine, venetoclax and prexigebersen. Decrease in AML cell viability was the primary measure of efficacy. The triple combination of decitabine, venetoclax and prexigebersen showed significant improvement in efficacy in three of the four AML cell lines. Based on these results, the Company believes that adding prexigebersen to the treatment combination of decitabine and venetoclax could lead to improved efficacy in AML patients. Accordingly, the Company further amended Stage 2 of this Phase 2 clinical trial to add the triple combination treatment comprised of prexigebersen, decitabine and venetoclax, which amendment has been approved by the FDA.

Bio-Path’s approved amended Stage 2 for this Phase 2 clinical trial currently has three cohorts of patients. The first two cohorts will treat patients with the triple combination of prexigebersen, decitabine and venetoclax. The first cohort will include untreated AML patients, and the second cohort will include relapsed/refractory AML patients. Finally, the third cohort will treat relapsed/refractory AML patients who are venetoclax-resistant or -intolerant with the two-drug combination of prexigebersen and decitabine. The full trial design plans have approximately 98 evaluable patients for the first cohort having untreated AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax-resistant or -intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at ten clinical sites in the U.S., and Gail J. Roboz, MD will be the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is a professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College of Cornell University and the New York-Presbyterian Hospital in New York City. On August 13, 2020, we announced the enrollment and dosing of the first patient in this approved amended Stage 2 of the Phase 2 clinical study.

Our second drug candidate, BP1002, targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an IND application for BP1002. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and chronic lymphocytic leukemia patients. The Phase 1 clinical trial is being conducted at several leading cancer centers, including MD Anderson, the Georgia Cancer Center and the Sarah Cannon Research Institute. Ian W. Flynn, MD will be the national coordinating Principal Investigator for the Phase 1 trial. Dr. Flynn serves as the director of lymphoma research at the Sarah Cannon Research Institute. On November 19, 2020, we announced the enrollment and dosing of the first patient in the Phase 1 clinical trial.

Our third drug candidate, BP1003, targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, NSCLC and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. We expect to complete several IND enabling studies of BP1003 in 2021. If those studies are successful, our goal is to file an IND in 2021 for the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named prexigebersen-A, Bio-Path’s fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Prexigebersen-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. In late 2019, we filed an IND application to initiate a Phase 1 clinical trial of prexigebersen-A in patients with solid tumors, including ovarian, endometrial, pancreatic and breast cancer. Ovarian cancer is one of the most common type of gynecologic malignancies, with approximately 50% of all cases occurring in women older than 63 years. This trial is expected to commence after the IND has been cleared by the FDA, which we currently anticipate being in 2021.

Our DNAbilize® technology-based products are available for out-licensing or partnering. We intend to apply our drug delivery technology template to new disease-causing protein targets to develop new nanoparticle antisense RNAi drug candidates. We have a new product identification template in place to define a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. As we expand, we will look at indications where a systemic delivery is needed and antisense RNAi nanoparticles can be used to slow, reverse or cure a disease, either alone or in combination with another drug. On September 25, 2019, we announced that the USPTO issued a patent for claims related to DNAbilize®, including its use in the treatment of cancers, autoimmune diseases and infectious diseases. On October 22, 2020, we announced that the USPTO issued a Notice of Allowance for U.S. Patent Application No. 16/333,221 entitled “Combination Therapy with Liposomal Antisense Oligonucleotides.” In addition, on February 10, 2021, we announced that the USPTO granted U.S. Patent No. 10,898,506 titled, “P-ethoxy nucleic acids for liposomal formulation.” The new patent builds on earlier patents granted that protect the platform technology for DNAbilize®, the Company’s novel RNAi nanoparticle drugs. The new patent is the third patent in our family of platform intellectual property and offers expanded defense of our DNAbilize® platform technology..

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

As of December 31, 2020, we had an accumulated deficit of $67.2 million. Our net loss was $10.9 million and $8.6 million for the years ended December 31, 2020 and 2019, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Revenue. We had no revenue for each of the years ended December 31, 2020 and 2019.

Research and Development Expenses. Our research and development expense was $6.6 million for the year ended December 31, 2020, an increase of $2.0 million compared to the year ended December 31, 2019. The increase in research and development expense was primarily due to increased enrollment for our Phase 2 clinical trial of prexigebersen in AML, startup costs related to our Phase 1 clinical trials for BP1002 in lymphoma and prexigebersen-A in solid tumors, increased preclinical expenses for BP1003 and increased drug material manufacturing activities. The following table sets forth our research and development expenses (in thousands):

	Year ended
	December 31,
	2020	2019
Research and development expense	$6,477	$4,488
Non-cash stock-based compensation expense	101	97
Total research and development expense	$6,578	$4,585

General and Administrative Expenses. Our general and administrative expense was $4.3 million for the year ended December 31, 2020, an increase of $0.2 million compared to the year ended December 31, 2019. The increase in general and administrative expense was primarily due to increased franchise tax expense, which was partially offset by a decrease in stock-based compensation expense. The following table sets forth our general and administrative expenses (in thousands):

	Year ended
	December 31,
	2020	2019
General and administrative expense	$3,854	$3,521
Non-cash stock-based compensation expense	476	587
Total general and administrative expense	$4,330	$4,108

Net Operating Loss. Our net loss from operations was $10.9 million for the year ended December 31, 2020, an increase of $2.2 million compared to the year ended December 31, 2019.

Net Loss. Our net loss was $10.9 million for the year ended December 31, 2020, an increase of $2.3 million compared to the year ended December 31, 2019.

Net Loss per Share. Net loss per share, both basic and diluted, was $2.83 per share for the year ended December 31, 2020, compared to $3.24 per share for the year ended December 31, 2019. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $13.8 million at December 31, 2020, a decrease of $6.7 million compared to December 31, 2019. We believe that our available cash at December 31, 2020, together with the net proceeds received from the 2021 Registered Direct Offering and sales of our common stock under the Offering Agreement, each as described below, in addition to net proceeds received from warrant exercises subsequent to December 31, 2020, will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.

Cash Flows

For the Year Ended December 31, 2020

Operating Activities. Net cash used in operating activities for the year ended December 31, 2020 was $11.0 million. Excluding non-cash stock-based compensation expense of $0.6 million and depreciation and amortization expenses of $0.2 million, net cash used in operating activities consisted primarily of the net loss for the period of $10.9 million, an increase in current assets of $0.6 million and a decrease in operating liabilities of $0.2 million.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2020 consisted primarily of net proceeds of $4.3 million from the offer and sale of shares of our common stock under the Offering Agreement, as described below.

For the Year Ended December 31, 2019

Operating Activities. Net cash used in operating activities for the year ended December 31, 2019 was $8.4 million. Excluding non-cash stock-based compensation expense of $0.7 million and amortization and depreciation expenses of $0.2 million, net cash used in operating activities consisted primarily of the net loss for the period of $8.6 million, an increase in current assets of $0.4 million and a decrease in current liabilities of $0.2 million.

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

2019 Underwritten Offering

On January 14, 2019, we entered into an underwriting agreement with H. C. Wainwright & Co., LLC (“Wainwright”) relating to an underwritten public offering of 429,616 shares of our common stock for gross proceeds of approximately $1.1 million under the 2017 Shelf Registration Statement (the “2019 Underwritten Offering”). The offering price to the public in the 2019 Underwritten Offering was $2.60 per share, and Wainwright agreed to purchase the shares in the 2019 Underwritten Offering from the Company pursuant to the underwriting agreement at a price of $2.418 per share. Additionally, we issued warrants to purchase up to 25,777 shares of our common stock in a private placement to Wainwright as compensation for its services as underwriter in connection with the 2019 Underwritten Offering. The 2019 Underwritten Offering closed on January 17, 2019. The net proceeds to the Company from the 2019 Underwritten Offering, after deducting the underwriting discounts and commissions and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the underwriter warrants, were approximately $0.9 million.

January 2019 Registered Direct Offering and January 2019 Private Placement

On January 18, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 648,233 shares of our common stock for gross proceeds of approximately $1.7 million under the 2017 Shelf Registration Statement (the “January 2019 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 324,117 shares of our common stock (the “January 2019 Private Placement”). Additionally, we issued warrants to purchase up to 38,894 shares of our common stock in a private placement to Wainwright as compensation for its services as a placement agent in connection with the January 2019 Registered Direct Offering and the January 2019 Private Placement. The January 2019 Registered Direct Offering and the January 2019 Private Placement closed on January 23, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.5 million.

March 2019 Registered Direct Offering

On March 12, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 712,910 shares of our common stock for gross proceeds of approximately $18.5 million under the 2017 Shelf Registration Statement (the “March 2019 Registered Direct Offering”). Additionally, we issued warrants to purchase up to 42,775 shares of our common stock in a private placement to Wainwright as compensation for its services as a placement agent in connection with the March 2019 Registered Direct Offering. The March 2019 Registered Direct Offering closed on March 14, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $17.0 million.

November 2019 Registered Direct Offering

On November 21, 2019, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 808,080 shares of our common stock and warrants to purchase up to 606,060 shares of our common stock for gross proceeds of approximately $8.0 million under the 2019 Shelf Registration Statement (the “November 2019 Registered Direct Offering”). Additionally, we issued warrants to purchase up to 48,485 shares of our common stock to Wainwright as compensation for its services as a placement agent in connection with the November 2019 Registered Direct Offering, which warrants and the common stock issuable upon exercise of such warrants were registered under the 2019 Shelf Registration Statement. The November 2019 Registered Direct Offering closed on November 25, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses, and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $7.3 million.

At-The-Market Offering Agreement

On July 13, 2020, we entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with Wainwright, as sales agent and/or principal, pursuant to which we may offer and sell, from time to time, through or to Wainwright, shares of our common stock. Sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million, provided that we may be limited in the amount of securities that we can sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as our public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. As of December 31, 2020, we had offered and sold 850,000 shares of our common stock under the Offering Agreement for gross proceeds of approximately $4.6 million. The net proceeds to the Company from the offering, after deducting commissions and the Company’s offering expenses, were approximately $4.3 million. Subsequent to December 31, 2020, we offered and sold 278,800 shares of our common stock under the Offering Agreement for gross proceeds of approximately $2.3 million. The net proceeds to the Company from the offering, after deducting commissions and the Company’s offering expenses, were approximately $2.2 million.

2021 Registered Direct Offering

On February 16, 2021, we entered into a placement agency agreement with Roth Capital Partners, LLC relating to a public offering of 1,710,600 shares of our common stock for gross proceeds of approximately $13.0 million under the 2019 Shelf Registration Statement (the “2021 Registered Direct Offering”). In addition, on February 16, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to sell an aggregate of 1,650,000 shares of our common stock in the 2021 Registered Direct Offering to such investors. The 2021 Registered Direct Offering closed on February 18, 2021. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, were approximately $12.2 million.

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen, prexigebersen-A, BP1002 and BP1003. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any material off-balance sheet arrangements.

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

Research and Development Costs - Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense.

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

For the year ended December 31, 2020 and 2019, we had $6.6 million and $4.6 million, respectively, of costs classified as research and development expense.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2020. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer (who is also our Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2020. Based on this evaluation, management believes that, as of December 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our current directors and officers are set forth below:

Name	Age	Position - Committee
Peter H. Nielsen	72	Chief Executive Officer; President; Chief Financial Officer; Treasurer; Chairman of the Board; Director – Business Development Committee

Heath W. Cleaver, CPA	47	Director – Audit Committee (Chair); Compensation Committee; Nominating/Corporate Governance Committee (Chair)

Paul D. Aubert	51	Director – Audit Committee; Compensation Committee (Chair); Nominating/Corporate Governance Committee

Martina Molsbergen	55	Director – Audit Committee; Compensation Committee; Nominating/Corporate Governance Committee; Business Development Committee (Chair)

Douglas P. Morris	65	Director – Business Development Committee; Director of Investor Relations; Secretary

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

Board Committees

The Board has a standing audit committee (the “Audit Committee”), compensation committee (the “Compensation Committee”) and nominating/corporate governance committee (the “Nominating/Corporate Governance Committee”), each of which is governed by a charter. The Board may also establish other committees from time to time as necessary to facilitate the management of the business and affairs of the Company. The Board recently formed a business development committee (the “Business Development Committee”) that assists the Board by advising management on its plans for business development, licensing opportunities and business partnership opportunities. In addition to these committees, we also have a Scientific Advisory Board that serves an advisory role to management and the Board. The information below summarizes the functions of each of the committees and the Scientific Advisory Board.

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

Compensation Committee

The Compensation Committee’s role is to assist the Board in fulfilling its responsibilities relating to all forms of compensation of the Company's executive officers, administering the Company's incentive compensation plan and other benefits plans, including a deferred compensation plan, if applicable, and producing any required report on executive compensation for use in the Company's proxy statement or other public disclosure. The Compensation Committee operates under a written charter adopted by the Board. The Compensation Committee periodically assesses compensation of our executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company and such other companies into consideration. All decisions with respect to the compensation of our Chief Executive Officer are determined and approved either solely by the Compensation Committee or together with other independent directors, as directed by the Board. All decisions with respect to non-CEO executive compensation, and incentive-compensation and equity-based plans are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval. In addition, the Compensation Committee will, as appropriate, review and approve public or regulatory disclosure respecting compensation, including required disclosures regarding executive compensation under Item 402 of Regulation S-K, and the basis on which performance is measured. The Compensation Committee has the authority to retain and compensate any outside adviser as it determines necessary to permit it to carry out its duties. The Compensation Committee has not to date engaged the services of any executive compensation consultant. The Compensation Committee may not form or delegate authority to subcommittees without the prior approval of the Board.

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

Business Development Committee

The Business Development Committee assists the Board by advising management on its plans for business development, licensing opportunities and business partnership opportunities. The Business Development Committee also performs other duties as directed by the Board from time to time and operates under a written charter adopted by the Board. The Business Development Committee is currently comprised of Ms. Molsbergen and Messrs. Nielsen and Morris. Ms. Molsbergen currently serves as the chair of the Business Development Committee.

Scientific Advisory Board

The Scientific Advisory Board assists management and the Board on an advisory basis with respect to the research, development, clinical, regulatory and commercial plans and activities relating to research, manufacture, use and/or sale of our drug candidates and products. The Scientific Advisory Board meets on an ad hoc basis and may attend meetings of the Board at the Board’s request. The current members of the Scientific Advisory Board are Jorge Cortes, M.D, who serves as chairman, D. Craig Hooper, Ph.D., and Jason Fleming, M.D.

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

To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

The Compensation Committee oversees our compensation programs for executives and all employees. The Compensation Committee understands that for the Company and its stockholders to achieve long-term success, the compensation programs need to attract, retain, develop and motivate a strong leadership team. As a result, our executive compensation programs are designed to pay for performance, enable talent attraction, retain top talent and closely align the interests of our executives with those of our stockholders. All decisions with respect to the compensation of our Chief Executive Officer are determined and approved either solely by the Compensation Committee or together with other independent directors, as directed by the Board. All decisions with respect to non-CEO executive compensation, incentive-compensation and equity-based plans are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval.

This section provides important information on our executive compensation programs and explains the compensation decisions made during 2020 by the Compensation Committee for our named executive officers (“NEOs”). In the fiscal year ended December 31, 2020, our only NEO was Peter H. Nielsen, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President.

Compensation Philosophy

Our primary objective with respect to executive compensation is to design a reward system that will align executive compensation with our overall business strategies and attract and retain highly qualified executives. We intend to stay competitive in the marketplace with companies of comparable size, industry and complexity. Our compensation philosophy for executives is guided by the following principles:

•	Pay for Performance. In making compensation decisions, we consider annual and long-term Company performance and consider the compensation of our executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company into consideration.

•	Reviewed Annually. The Compensation Committee annually reviews compensation levels to ensure we remain competitive and continue to attract, retain and motivate top-tier talent.

•	Alignment with Stockholder Interests. Our compensation is intended to closely align the interests of our NEOs with those of our stockholders in an effort to create long-term stockholder value. In developing our compensation philosophy, the Compensation Committee has considered the most recent stockholder advisory vote on executive compensation in which an overwhelmingly positive percentage of the votes cast were in favor of our executive compensation. The Compensation Committee is continuously mindful of stockholders’ views on executive compensation and remains focused on ensuring proper alignment with stockholder interests.

Our compensation philosophy rewards demonstrated performance and encourages behavior that is in the long-term best interests of the Company and its stockholders.

Elements and Mix of our 2020 Compensation Program

The following elements made up the fiscal year 2020 compensation program for our NEOs:

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

•  The Compensation Committee determines the amount of long-term incentive awards to be granted to each NEO. The Compensation Committee also may make isolated awards to recognize promotions, new hires or individual performance achievements.

•  In 2020, the long-term incentive awards included time-vested equity awards that vest over a four-year period.

•  The Compensation Committee provides time-vested long-term incentives (i) to build a consistent ownership stake and retention incentive, (ii) to create a meaningful tie to the Company’s relative long-term stockholder returns and (iii) to motivate consistent improvement over a longer-term horizon.

Change of Control Severance	Eligible to receive severance payments and post-termination health benefits in connection with involuntary termination within three months before or twelve months after a change of control	• Employment agreements are intended to provide financial security and an industry-competitive compensation package for NEOs. This additional security helps ensure that NEOs remain focused on our performance and the continued creation of stockholder value throughout any change of control transaction rather than on the potential uncertainties associated with their own employment.

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

Each year for the Compensation Committee meeting, our CEO prepares an evaluation of each of the other executive officers, if any, and makes compensation recommendations to the Compensation Committee based upon our performance against our corporate performance metrics and the individual’s performance. In addition to considering the CEO’s recommendations, the Compensation Committee assesses the applicable executive officer’s impact during the year and his or her overall value to the Company, specifically by considering the individual leadership skills, impact on strategic initiatives, performance in his or her primary area of responsibility, his or her role in succession planning and development, and other intangible qualities that contribute to corporate and individual success. During 2020, our CEO was our only executive officer.

Compensation Consultant and Peer Comparisons. For the 2020 performance period, the Compensation Committee did not engage an external compensation consultant to review the compensation of our executive officers. For comparison purposes, the Compensation Committee relied upon peer executive compensation data from proxies and compensation surveys of the Industry Peer Group (as defined below) prepared by our executive compensation counsel based on parameters set by the Compensation Committee. The Compensation Committee reviewed executive compensation data from the Industry Peer Group to consider competitive pay levels and compensation practices. Such data included components such as total direct compensation, considered as the sum of base salary and annual cash performance incentive award, as well as total compensation, including long-term incentive awards.

While executive compensation data from the Industry Peer Group provides a point of reference for measurement, it is not the determinative factor for compensation decisions. The Compensation Committee does not target the compensation of our executive officers to a specific percentile of compensation provided to officers in comparable positions in our Industry Peer Group. The purpose of the comparison is not to supplant the analyses of our corporate performance and the individual performance of our executive officers that the Compensation Committee considers when making compensation decisions. Because the compensation data is just one of the several analytic tools that are used in setting executive compensation, the Compensation Committee has discretion in determining the nature and extent of its use.

The Compensation Committee established our current Industry Peer Group in 2020. With the assistance of our executive compensation counsel, the Compensation Committee reviews the composition of the peer group annually to ensure that companies are relevant for comparative purposes. In identifying companies to include in the Industry Peer Group, the Compensation Committee considered, among other things, the following:

•	the industry of the companies;

•	the annual revenue, market capitalization and total assets of the companies;

•	the number of full-time employees of the companies;

•	the market data sources that are available with respect to the companies; and

•	the number of peers included in the Industry Peer Group.

For 2020, our Industry Peer Group consisted of the following companies (the “Industry Peer Group”):

•	Actinium Pharmaceuticals Inc. (ATNM)

•	Cellectar Biosciences, Inc. (CLRB)

•	Citius Pharmaceuticals (CXTR)

•	Cyclacel Pharmaceuticals Inc. (CYCC)

•	Dare Bioscience, Inc. (DARE)

•	Diffusion Pharmaceuticals, Inc. (DFFN)

•	Neurobo Pharmaceuticals Inc. (NRBO)

•	Novus Therapeutics, Inc. (NVUS)

•	Oncova Therapeutics Inc. (ONTX)

•	Rexahn Pharmaceuticals Inc. (RNN)

•	Xenetic Biosciences Inc. (XBIO)

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

Role of Other Executive Officers. Our CEO makes recommendations to the Compensation Committee on all compensation actions (other than his own compensation) affecting our other executive officers, if any. In developing his recommendation for an executive officer, our CEO considers the self-evaluation prepared by the executive officer, the recommendations of his executive team, as well as his own evaluation. Our CEO’s evaluation includes an assessment of the impact that the executive officer has had on the Company during the award year and their overall value to the Company as a senior leader. The Compensation Committee is provided with our CEO’s evaluation of each executive officer’s performance and contributions to the Company. The Compensation Committee considers the information and recommendations provided by our CEO and provides a recommendation to the Board for non-CEO executive officer base salary, annual cash incentive awards and grants of long-term incentive awards, which are subject to Board approval. During 2020, our CEO was our only executive officer.

2020 Performance Analysis and Compensation Decisions

In its meeting in the first quarter of each year, the Compensation Committee determines base salaries for the current year, the annual performance incentive awards for prior-year performance and the long-term incentive awards for the current year. Each element is reviewed annually, as well as at the time of a promotion, other change in responsibilities, other significant corporate events or a material change in market conditions. Variances in the amount of compensation awarded to each executive officer generally reflect differences in individual responsibility and experience.

Base Salary. In recent years, the Compensation Committee has adjusted executive base salaries with the goal of providing a stable base of competitive cash compensation while rewarding corporate and individual performance through annual performance incentive awards. During 2020, the annual base salary for Mr. Nielsen was $510,000, compared to $490,000 during 2019.

Annual Performance Incentive Awards. During 2020, the Compensation Committee approved a discretionary annual cash performance incentive award for Mr. Nielsen in the amount of $150,000.

Long-term Incentive Awards. The Compensation Committee believes that long-term incentive awards should provide for a retention incentive with a strong tie to relative long-term stockholder return. Accordingly, the Compensation Committee grants stock option awards that typically vest over a four-year period. During 2020, the Board approved a long-term incentive award in the form of stock options to Mr. Nielsen based on recommendations from the Compensation Committee. Specifically, in March 2020, Mr. Nielsen was awarded a time-vested stock option award to purchase 15,000 shares of our common stock. In June 2020, Mr. Nielsen was awarded a time-vested stock option award to purchase 85,000 shares of our common stock. The terms of the stock option grants require, among other things, that Mr. Nielsen continue to provide services over the vesting period of the options. The stock options vest over a four-year period from the date of the grant, with one-fourth (1/4) of the stock options vesting on the first anniversary of each such grant, and the remaining stock options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the stock options over the next three years, based on continuing service to the Company.

Summary Compensation Table

The following table sets forth information with respect to the compensation of our sole NEO for the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Peter H. Nielsen, CEO,	2020	$510,000	$150,000	$427,332	$170	(2)	$1,087,502
CFO, President, Chairman, Director	2019	$490,000	$—	$244,570	$164	(2)	$734,734

(1)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.
(2)	The amounts reported represent life insurance premiums paid by the Company for Mr. Nielsen.

Grants of Plan-Based Awards Table

The following table contains information about grants of plan-based stock options to our sole NEO during fiscal year 2020:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards ($)(2)
Mr. Nielsen (1)	3/18/2020					15,000	$3.25	$2.83
Mr. Nielsen (1)	6/16/2020					85,000	$5.21	$4.53

(1)	Reflects a time-vested stock option awarded under the 2017 Stock Incentive Plan. The option vests over a four-year period from the date of grant, with one-fourth (1/4) of the options vesting on the first anniversary of each such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years.

(2)	The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.

Narrative Disclosures to Summary Compensation Table and Grants of Plan-Based Awards Table

Please see the discussion under the heading “2020 Performance Analysis and Compensation Decisions” in this Annual Report on Form 10-K, above.

Outstanding Equity Awards at December 31, 2020

The following table sets forth certain information with respect to outstanding stock option awards of our sole NEO for the fiscal year ended December 31, 2020.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mr. Nielsen (1)	7,500	—	—	$92.00	Aug 2023
Mr. Nielsen (1)	2,761	—	—	$550.00	April 2026
Mr. Nielsen (2)	4,333	2,167	—	$36.80	April 2028
Mr. Nielsen (3)	6,562	8,438	—	$18.40	March 2029
Mr. Nielsen (4)	—	15,000	—	$3.25	March 2030
Mr. Nielsen (5)	—	85,000	—	$5.21	June 2030

(1)	All of these options granted are fully vested.

(2)	This option vests over a four-year period from the date of grant, April 11, 2018, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.

(3)	This option vests over a four-year period from the date of grant, March 28, 2019, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.

(4)	This option vests over a four-year period from the date of grant, March 28, 2020, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.

(5)	This option vests over a four-year period from the date of grant, June 16, 2020, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.

Employment Agreement and Potential Payments Upon Termination or Change of Control

Bio-Path Subsidiary has entered into an employment agreement with its Chief Executive Officer, Peter H. Nielsen, dated May 1, 2007 (the “Nielsen Employment Agreement”).

The Nielsen Employment Agreement provides for a base salary, as approved by the Compensation Committee, of $510,000. The Nielsen Employment Agreement provides that Mr. Nielsen is entitled to certain severance payments and benefits in the event he is terminated without Cause (as defined in the Nielsen Employment Agreement) or resigns for Good Reason (as defined in the Nielsen Employment Agreement), subject to Mr. Nielsen’s continued compliance with the Confidentiality Agreement (as defined in the Nielsen Employment Agreement) and execution of a general release of all claims against us. In addition, the Nielsen Employment Agreement also provides that Mr. Nielsen is entitled to certain severance payments and benefits in the event he is terminated without Cause or resigns for Good Reason within three months before or 12 months following a Change in Control (as defined in the Nielsen Employment Agreement), subject to Mr. Nielsen’s continued compliance with the Confidentiality Agreement and execution of a general release of all claims against us.

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

Potential severance payments and benefits to be paid pursuant to the Nielsen Employment Agreement assuming a termination or Change in Control occurred on December 31, 2020 are set forth in the table below.

		Triggering Event
Name	Benefit	Termination without Cause or Resignation for Good Reason ($)	Termination without Cause or Resignation for Good Reason within 3 Months Before or 12 Months Following a Change in Control ($)
Peter H. Nielsen	Market Value of Stock Vesting	$3,750	$3,750	(1)
	Accrued Vacation Days	47,077	47,077
	Three Months’ Base Salary	127,500	127,500
	Continuation of Benefits	8,816	17,631
	Total	$187,143	$195,958

(1)	Mr. Nielsen’s stock option awards would immediately become vested, and the value of the acceleration would be equal to the vesting shares multiplied by the excess of the then current stock price over the exercise price of the options. For purposes of this table, we have calculated the value of the acceleration using the closing price of our common stock on December 31, 2020, or $3.50 per share.

DIRECTOR COMPENSATION

The following table presents summary information for the year ended December 31, 2020 regarding the compensation of the members of our Board (other than Mr. Nielsen).

Name	Fees Earned or Paid in Cash		Option Awards		All Other Compensation		Total
Heath W. Cleaver	$52,000	(1)	$43,469	(2)	$—		$95,469
Paul D. Aubert	$42,000	(1)	$43,469	(2)	$750	(3)	$86,219
Martina Molsbergen	$43,500	(1)	$43,469	(2)	$—		$86,969
Douglas P. Morris (4)	$—		$57,421	(5)	$50,641	(6)	$108,062

(1)	These amounts reflect cash fees paid to or earned by our non-employee directors for attending Board or committee meetings during the year ended December 31, 2020.

(2)	In March 2020, our non-employee directors who were eligible at such time earned or received an annual grant of an option to purchase 10,000 shares of our common stock, which was the only grant received by such directors during 2020. The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for assumptions made by us in such valuation.

(3)	The amounts reported represent amounts earned for Board services performed beyond the normal scope of their Board or committee responsibilities.

(4)	Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director and does not receive compensation for his services as a member of the Board.

(5)	Option awards granted to Mr. Morris reflect compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations.

(6)	This amount reflects compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations, which includes base salary and certain other benefits.

The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our directors (other than Mr. Nielsen) as of December 31, 2020:

Director	Number of shares underlying outstanding options
Heath W. Cleaver	12,500
Paul D. Aubert	12,000
Martina Molsbergen	10,000
Douglas P. Morris (1)	18,640

(1)	Mr. Morris’s outstanding options include 3,265 options earned while serving as an executive officer of the Company. Mr. Morris ceased serving in his officer capacities in June 2014. However, Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director.

Narrative to Director Compensation Table

In 2020, our non-employee directors received cash and equity compensation in accordance with our non-employee director compensation structure. Directors who were also employed by the Company did not receive compensation for services as directors. We amended our compensation structure for all non-employee directors on March 27, 2020. We further amended our compensation structure for all non-employee directors on July 20, 2020 in order to provide for the compensation of the members of the Business Development Committee. During 2020, our compensation structure for all non-employee directors was as follows:

Cash Compensation Program

Non-employee directors received as compensation the following amounts: (i) an annual cash retainer in the amount of $20,000; (ii) $3,000 for each required meeting of the Board attended in person; (iii) $1,500 for each meeting of the Board conducted by telephonic or other electronic communications of duration of 15 minutes or longer; and (iv) $500 for each meeting of the Board of duration less than 15 minutes conducted by telephonic or other electronic communications. Board members must have attended meetings in person or by telephonic or other electronic communications to have received the applicable cash compensation.

The chairs of the respective Board committees also received as compensation the following amounts: (i) an annual cash retainer in the amount of $10,000 to the chair of the Audit Committee; (ii) an annual cash retainer in the amount of $5,000 to the chair of the Compensation Committee; (iii) an annual cash retainer in the amount of $5,000 to the chair of the Nominating/Corporate Governance Committee; and (iv) an annual cash retainer in the amount of $5,000 to the chair of the Business Development Committee.

Each non-employee director of the Board who was a member of a Board committee, including the chair of such committee, also received as compensation the following amounts: (i) $2,000 for each committee meeting attended in person; (ii) $1,500 for each committee meeting conducted by telephonic or other electronic communications of duration of 15 minutes or longer; and (iii) $500 for each committee meeting of duration less than 15 minutes conducted by telephonic or other electronic communications. Committee members must have attended meetings in person or by telephonic or other electronic communications to have received the applicable compensation.

In addition to the foregoing cash compensation for Board and committee members, non-employee directors of the Board who spent significant time performing Board or committee service beyond the normal scope of their Board or committee responsibilities could receive up to $2,500 per diem at the discretion of the Chief Executive Officer of the Company.

Equity Compensation Program

Each non-employee director of the Board also received as compensation an annual stock option grant (a “Grant”) of 10,000 shares of our common stock (the “Option Shares”). The exercise price of the Option Shares was determined by the Board, and the Option Shares vest over a one-year period from the date of the Grant, with the Option Shares vesting in equal monthly increments equal to one-twelfth (1/12) of the Option Shares, based on continuing service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned at March 1, 2021 by: (i) our sole NEO and each director; (ii) all executive officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock. The information in this table is based solely on statements in filings with the SEC or other reliable information.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Peter H. Nielsen (1) (2)	52,837	*
Douglas P. Morris (1) (3)	15,792	*
Heath W. Cleaver (1) (4)	12,252	*
Paul D. Aubert (1) (5)	11,764	*
Martina Molsbergen (1)(6)	10,000	*
All officers and directors as a group (7)	102,645	1.48%

*Less than 1%

(1)	These are our NEOs and directors.

(2)	Includes 25,823 shares owned of record and 27,014 shares issuable upon the exercise of options that are exercisable within 60 days.

(3)	Includes 8,050 shares held by Hyacinth Resources, LLC and 121 shares held by Sycamore Ventures, LLC. Mr. Morris disclaims beneficial ownership of the shares held by Sycamore Ventures, LLC except to the extent of his pecuniary interest therein. Also includes 7,621 shares issuable upon the exercise of options that are exercisable within 60 days.

(4)	All 12,252 shares are issuable upon the exercise of options that are exercisable within 60 days.

(5)	All 11,764 shares are issuable upon the exercise of options that are exercisable within 60 days.

(6)	All 10,000 shares are issuable upon the exercise of options that are exercisable within 60 days.

(7)	Includes 33,994 shares owned of record and 68,651 shares issuable upon the exercise of options currently exercisable or will be exercisable within 60 days.

Equity Compensation Plan Information

There are no equity compensation plans that have not been approved by our stockholders. The following table contains information about our equity compensation plans in effect as of December 31, 2020 (in thousands, except per share amount).

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	274	$20.57	403
Equity compensation plans not approved by stockholders	—	—	—

(1)

17 of the shares shown in this column as securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2020 that were granted under the First Amended Bio-Path Holdings, Inc. 2007 Stock Incentive Plan, as amended (the “2007 Stock Incentive Plan”). 257 of the shares shown in this column as securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2020 that were granted under the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan, as amended (the “2017 Stock Incentive Plan”).

(2)	The shares shown in this column as remaining available for future issuance as of December 31, 2020 are all under the 2017 Stock Incentive Plan. The 2007 Stock Incentive Plan expired in January 2018.

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

Director Independence

The following members of the Board have been identified as independent under the standards of The Nasdaq Stock Market: Heath W. Cleaver, Paul D. Aubert and Martina Molsbergen. Presently, there are no directors on our Audit Committee, Nominating/Corporate Governance Committee or Compensation Committee who are not independent under the standards of The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On March 5, 2020, the Company, at the direction of the Audit Committee, chose not to renew the engagement of BDO USA, LLP (“BDO”), which was then serving as the Company’s independent registered public accounting firm. The Company notified BDO on March 6, 2020 that it would be dismissed as the Company’s independent registered public accounting firm, effective immediately. The decision to change independent registered public accounting firms was approved by the Audit Committee. On March 9, 2020, the Audit Committee approved the appointment of Ernst & Young LLP (“EY”) as the Company’s new independent registered public accounting firm.

For the fiscal year ended December 31, 2019, and for the interim period from January 1, 2020 through March 6, 2020, BDO, as our independent registered public accounting firm during such time, billed the approximate fees set forth in the first table below. During the interim period from March 9, 2020 through December 31, 2020, EY, as our independent registered public accounting firm during such time, billed the approximate fees set forth in the second table below. The Board has considered the respective services provided by BDO and EY and has concluded that such services are compatible with the independence of BDO and EY as our principal accountants during the respective periods.

The table below sets forth the aggregate fees billed to the Company by BDO for services rendered in the fiscal year ended December 31, 2019 and in the interim period from January 1, 2020 through March 6, 2020 (in thousands).

	January 1, 2020 – March 6, 2020	December 31, 2019
Audit fees (1)	$—	$225
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$—	$225

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

The table below sets forth the aggregate fees billed to the Company by EY for services rendered in the interim period from March 9, 2020 through December 31, 2020 (in thousands).

March 9, 2020 – December 31, 2020
Audit fees (1)	$272
Audit-related fees (2)	—
Tax fees (3)	—
All other fees (4)	—
Total	$272

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly filings, services associated with equity offerings, including with respect to registration statements filed by the Company, and services that are normally provided by EY in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.

(2)	Audit-related fees consist of fees billed by EY for assurance and related services. These fees include services provided in conjunction with due diligence services and employee benefit plan audits.
(3)	Tax fees consist of fees billed for professional services rendered by EY for state and federal tax compliance and advice, and tax planning.
(4)	All other fees consist of fees billed by EY for professional services other than those relating to audit fees, audit-related fees and tax fees.

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

3. Exhibits.

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018).
3.3	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).
3.4	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).
4.2	Form of Warrant issued to Maxim Group LLC, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K on January 21, 2014).
4.3	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).
4.4	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2016).
4.5	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017).
4.6	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2017).
4.7	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017).
4.8	Form of Warrant issued to Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).
4.9	Form of Series A Warrant issued to certain investors (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 21, 2018).
4.10	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
4.11	Form of Underwriter Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).
4.12	Form of Series A Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019).

4.13	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on March 19, 2019).
4.14	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019).
4.15	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2019).
4.16	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2019).
4.17	Description of Bio-Path Holdings, Inc.’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K filed on March 5, 2020).
10.1+	Employment Agreement – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).
10.2+	Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 10, 2008).
10.3+	First Amendment to First Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013).
10.4	Form of Securities Purchase Agreement by and between the Company, Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014).
10.5	Form of Waiver, Consent and Amendment to that certain Securities Purchase Agreement by and between Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 21, 2014).
10.6+	First Amendment to Employment Agreement, dated March 26, 2014 – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014).
10.7	Lease Agreement dated April 16, 2014 by and between the Company and Pin Oak North Parcel TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2014).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2015).
10.9	Controlled Equity OfferingSM Sales Agreement, dated June 24, 2015, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 25, 2015).
10.10	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2016).
10.11	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2017).
10.12	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017).
10.13	Form of Leak-Out Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2017).
10.14+	Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2017).
10.15	Form of Incentive Stock Option Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2017).
10.16	Form of Non-Qualified Stock Option Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.17	Form of Restricted Share Unit Award Agreement (Time-Vested) under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 27, 2017).
10.18	Form of Restricted Share Unit Award Agreement (Performance-Based) under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 27, 2017).
10.19	Form of Restricted Share Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 27, 2017).
10.20	Form of Stock Appreciation Right Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 27, 2017).
10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018).
10.22	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019).
10.23	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019).
10.24	First Amendment to Lease Agreement dated April 16, 2014 by and between the Company and Pin Oak North Parcel TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2019).
10.25	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2019).
10.26	First Amendment to Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
10.27	Second Amendment to Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2020).
10.28	At-the-Market Offering Agreement, by and between the Company and H.C. Wainwright & Co., LLC, dated July 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2020).
10.29	Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2021).
21.1	Subsidiaries of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 5, 2020).
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of BDO, LLP.
31*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: March 9, 2021	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 9, 2021	President/Chief Executive Officer/ Chief Financial Officer/	/s/ Peter H. Nielsen
	Principal Accounting Officer/Director	Peter H. Nielsen
March 9, 2021	Director	/s/ Heath W. Cleaver
Heath W. Cleaver
March 9, 2021	Director	/s/ Paul D. Aubert
Paul D. Aubert
March 9, 2021	Director	/s/ Martina Molsbergen
Martina Molsbergen
March 9, 2021	Director	/s/ Douglas P. Morris
Douglas P. Morris

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bio-Path Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bio-Path Holdings, Inc. (the Company) as of December 31, 2020, the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Accrued and Prepaid Research and Development Expenses
Description of the Matter

During 2020, the Company incurred $6.6 million for research and development expenses and as of December 31, 2020 recorded prepaid clinical trial expenses of $0.6 million and accrued clinical trial expenses of $0.4 million. As disclosed in Note 2 to the consolidated financial statements, research and development costs are charged to expense when the related goods are delivered or services are performed. The Company estimated its clinical trial expense based on a cost per patient calculation, which is derived from estimated start-up costs, clinical trial costs based on the number of patients, and length of treatment and clinical study report costs. The Company recorded an accrual or prepaid based on its estimated clinical trial expense as compared to payments made to the Company’s third-party clinical research organization, laboratories and clinical investigation sites.

Auditing the Company’s accrued and prepaid research and development expenses is complex due to significant judgment and estimates made by management in determining the required accruals, which include inputs such as length of treatment and estimating costs for which the Company has not yet been billed.

How We Addressed the Matter in Our Audit	To test the accrual and prepaid for research and development expenses for significant clinical trials, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions that are used by management to estimate the recorded accruals and prepayments. To test the significant assumptions, we corroborated the patient enrollment, length of treatment, trial timeline and progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects, inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded, and obtained information directly from vendors of their costs incurred to date. We tested a sample of transactions and compared the costs against related invoices and contracts. We also performed analytics over fluctuations in accruals by trial throughout the year and tested subsequent payments to evaluate the completeness of the accrued expenses and compared the results to the current year accrual.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2020.

Houston, Texas

March 9, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Bio-Path Holdings, Inc.

Bellaire, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Bio-Path Holdings, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP We served as the Company’s auditor from 2016 to 2020.

Salt Lake City, Utah

March 5, 2020

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of December 31,	As of December 31,
	2020	2019
Assets

Current assets
Cash	$13,755	$20,426
Prepaid drug product	1,273	776
Other current assets	928	788

Total current assets	15,956	21,990

Fixed assets
Furniture, fixtures & equipment	1,029	1,029
Less accumulated depreciation	(798)	(726)
	231	303

Right of use operating assets	288	367

Total Assets	$16,475	$22,660

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$100	$486
Accrued expenses	975	673
Current portion of lease liabilities	94	85

Total current liabilities	1,169	1,244

Noncurrent lease liabilities	236	330

Total Liabilities	1,405	1,574

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 4,542 and 3,692 shares issued and outstanding, respectively	5	4
Additional paid in capital	82,286	77,421
Accumulated deficit	(67,221)	(56,339)

Total shareholders' equity	15,070	21,086

Total Liabilities & Shareholders' Equity	$16,475	$22,660

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses

Research and development	$6,578	$4,585
General and administrative	4,330	4,108

Total operating expenses	10,908	8,693

Net operating loss	$(10,908)	$(8,693)

Other income
Interest income	26	94

Total other income	26	94

Net loss	$(10,882)	$(8,599)

Net loss per share, basic and diluted	$(2.83)	$(3.24)

Basic and diluted weighted average number of common shares outstanding	3,847	2,657

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flow from operating activities

Net loss	$(10,882)	$(8,599)

Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	577	684
Amortization of right of use assets	79	96
Depreciation	72	134
(Increase) decrease in operating assets
Prepaid drug product	(497)	(444)
Other current assets	(140)	15
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(84)	(168)
Lease liabilities	(85)	(79)
Net cash used in operating activities	(10,960)	(8,361)

Cash flow from financing activities

Net proceeds from sale of common stock	4,289	26,700
Net proceeds from exercise of warrants	-	1,083
Net cash provided by financing activities	4,289	27,783

Net (decrease) increase in cash	(6,671)	19,422

Cash, beginning of period	20,426	1,004
Cash, end of period	$13,755	$20,426

Supplemental disclosure of non-cash activities

Non-cash investing activities
Non-cash leasehold improvements	$-	$31

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	680	$1	$48,957	$(47,740)	$1,218

Issuance of common stock, net of fees	2,602	3	26,697	-	26,700

Exercise of warrants, net of fees	410	-	1,083	-	1,083

Stock-based compensation	-	-	684	-	684

Net loss	-	-	-	(8,599)	(8,599)

Balance at December 31, 2019	3,692	$4	$77,421	$(56,339)	$21,086

Issuance of common stock, net of fees	850	1	4,288	-	4,289

Stock-based compensation	-	-	577	-	577

Net loss	-	-	-	(10,882)	(10,882)

Balance at December 31, 2020	4,542	$5	$82,286	$(67,221)	$15,070

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Path Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Unless the context requires otherwise, references in these Notes to the Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 80 patients, the Company’s DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, the Company currently has four antisense drug candidates in development to treat at least five different cancer disease indications.

The Company was incorporated in May 2000 as a Utah corporation. In February 2008, Bio-Path Subsidiary completed a reverse merger with the Company, which at the time was traded over the counter and had no current operations. The prior name of the Company was changed to Bio-Path Holdings, Inc. and the directors and officers of Bio-Path Subsidiary became the directors and officers of Bio-Path Holdings, Inc. Effective December 31, 2014, the Company changed its state of incorporation from Utah to Delaware through a statutory conversion pursuant to the Utah Revised Business Corporation Act and the Delaware General Corporation Law.

On January 17, 2019, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-20, and its common stock began trading on the split-adjusted basis on the Nasdaq Capital Market at the commencement of trading on January 18, 2019. All common stock share and per share amounts in the Company’s consolidated financial statements have been adjusted to give effect to the 1-for-20 reverse stock split.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Bio-Path Holdings, Inc. and its wholly owned subsidiary Bio-Path, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2020, approximately $13.5 million of its cash balance was not covered by the FDIC. As of December 31, 2019, the Company had approximately $20.4 million in cash on-hand, of which approximately $20.2 million was not covered by the FDIC. To date, the Company has not incurred any losses on its cash balances.

Furniture, fixtures and equipment - Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $0.1 million for each of the years ended December 31, 2020 and 2019, respectively.

The estimated useful lives are as follows:

Computers and equipment - 3 years

Furniture and fixtures - 7 years

Scientific equipment -7 years

Leasehold improvements - Lesser of useful life or lease term

Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred.

Long-Lived Assets – The Company’s long-lived assets consist of furniture, fixtures and equipment, leasehold improvements and right-of-use operating assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by a comparison of the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Research and Development Costs - Costs and expenses that can be clearly identified as research and development are charged to expense. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense.

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

Stock-Based Compensation - The Company records stock-based compensation expense measured using the fair value method. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. The Company's policy is to estimate forfeitures at the grant date and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these assumptions can materially affect the fair value estimate.

Net Loss Per Share - Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2020 and 2019, they were not included in the computation of any diluted per-share amount when a loss exists, as it would be anti-dilutive. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2020 and 2019. The calculation of diluted earnings per share for 2020 did not include 274,008 shares and 858,699 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of December 31, 2020 as the effect would be anti-dilutive. The calculation of diluted earnings per share for 2019 did not include 67,681 shares and 858,699 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of December 31, 2019 as the effect would be anti-dilutive.

Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S.”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends as well as on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from the Company’s estimates. These estimates include accrued clinical trial costs, stock-based compensation expense, valuation of warrants and valuation of deferred tax assets.

Income Taxes - Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Liquidity - Since its inception, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not generated significant revenues from its planned principal operations. The Company does not anticipate generating significant revenues for the foreseeable future. The Company’s activities are subject to significant risks and uncertainties.

The Company has experienced significant losses since its inception, including net losses of $10.9 million and $8.6 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had an accumulated deficit of $67.2 million and $13.8 million in cash and cash equivalents. The Company has no debt commitments. Substantially all of the Company’s net losses have resulted from costs incurred in connection with its research and development activities and its general and administrative expenses to support operations. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company believes that its available cash at December 31, 2020, together with the net proceeds received from the 2021 Registered Direct Offering, sales of common stock under the Offering Agreement and warrant exercises subsequent to December 31, 2020, each as described below, will be sufficient to fund liquidity and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements. However, the Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, prexigebersen-A, BP1002 and BP1003. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Recent Accounting Pronouncements - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by the Company as of the specified effective date. There are no recent accounting pronouncements that have a material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.8 million as of December 31, 2019 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial and BP1002 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during 2020, with advanced payments remaining to be expensed totaling $1.3 million as of December 31, 2020.

4.	Other Current Assets

As of December 31, 2020, other current assets included prepaid expenses of $0.9 million, comprised primarily of prepayments of $0.6 million made for the Company’s clinical trials for BP1002 in lymphoma and prexigebersen-A in solid tumors as well as prepaid insurance of $0.3 million. As of December 31, 2019, other current assets included prepaid expenses of $0.8 million, comprised primarily of prepayments made for the Company’s clinical trial for prexigebersen in AML of $0.6 million and prepaid insurance of $0.2 million.

5.	Property and Equipment

The following table summarizes property and equipment as of December 31, 2020 and 2019:

		December 31,
	Estimated Useful Lives	2020	2019
	(in years)	(in thousands)
Leasehold improvements	2 to 5	$463	$463
Computers and office equipment	3	60	60
Furniture and fixtures	7	46	46
Scientific equipment	7	460	460
Total		1,029	1,029
Less: Accumulated depreciation		(798)	(726)
Net property and equipment		$231	$303

6.	Accounts Payable

As of December 31, 2020, current liabilities included accounts payable of $0.1 million, comprised primarily of investor relations expenses and legal and patent fees of $0.1 million. As of December 31, 2019, current liabilities included accounts payable of $0.5 million, comprised primarily of amounts owed for external research expenses related to manufacturing costs of $0.3 million and legal and patent fees of $0.2 million.

7.	Accrued Expense

As of December 31, 2020, current liabilities included accrued expenses of $1.0 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $0.4 million, accrued employee vacation and bonus expenses of $0.4 million, manufacturing expenses of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2019, current liabilities included accrued expenses of $0.7 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, clinical and preclinical expenses of $0.2 million and other accrued expenses of $0.1 million.

8.	Stockholders’ Equity

Issuances of Common Stock - On January 14, 2019, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“Wainwright”) relating to an underwritten public offering of 429,616 shares of its common stock for gross proceeds of approximately $1.1 million (the “2019 Underwritten Offering”). The offering price to the public in the 2019 Underwritten Offering was $2.60 per share, and Wainwright agreed to purchase the shares in the 2019 Underwritten Offering from the Company pursuant to the underwriting agreement at a price of $2.418 per share. Additionally, the Company issued warrants to purchase up to 25,777 shares of its common stock in a private placement to Wainwright as compensation for its services as underwriter in connection with the 2019 Underwritten Offering. The 2019 Underwritten Offering closed on January 17, 2019. The net proceeds to the Company from the 2019 Underwritten Offering, after deducting the underwriting discounts and commissions and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the underwriter warrants, were approximately $0.9 million.

On January 18, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 648,233 shares of its common stock for gross proceeds of approximately $1.7 million (the “January 2019 Registered Direct Offering”). In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors Series A warrants to purchase up to 324,117 shares of its common stock (the “January 2019 Private Placement”). Additionally, the Company issued warrants to purchase up to 38,894 shares of its common stock in a private placement to Wainwright as compensation for its services as a placement agent in connection with the January 2019 Registered Direct Offering and the January 2019 Private Placement. The January 2019 Registered Direct Offering and the January 2019 Private Placement closed on January 23, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.5 million.

On March 12, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 712,910 shares of its common stock for gross proceeds of approximately $18.5 million (the “March 2019 Registered Direct Offering”). Additionally, the Company issued warrants to purchase up to 42,775 shares of its common stock in a private placement to Wainwright as compensation for its services as a placement agent in connection with the March 2019 Registered Direct Offering. The March 2019 Registered Direct Offering closed on March 14, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $17.0 million.

On November 21, 2019, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 808,080 shares of its common stock and warrants to purchase up to 606,060 shares of its common stock for gross proceeds of approximately $8.0 million under the Company’s shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”) (the “November 2019 Registered Direct Offering”). Additionally, the Company issued warrants to purchase up to 48,485 shares of its common stock to Wainwright as compensation for its services as a placement agent in connection with the November 2019 Registered Direct Offering, which warrants and the common stock issuable upon exercise of such warrants were registered under the 2019 Shelf Registration Statement. The November 2019 Registered Direct Offering closed on November 25, 2019. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $7.3 million.

The Company did not issue any common stock pursuant to the exercise of warrants during the year ended December 31, 2020. During the fiscal year ended December 31, 2019, the Company issued an aggregate of 409,875 shares of its common stock pursuant to the exercise of warrants at a weighted average exercise price of approximately $2.67 per share. The net proceeds to the Company from the exercise of the warrants were approximately $1.1 million.

At-The-Market Offering Agreement - On July 13, 2020, the Company entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with Wainwright, as sales agent and/or principal, pursuant to which the Company may offer and sell, from time to time, through or to Wainwright, shares of the Company’s common stock. Sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million, provided that the Company may be limited in the amount of securities that it can sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as the Company’s public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses.

As of December 31, 2020, the Company had offered and sold 850,000 shares of its common stock under the Offering Agreement for gross proceeds of approximately $4.6 million. The net proceeds from the offering, after deducting commissions and the Company’s offering expenses, were approximately $4.3 million.

9.	Stock-Based Compensation Plan

The 2017 Plan – On December 21, 2017, the Company’s stockholders approved the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (as amended, the “2017 Plan”), which replaced the First Amended 2007 Stock Incentive Plan, as amended (the “2007 Plan”). The 2007 Plan expired by its terms in January 2018, and no awards were made under the 2007 Plan from the approval of the 2017 Plan on December 21, 2017 until the expiration of the 2007 Plan. The 2017 Plan provides for the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Restricted Share Units, Stock Appreciation Rights, Performance-Based Awards and other stock-based awards, or any combination of the foregoing to the Company’s employees, non-employee directors and consultants. On December 19, 2019, the Company’s stockholders approved an amendment to the 2017 Plan to increase the number of shares reserved for grant and issuance pursuant to the 2017 Plan by 600,000 shares to 660,000 shares. As of December 31, 2020, there were 402,724 additional shares of common stock reserved for future issuance of awards under the 2017 Plan. Under the 2017 Plan, the exercise price of awards is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options intended to qualify as qualified Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award under the 2017 Plan shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change of control, as defined in the 2017 Plan.

Stock option awards granted for the years 2020 and 2019 were estimated to have a weighted average fair value per share of $4.34 and $16.26, respectively. The fair value calculation is based on stock options granted during the year using the Black-Scholes option-pricing model on the date of grant. In addition, for all stock options granted, exercise price was determined based on the fair value as determined by the closing stock price at the date of the grant. For stock options granted during 2020 and 2019 the following weighted average assumptions were used in determining fair value:

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

Option activity under the Plans for the year ended December 31, 2020 was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
		(per share)	(in years)
Year Ended December 31, 2020
Outstanding at December 31, 2019	68	$68.56	7.7	$-
Granted	211	5.01	9.4
Forfeited	(4)	7.19
Expired	(1)	28.67
Outstanding at December 31, 2020	274	$20.57	8.7	$3,750
Vested and expected to vest December 31, 2020	238	$22.66	8.7	$-
Exercisable at December 31, 2020	66	$63.95	7.2	$3,070

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount changes based on the fair value of the Company’s stock.

Option activity under the Plans for the year ended December 31, 2019 was as follows (in thousands, except as noted):

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

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on the fair value of the Company’s stock.

Stock-Based Compensation Expense – Total stock-based compensation expense for the year ended 2020 was $0.6 million, which consisted of research and development expense of $0.1 million and general and administrative expense of $0.5 million. As of December 31, 2020, future stock-based compensation expense for all outstanding unvested options was $0.9 million, which is expected to be recognized over a weighted-average vesting period of 2.6 years. Total stock-based compensation expense for the year ended 2019 was $0.7 million, which consisted of research and development expense of $0.1 million and general and administrative expense of $0.6 million.

10.	Warrants

A summary of warrants outstanding and exercisable as of December 31, 2020 is as follows (in thousands, except as noted):

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Year Issued	Outstanding	Life	Price	Exercisable	Price
		(in years)	(per share)		(per share)
2016	6	1.0	$466.26	6	$466.26
2017	23	1.4	118.95	23	118.95
2018	120	3.2	19.20	120	19.20
2019	710	3.8	11.31	710	11.31
	859	3.7	$18.67	859	$18.67

11.	Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan are $1.9 million as of December 31, 2020, comprised of $1.4 million for the manufacture of prexigebersen, BP1002 and BP1003 drug products, $0.2 million for manufacture of the Company’s Grb2 drug substance, $0.2 million for manufacturing development and $0.1 million for testing services. The Company expects to incur $1.5 million of these commitments over the next 12 months.

12.	Leases

In April 2014, the Company entered into a five-year lease agreement for administrative office space located in Bellaire, Texas. The term of the lease began on August 1, 2014 and was set to expire on July 31, 2019; however, in May 2019, the Company entered into an amendment to the lease agreement to extend the term of the lease for a period of five years, beginning on August 1, 2019 and ending on October 31, 2024.

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and was set to expire on April 30, 2019; however, in December 2018, the Company entered into an amendment to the lease agreement to extend the term for a period of three years, beginning on May 1, 2019 and ending on April 30, 2022.

At the inception of an agreement, the Company determines if the agreement is a lease based on the unique facts and circumstances in each agreement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For agreements that contain a lease, the Company identifies lease and non-lease components, determines the consideration in the contract, determines whether the lease is an operating or financing lease and recognizes right of use (“ROU”) assets and lease liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable so the Company uses an incremental borrowing rate based on the information available at the lease commencement date, which represents an estimated rate that would be incurred to borrow over a similar term in a similar economic environment. The weighted average incremental borrowing rate utilized on its lease liabilities as of December 31, 2020 was 8.0%.

The Company’s current leases include options to renew which can impact the lease term. The exercise of these options is at its discretion and the Company does not include any of these options within the expected lease term as there is no reasonable certainty these options will be exercised. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis within its consolidated financial statements. The Company’s leases are included in ROU assets, current portion of lease liabilities and noncurrent lease liabilities in its consolidated balance sheet for the year ended December 31, 2020.

The following table summarizes the Company’s operating lease assets and liabilities:

	December 31,
	2020	2019
	(in thousands)
Assets:
Operating lease assets	$288	$367

Liabilities:
Current portion of lease liabilities	94	85
Noncurrent lease liabilities	236	330
Total operating lease liabilities	$330	$415

The following table summarizes the Company’s lease related costs:

	December 31,
	2020	2019
	(in thousands)
Operating lease costs	$115	$114
Variable lease costs	6	6
Total lease costs	$121	$120

The Company made cash payments for its operating leases of $0.1 million for the year ended December 31, 2020. The Company recognized $0.3 million in 2019 for ROU assets and corresponding lease liabilities related to the amendment of its office lease in addition to the $0.1 million recognized upon adoption of the new lease standard on January 1, 2019.

The following table summarizes the Company’s expected minimum lease payments:

As of December 31, 2020
(in thousands)
2021	117
2022	98
2023	89
2024	76
Future minimum lease payments	380
Less: Interest	(50)
Present value of operating lease liabilities	$330

As of December 31, 2020, the weighted average remaining lease term was 3.5 years.

13.	Benefit Plan

The Company initiated a contribution savings plan under Section 401(k) of the Internal Revenue Code in 2016. Under the plan, all eligible employees may contribute up to the statutory allowable amount governed by the Internal Revenue Service for any calendar year. The Company makes matching contributions equal to 100% of the first 3% and 50% of the next 2% of each employee’s base salary up to the allowable amount, which is fully vested on the date the matching contributions are made. For the years ended December 31, 2020 and 2019, matching contributions totaled $30,000 and $29,000, respectively.

14.	Income Taxes

At December 31, 2020, the Company had a net operating loss carryforward for federal income tax purposes of $61.3 million, $35.8 million of which begins to expire in varying amounts in tax year 2026. Approximately $25.5 million of net operating losses, incurred after December 31, 2017, carryforward indefinitely. During each of the years ended December 31, 2020 and 2019, the Company raised additional equity capital. IRC Section 382 imposes certain limitations on the use of net operating losses and research and development tax credits to offset future taxable income when an ownership change has occurred. The Company has yet to determine whether an ownership change occurred in 2020 or 2019. If an ownership change is determined to have occurred, additional limitations on the Company’s net operating losses incurred prior to the ownership change may apply. The Company has a research and development tax credit carryforward of $2.9 million for federal income tax purposes that begins to expire in varying amounts in tax year 2028.

In assessing the ability to realize its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers evidence such as the reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets. As such, a valuation allowance has been recorded to offset the Company’s net deferred tax assets at December 31, 2020. The Company recorded an increase in the valuation allowance of $3.0 million for the year ended December 31, 2020.

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2020 and 2019. The valuation allowance was $16.4 million and $13.4 million as of December 31, 2020 and 2019, respectively.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets – non-current

Accrued bonuses	$53	$64
Accrued vacation	24	16
Net operating loss (NOL) carryover	12,876	10,789
Research & development tax credits	2,902	2,070
Share based expense	472	401
Other	4	4
Right of use lease liability	69	-
Fixed asset depreciation	55	61
Total deferred tax asset	16,455	13,405
Less: valuation allowance	(16,395)	(13,405)
Net deferred tax asset	60	-
Right of use asset	(60)	-
Net deferred tax asset	$-	$-

Reconciliation between income taxes at the statutory tax rate (21%) and the actual income tax provision for continuing operations follows:

	December 31,
	2020	2019
	(in thousands)
Loss before income taxes	$(10,882)	$(8,599)
Tax (benefit) at statutory tax rate	(2,285)	(1,806)
Effects of:
Exclusion of incentive stock option expense	50	53
R&D tax credits	(832)	(290)
Increase (decrease) in valuation allowance	2,990	2,041
Carryforward adjustment	77	2
Provision for income taxes	$-	$-

As of December 31, 2020, the Company had no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded as of the year ended December 31, 2020, and no interest or penalties have been accrued as of December 31, 2020 and 2019, respectively.

The Company’s open years for Internal Revenue Service (IRS) examination purposes due to normal statute of limitation are 2017, 2018 and 2019. However, since the Company has operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the Internal Revenue Code of 1986, as amended, in order to redetermine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction was claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss was claimed. The Company is not currently under examination by the IRS or any other taxing authorities.

15.	Subsequent Events

At-The-Market Offering - Subsequent to December 31, 2020, the Company offered and sold 278,800 shares of its common stock under the Offering Agreement for gross proceeds of approximately $2.3 million. The net proceeds from the offering, after deducting commissions and the Company’s offering expenses, were approximately $2.2 million.

Warrant Exercises - Subsequent to December 31, 2020, the Company issued an aggregate of 416,655 shares of its common stock pursuant to the exercise of warrants at a weighted average exercise price of approximately $9.90 per share. The net proceeds to the Company from the exercise of the warrants were approximately $4.1 million.

2021 Registered Direct Offering - On February 16, 2021, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to a public offering of 1,710,600 shares of its common stock for gross proceeds of approximately $13.0 million under the 2019 Shelf Registration Statement (the “2021 Registered Direct Offering”). In addition, on February 16, 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to sell an aggregate of 1,650,000 shares of its common stock in the 2021 Registered Direct Offering to such investors. The 2021 Registered Direct Offering closed on February 18, 2021. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, were approximately $12.2 million.

