Form 10-Q
period 2021-03-31
BIO-PATH HOLDINGS INC
filed 2021-05-13
CIK 1133818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

At May 6, 2021, the Company had 6,960,164 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2020, and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith;
•	our lack of significant revenue to date, our history of recurring operating losses and our expectation of future operating losses;
•	our need for substantial additional capital and our need to delay, reduce or eliminate our drug development and commercialization efforts if we are unable to raise additional capital;
•	the highly-competitive nature of the pharmaceutical and biotechnology industry and our ability to compete effectively;
•	the success of our plans to use collaboration arrangements to leverage our capabilities;
•	our ability to retain and attract key personnel;
•	the risk of misconduct of our employees, agents, consultants and commercial partners;
•	disruptions to our operations due to expansions of our operations;
•	the costs we would incur if we acquire or license technologies, resources or drug candidates;
•	risks associated with product liability claims;
•	our reliance on information technology systems and the liability or interruption associated with cyber-attacks or other breaches of our systems;
•	our ability to use net operating loss carryforwards;
•	provisions in our charter documents and state law that may prevent a change in control;
•	work slowdown or stoppage at government agencies could negatively impact our business;
•	our need to complete extensive clinical trials and the risk that we may not be able to demonstrate the safety and efficacy of our drug candidates;
•	risks that our clinical trials may be delayed or terminated;
•	our ability to obtain domestic and/or foreign regulatory approval for our drug candidates;
•	changes in existing laws and regulations affecting the healthcare industry;
•	our reliance on third parties to conduct clinical trials for our drug candidates;
•	our ability to maintain orphan drug exclusivity for our drug candidates;
•	our reliance on third parties for manufacturing our clinical drug supplies;
•	risks associated with the manufacture of our drug candidates;

•	our ability to establish sales and marketing capabilities relating to our drug candidates;
•	market acceptance of our drug candidates;
•	third-party payor reimbursement practices;
•	our ability to adequately protect the intellectual property of our drug candidates;
•	infringement on the intellectual property rights of third parties;
•	costs and time relating to litigation regarding intellectual property rights;
•	our ability to adequately prevent disclosure by our employees or others of trade secrets and other proprietary information;
•	our need to raise additional capital;
•	the volatility of the trading price of our common stock;
•	our common stock being thinly traded;
•	our ability to issue shares of common or preferred stock without approval from our stockholders;
•	our ability to pay cash dividends;
•	costs and expenses associated with being a public company; and
•	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market.

Please also refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2020, “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

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

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	As of March 31,	As of December 31,
	2021	2020
Assets

Current assets
Cash	$30,793	$13,755
Prepaid drug product	975	1,273
Other current assets	850	928

Total current assets	32,618	15,956

Fixed assets
Furniture, fixtures & equipment	1,029	1,029
Less accumulated depreciation	(816)	(798)
	213	231

Right of use operating assets	268	288

Total Assets	$33,099	$16,475

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$394	$100
Accrued expenses	1,025	975
Current portion of lease liabilities	96	94

Total current liabilities	1,515	1,169

Noncurrent lease liabilities	211	236

Total Liabilities	1,726	1,405

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000 shares authorized; 6,960 and 4,542 shares issued and outstanding, respectively	7	5
Additional paid in capital	101,034	82,286
Accumulated deficit	(69,668)	(67,221)

Total shareholders' equity	31,373	15,070

Total Liabilities & Shareholders' Equity	$33,099	$16,475

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses

Research and development	$1,261	$2,008
General and administrative	1,187	1,336

Total operating expenses	2,448	3,344

Net operating loss	$(2,448)	$(3,344)

Other income
Interest income	1	20

Total other income	1	20

Net loss	$(2,447)	$(3,324)

Net loss per share, basic and diluted	$(0.43)	$(0.90)

Basic and diluted weighted average number of common shares outstanding	5,721	3,692

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities

Net loss	$(2,447)	$(3,324)

Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	140	170
Amortization of right of use assets	20	19
Depreciation	18	18
(Increase) decrease in operating assets
Prepaid drug product	298	12
Other current assets	78	250
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	344	341
Lease liabilities	(23)	(21)
Net cash used in operating activities	(1,572)	(2,535)

Cash flow from financing activities

Net proceeds from sale of common stock	14,453	-
Net proceeds from exercise of warrants	4,157	-
Net cash provided by financing activities	18,610	-

Net increase (decrease) in cash	17,038	(2,535)

Cash, beginning of period	13,755	20,426
Cash, end of period	$30,793	$17,891

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	3,692	$4	$77,421	$(56,339)	$21,086

Stock-based compensation	-	-	170	-	170

Net loss	-	-	-	(3,324)	(3,324)

Balance at March 31, 2020	3,692	$4	$77,591	$(59,663)	$17,932

Balance at December 31, 2020	4,542	$5	$82,286	$(67,221)	$15,070

Issuance of common stock, net of fees	1,989	2	14,451	-	14,453
		-			-
Exercise of warrants, net of fees	429	-	4,157	-	4,157
					-
Stock-based compensation	-	-	140	-	140

Net loss	-	-	-	(2,447)	(2,447)

Balance at March 31, 2021	6,960	$7	$101,034	$(69,668)	$31,373

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2020. The results of operations for the period ended March 31, 2021, are not necessarily indicative of the results for a full-year period.

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

Net Loss Per Share - Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of March 31, 2021 and 2020, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three months ended March 31, 2021 and 2020. The calculation of diluted earnings per share for 2021 did not include 486,408 shares and 429,791 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of March 31, 2021 as the effect would be antidilutive. The calculation of diluted earnings per share for 2020 did not include 166,008 shares and 858,698 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of March 31, 2020 as the effect would be antidilutive.

Fair Value - The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.	Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $1.3 million as of December 31, 2020 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial and BP1002 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first quarter of 2021, with advanced payments remaining to be expensed totaling $1.0 million as of March 31, 2021.

4.	Other Current Assets

As of March 31, 2021, other current assets included prepaid expenses of $0.9 million, comprised primarily of prepayments of $0.6 million made for the Company’s clinical trials for BP1002 in lymphoma and prexigebersen-A in solid tumors as well as prepaid expenses related to insurance, preclinical studies and other prepaid expenses of $0.1 million each. As of December 31, 2020, other current assets included prepaid expenses of $0.9 million, comprised primarily of prepayments of $0.6 million made for the Company’s clinical trials for BP1002 in lymphoma and prexigebersen-A in solid tumors as well as prepaid insurance of $0.3 million.

5.	Accounts Payable

As of March 31, 2021, current liabilities included accounts payable of $0.4 million, comprised primarily of amounts owed for drug supply manufacturing of $0.2 million, legal and patent fees of $0.1 million and amounts owed to the Company’s contract research organization for its clinical trial for prexigebersen in AML of $0.1 million. As of December 31, 2020, current liabilities included accounts payable of $0.1 million, comprised primarily of investor relations expenses and legal and patent fees of $0.1 million.

6.	Accrued Expense

As of March 31, 2021, current liabilities included accrued expenses of $1.0 million, comprised primarily of accrued employee vacation and bonus expenses of $0.5 million, expenses related to the Company’s clinical trial for prexigebersen in AML of $0.3 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2020, current liabilities included accrued expenses of $1.0 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $0.4 million, accrued employee vacation and bonus expenses of $0.4 million, manufacturing expenses of $0.1 million and other accrued expenses of $0.1 million.

7.	Stockholders’ Equity

Issuances of Common Stock - On February 16, 2021, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to a public offering of 1,710,600 shares of its common stock for gross proceeds of approximately $13.0 million under the Company’s shelf registration statement on Form S-3 (File No. 333-231537) (the “2019 Shelf Registration Statement”), which was declared effective by the SEC on June 5, 2019 (the “2021 Registered Direct Offering”). In addition, on February 16, 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to sell an aggregate of 1,650,000 shares of its common stock in the 2021 Registered Direct Offering to such investors. The 2021 Registered Direct Offering closed on February 18, 2021. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, were approximately $12.2 million.

During the three months ended March 31, 2021, the Company issued an aggregate of 428,907 shares of its common stock pursuant to the exercise of warrants at a weighted average exercise price of approximately $9.71 per share. The net proceeds to the Company from the exercise of the warrants were approximately $4.2 million.

At-The-Market Offering Agreement - On July 13, 2020, the Company entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which the Company may offer and sell, from time to time, through or to Wainwright, shares of the Company’s common stock. Sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses.

During the three months ended March 31, 2021, the Company offered and sold 278,800 shares of its common stock under the Offering Agreement for net proceeds of approximately $2.3 million.

Stockholders’ Equity totaled $31.4 million as of March 31, 2021 compared to $15.1 million as of December 31, 2020. There were 6,960,164 shares of common stock issued and outstanding as of March 31, 2021. There were no shares of preferred stock issued and outstanding as of March 31, 2021.

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

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.2 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the three months ended March 31, 2021 and 2020 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended March 31, 2021 and 2020 was $29,000 and $21,000, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2021 and 2020, respectively:

	2021	2020
Risk-free interest rate	1.18%	0.55%
Expected volatility	127%	123%
Expected term in years	6.1	5.8
Dividend yield	-%	-%

The following summary represents option activity under the Company’s stock-based compensation plans for the three months ended March 31, 2021:

	Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2020	274	$20.57
Granted	212	7.02
Outstanding at March 31, 2021	486	14.63
Exercisable at March 31, 2021	92	$47.36

As of March 31, 2021, the aggregate intrinsic value of outstanding stock options was $0.4 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. This amount changes based on the fair value of the Company’s stock.

As of March 31, 2021, unamortized stock-based compensation expense for all outstanding options was $1.9 million, which is expected to be recognized over a weighted average vesting period of 3.3 years.

9.	Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $2.6 million as of March 31, 2021, comprised of $1.3 million for the manufacture of prexigebersen, BP1002, and BP1003 drug products, $1.1 million for manufacture of the Company’s Grb2 drug substance, $0.1 million for manufacturing development and $0.1 million for testing services. The Company expects to incur $1.7 million of these commitments over the next 12 months.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2020. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements due to the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith. To date, COVID-19’s impact on our operations has been limited to the inability to travel to clinical trial sites, clinical trial sites not allowing nonessential personnel on site for the purpose of monitoring activity and delays in the manufacture of our drug requirements by contracted third-party manufacturers. We anticipate COVID-19 may have an effect on patient recruiting in the near term as social distancing mandates are in effect. We believe these operational issues can be managed through remote monitoring capabilities currently being developed and deployed. Our actual results could also differ materially from those anticipated in these forward-looking statements for many other reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2020, the matters discussed in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q, and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

Overview

We are a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 80 patients, our DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have four drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), which targets growth factor receptor-bound protein 2 (Grb2), initially started the efficacy portion of a Phase 2 clinical trial for untreated acute myeloid leukemia (“AML”) patients in combination with low-dose cytarabine (“LDAC”). The interim data released on March 6, 2019 showed that 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved complete remission (“CR”), including one CR with incomplete hematologic recovery (“CRi”) and one morphologic leukemia free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. However, DNA hypomethylating agents are now the most frequently used agents in the treatment of elderly AML patients in the U.S. and Europe. As a result, Stage 2 of the Phase 2 trial in AML was amended to remove the combination treatment of prexigebersen and LDAC and replace it with the combination treatment of prexigebersen and decitabine, a DNA hypomethylating agent, for treatment of a second cohort of untreated AML patients. Since decitabine is also used as a treatment for relapsed/refractory AML patients, a cohort of relapsed/refractory AML patients was also added to the study.

The U.S. Food and Drug Administration (“FDA”) recently granted approval of venetoclax in combination with LDAC, decitabine or azacytidine (the latter two drugs are DNA hypomethylating agents) as frontline therapy for newly diagnosed AML in adults who are 75 years or older, or who have comorbidities precluding intensive induction chemotherapy. We believe this recent approval of the frontline venetoclax and decitabine combination therapy provides an opportunity for combining prexigebersen with the combination therapy for the treatment of de novo AML patients. Preclinical efficacy studies for the triple combination treatment of prexigebersen, decitabine and venetoclax in AML have been successfully completed. In the preclinical efficacy studies, four AML cancer cell lines were treated with three different combinations of decitabine, venetoclax and prexigebersen. Decrease in AML cell viability was the primary measure of efficacy. The triple combination of decitabine, venetoclax and prexigebersen showed significant improvement in efficacy in three of the four AML cell lines. Based on these results, we believe that adding prexigebersen to the treatment combination of decitabine and venetoclax could lead to improved efficacy in AML patients. Accordingly, we further amended Stage 2 of this Phase 2 clinical trial to add the triple combination treatment comprised of prexigebersen, decitabine and venetoclax.

Bio-Path’s approved amended Stage 2 for this Phase 2 clinical trial currently has three cohorts of patients. The first two cohorts will treat patients with the triple combination of prexigebersen, decitabine and venetoclax. The first cohort will include untreated AML patients, and the second cohort will include relapsed/refractory AML patients. Finally, the third cohort will treat relapsed/refractory AML patients who are venetoclax-resistant or -intolerant with the two-drug combination of prexigebersen and decitabine. The full trial design plans have approximately 98 evaluable patients for the first cohort having untreated AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax-resistant or -intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at ten clinical sites in the U.S., and Gail J. Roboz, MD is the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is a professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College of Cornell University and the New York-Presbyterian Hospital in New York City. On August 13, 2020, we announced the enrollment and dosing of the first patient in this approved amended Stage 2 of the Phase 2 clinical trial.

On April 5, 2021, we announced the successful completion of the safety run-in of Stage 2 of the Phase 2 clinical study. In the safety run-in of the triple combination, six evaluable patients were treated with the combination of prexigebersen, decitabine and venetoclax. These patients included four relapsed/refractory AML patients, and two newly diagnosed AML patients. In the preliminary safety data review, five of the patients (83%) responded to treatment, including four (67%) achieving CR and one (17%) achieving CRi. Recent publications provide that CR rates to combination treatment with decitabine and venetoclax (but without prexigebersen) are 42 to 52% for relapsed/refractory AML patients and 0 to 39% for relapsed/refractory secondary AML patients. Response rates to frontline treatment with decitabine and venetoclax (but without prexigebersen) are 62 to 71% for newly diagnosed AML patients.  These preliminary data showed the treatment was well-tolerated and there were no dose limiting toxicities attributed to prexigebersen. Three patients remained on treatment for more than one cycle.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an Investigational New Drug (“IND”) application for BP1002. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and chronic lymphocytic leukemia patients. The Phase 1 clinical trial is being conducted at several leading cancer centers, including The University of Texas MD Anderson Cancer Center, the Georgia Cancer Center and the Sarah Cannon Research Institute. Ian W. Flynn, MD is the national coordinating Principal Investigator for the Phase 1 trial. Dr. Flynn serves as the director of lymphoma research at the Sarah Cannon Research Institute. On November 19, 2020, we announced the enrollment and dosing of the first patient in the Phase 1 clinical trial.

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

Our patent portfolio currently includes three issued patents in the U.S. for claims related to DNAbilize®:

Patent No.	Title	Date Issued
9,744,187	P-ethoxy nucleic acids for liposomal formulation	August 29, 2017

10,335,428	P-ethoxy nucleic acids for liposomal formulation	July 2, 2019

10,898,506	P-ethoxy nucleic acids for liposomal formulation	January 26, 2021

In addition, the United States Patent and Trademark Office has granted a patent related to treatment methods using the Company’s lead product candidate, prexigebersen, in combination with either a cytidine analogue, such as decitabine, or the Bcr-Abl tyrosine kinase inhibitors dasatinib and nilotinib. This patent was issued as U.S. Patent No. 10,927,379 on February 23, 2021. The patent will offer target-specific protection for on-going clinical trials using prexigebersen in combination with decitabine as a treatment for AML. We have four additional pending patent applications for compositions and methods of use for specific drug targets. We continue our efforts to build protection around our technology as it safeguards our platform technology and target-specific technology, is a deterrent to would-be competitors and creates value around our core competencies.

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

As of March 31, 2021, we had an accumulated deficit of $69.7 million. Our net loss was $2.4 million and $3.3 million for the three months ended March 31, 2021 and 2020, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Revenue. We had no revenue for each of the three months ended March 31, 2021 and 2020.

Research and Development Expense. Our research and development expense for the three months ended March 31, 2021 was $1.3 million, a decrease of $0.7 million compared to the three months ended March 31, 2020. The decrease in research and development expense was primarily due to decreased preclinical expense related to timing of activities for BP1003 as well as decreased clinical trial expense due to timing of activities for our Phase 2 clinical trial of prexigebersen in AML and our Phase 1 clinical trial of BP1002 in lymphoma. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development expense	$1,232	$1,987
Non-cash stock-based compensation expense	29	21
Total research and development expense	$1,261	$2,008

General and Administrative Expense. Our general and administrative expense for the three months ended March 31, 2021 was $1.2 million, a decrease of $0.1 million compared to the three months ended March 31, 2020. The decrease in general and administrative expense was primarily due to decreased franchise tax expense. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2021	2020
General and administrative expense	$1,076	$1,187
Non-cash stock-based compensation expense	111	149
Total general and administrative expense	$1,187	$1,336

Net Operating Loss. Our net loss from operations for the three months ended March 31, 2021 was $2.4 million, a decrease of $0.9 million compared to the three months ended March 31, 2020.

Net Loss. Our net loss for the three months ended March 31, 2021 was $2.4 million, a decrease of $0.9 million compared to the three months ended March 31, 2020.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.43 per share for the three months ended March 31, 2021, compared to $0.90 per share for the three months ended March 31, 2020. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $30.8 million as of March 31, 2021, an increase of $17.0 million compared to December 31, 2020. We believe that our available cash at March 31, 2021 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2021 was $1.6 million. Excluding non-cash stock-based compensation expense of $0.1 million, net cash used in operating activities consisted primarily of the net loss for the period of $2.4 million, a decrease in prepaid drug product and other current assets of $0.4 and an increase in current liabilities of $0.3 million. Net cash used in operating activities for the three months ended March 31, 2020 was $2.5 million. Excluding non-cash stock-based compensation expense of $0.2 million, net cash used in operating activities consisted primarily of the net loss for the period of $3.3 million, an increase in current liabilities of $0.3 million and a decrease in other current assets of $0.3 million.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2021 was $18.6 million. Net cash provided by financing activities consisted primarily of net proceeds of $12.2 million from the 2021 Registered Direct Offering and net proceeds of $2.3 million from sales of our common stock under the Offering Agreement, each as described below, as well as net proceeds of $4.2 million from the exercise of warrants to purchase shares of our common stock. There were no financing activities for the three months ended March 31, 2020.

2019 Shelf Registration Statement

On May 16, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on January 9, 2017 (File No. 333-215205), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2019 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $125.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, and (ii) up to 5,149 shares of our common stock pursuant to the exercise of warrants that were issued in connection with a registered direct offering in 2016. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

At-The-Market Offering Agreement

On July 13, 2020, we entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which we may offer and sell, from time to time, through or to Wainwright, shares of our common stock. Sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. During the three months ended March 31, 2021, we offered and sold 278,800 shares of our common stock under the Offering Agreement for net proceeds of approximately $2.3 million. As of March 31, 2021, we had offered and sold 1,128,800 shares of our common stock under the Offering Agreement for gross proceeds of approximately $6.9 million. The net proceeds from the offering, after deducting commissions and our offering expenses, were approximately $6.6 million.

2021 Registered Direct Offering

On February 16, 2021, we entered into a placement agency agreement with Roth Capital Partners, LLC relating to a public offering of 1,710,600 shares of our common stock for gross proceeds of approximately $13.0 million under the 2019 Shelf Registration Statement (the “2021 Registered Direct Offering”). In addition, on February 16, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to sell an aggregate of 1,650,000 shares of our common stock in the 2021 Registered Direct Offering to such investors. The 2021 Registered Direct Offering closed on February 18, 2021. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and our offering expenses, were approximately $12.2 million.

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen, prexigebersen-A, BP1002 and BP1003. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2020. For more information, see Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. There have been no significant changes to our critical accounting policies from those disclosed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of the year ended December 31, 2020.

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

Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2020.

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

Dated: May 13, 2021	BIO-PATH HOLDINGS, INC.

	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)