Form 10-Q
period 2021-06-30
BIO-PATH HOLDINGS INC
filed 2021-08-12
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At August 6, 2021, the Company had 6,960,164 outstanding shares of common stock, par value $0.001 per share.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2020, and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith;
●our lack of significant revenue to date, our history of recurring operating losses and our expectation of future operating losses;
●our need for substantial additional capital and our need to delay, reduce or eliminate our drug development and commercialization efforts if we are unable to raise additional capital;
●the highly-competitive nature of the pharmaceutical and biotechnology industry and our ability to compete effectively;
●the success of our plans to use collaboration arrangements to leverage our capabilities;
●our ability to retain and attract key personnel;
●the risk of misconduct of our employees, agents, consultants and commercial partners;
●disruptions to our operations due to expansions of our operations;
●the costs we would incur if we acquire or license technologies, resources or drug candidates;
●risks associated with product liability claims;
●our reliance on information technology systems and the liability or interruption associated with cyber-attacks or other breaches of our systems;
●our ability to use net operating loss carryforwards;
●provisions in our charter documents and state law that may prevent a change in control;
●work slowdown or stoppage at government agencies could negatively impact our business;
●our need to complete extensive clinical trials and the risk that we may not be able to demonstrate the safety and efficacy of our drug candidates;
●risks that our clinical trials may be delayed or terminated;
●our ability to obtain domestic and/or foreign regulatory approval for our drug candidates;
●changes in existing laws and regulations affecting the healthcare industry;
●our reliance on third parties to conduct clinical trials for our drug candidates;
●our ability to maintain orphan drug exclusivity for our drug candidates;
●our reliance on third parties for manufacturing our clinical drug supplies;
●risks associated with the manufacture of our drug candidates;
●our ability to establish sales and marketing capabilities relating to our drug candidates;
●market acceptance of our drug candidates;
●third-party payor reimbursement practices;
●our ability to adequately protect the intellectual property of our drug candidates;

●infringement on the intellectual property rights of third parties;
●costs and time relating to litigation regarding intellectual property rights;
●our ability to adequately prevent disclosure by our employees or others of trade secrets and other proprietary information;
●our need to raise additional capital;
●the volatility of the trading price of our common stock;
●our common stock being thinly traded;
●our ability to issue shares of common or preferred stock without approval from our stockholders;
●our ability to pay cash dividends;
●costs and expenses associated with being a public company; and
●our ability to maintain compliance with the listing standards of the Nasdaq Capital Market.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	As of June 30,	As of December 31,
	2021	2020

Assets

Current assets
Cash	$28,093	$13,755
Prepaid drug product	1,536	1,273
Other current assets	1,010	928
Total current assets	30,639	15,956

Fixed assets
Furniture, fixtures & equipment	1,076	1,029
Less accumulated depreciation	(834)	(798)
	242	231

Right of use operating assets	246	288

Total Assets	$31,127	$16,475

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$507	$100
Accrued expenses	582	975
Current portion of lease liabilities	94	94
Total current liabilities	1,183	1,169

Noncurrent lease liabilities	190	236

Total Liabilities	1,373	1,405

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.001 par value; 200,000 shares authorized; 6,960 and 4,542 shares issued and outstanding, respectively	7	5

Additional paid in capital	101,223	82,286
Accumulated deficit	(71,476)	(67,221)

Total shareholders' equity	29,754	15,070

Total Liabilities & Shareholders' Equity	$31,127	$16,475

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating expenses

Research and development	$760	$1,030	$2,021	$3,038
General and administrative	1,049	1,013	2,236	2,349

Total operating expenses	1,809	2,043	4,257	5,387

Net operating loss	$(1,809)	$(2,043)	$(4,257)	$(5,387)

Other income
Interest income	1	3	2	23

Total other income	1	3	2	23

Net loss	$(1,808)	$(2,040)	$(4,255)	$(5,364)

Net loss per share, basic and diluted	$(0.26)	$(0.55)	$(0.67)	$(1.45)
Basic and diluted weighted average number of common shares outstanding	6,960	3,692	6,344	3,692

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flow from operating activities

Net loss	$(4,255)	$(5,364)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	329	289
Amortization of right of use assets	42	38
Depreciation	36	36
(Increase) decrease in operating assets
Prepaid drug product	(263)	(303)
Other current assets	(82)	(646)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	14	(23)
Lease liabilities	(46)	(42)

Net cash used in operating activities	(4,225)	(6,015)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(47)	—

Net cash used in investing activities	(47)	—

Cash flow from financing activities

Net proceeds from sale of common stock	14,453	—
Net proceeds from exercise of warrants	4,157	—

Net cash provided by financing activities	18,610	—

Net increase (decrease) in cash	14,338	(6,015)

Cash, beginning of period	13,755	20,426

Cash, end of period	$28,093	$14,411

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2020	3,692	$4	$77,591	$(59,663)	$17,932

Stock-based compensation	—	—	119	—	119

Net loss	—	—	—	(2,040)	(2,040)

Balance at June 30, 2020	3,692	$4	$77,710	$(61,703)	$16,011

Balance at March 31, 2021	6,960	$7	$101,034	$(69,668)	$31,373

Stock-based compensation	—	—	189	—	189

Net loss	—	—	—	(1,808)	(1,808)

Balance at June 30, 2021	6,960	$7	$101,223	$(71,476)	$29,754

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	3,692	$4	$77,421	$(56,339)	$21,086

Stock-based compensation	—	—	289	—	289

Net loss	—	—	—	(5,364)	(5,364)

Balance at June 30, 2020	3,692	$4	$77,710	$(61,703)	$16,011

Balance at December 31, 2020	4,542	$5	$82,286	$(67,221)	$15,070

Issuance of common stock, net of fees	1,989	2	14,451	—	14,453

Exercise of warrants, net of fees	429	—	4,157	—	4,157

Stock-based compensation	—	—	329	—	329

Net loss	—	—	—	(4,255)	(4,255)

Balance at June 30, 2021	6,960	$7	$101,223	$(71,476)	$29,754

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2020. The results of operations for the period ended June 30, 2021, are not necessarily indicative of the results for a full-year period.

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

2.            Significant Accounting Policies

Net Loss Per Share – Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of June 30, 2021 and 2020, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three and six months ended June 30, 2021 and 2020. The calculation of diluted earnings per share for 2021 did not include 485,908 shares and 429,791 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of June 30, 2021 as the effect would be antidilutive. The calculation of diluted earnings per share for 2020 did not include 267,321 shares and 858,698 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of June 30, 2020 as the effect would be antidilutive.

Fair Value - The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.            Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $1.3 million as of December 31, 2020 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial and BP1002 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first six months of 2021, with advanced payments remaining to be expensed totaling $1.5 million as of June 30, 2021.

4.            Other Current Assets

As of June 30, 2021, other current assets included prepaid expenses of $1.0 million, comprised primarily of prepayments of $0.9 million made for the Company’s clinical trials for BP1002 in lymphoma, prexigebersen in AML and prexigebersen-A in solid tumors as well as prepaid expenses related to preclinical studies of $0.1 million. As of December 31, 2020, other current assets included prepaid expenses of $0.9 million, comprised primarily of prepayments of $0.6 million made for the Company’s clinical trials for BP1002 in lymphoma and prexigebersen-A in solid tumors as well as prepaid insurance of $0.3 million.

5.            Accounts Payable

As of June 30, 2021, current liabilities included accounts payable of $0.5 million, comprised primarily of amounts owed to the Company’s contract research organization for its clinical trial for prexigebersen in AML of $0.2 million, amounts owed for drug supply manufacturing of $0.2 million and other payables of $0.1 million. As of December 31, 2020, current liabilities included accounts payable of $0.1 million, comprised primarily of investor relations expenses and legal and patent fees of $0.1 million.

6.            Accrued Expense

As of June 30, 2021, current liabilities included accrued expenses of $0.6 million, comprised primarily of accrued employee vacation and bonus expenses of $0.3 million, manufacturing and testing services of $0.1 million, professional and consulting fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2020, current liabilities included accrued expenses of $1.0 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $0.4 million, accrued employee vacation and bonus expenses of $0.4 million, manufacturing expenses of $0.1 million and other accrued expenses of $0.1 million.

7.            Stockholders’ Equity

Issuances of Common Stock - On February 16, 2021, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to a public offering of 1,710,600 shares of its common stock for gross proceeds of approximately $13.0 million under the Company’s shelf registration statement on Form S-3 (File No. 333-231537) (the “2019 Shelf Registration Statement”), which was declared effective by the SEC on June 5, 2019 (the “2021 Public Offering”). In addition, on February 16, 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to sell an aggregate of 1,650,000 shares of its common stock in the 2021 Public Offering to such investors. The 2021 Public Offering closed on February 18, 2021. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, were approximately $12.2 million.

During the six months ended June 30, 2021, the Company issued an aggregate of 428,907 shares of its common stock pursuant to the exercise of warrants at a weighted average exercise price of approximately $9.71 per share. The net proceeds to the Company from the exercise of the warrants were approximately $4.2 million.

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

During the six months ended June 30, 2021, the Company offered and sold 278,800 shares of its common stock under the Offering Agreement for net proceeds of approximately $2.3 million.

Stockholders’ Equity totaled $29.8 million as of June 30, 2021 compared to $15.1 million as of December 31, 2020. There were 6,960,164 shares of common stock issued and outstanding as of June 30, 2021. There were no shares of preferred stock issued and outstanding as of June 30, 2021.

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

Stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $0.2 million and $0.1 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the three months ended June 30, 2021 and 2020 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended June 30, 2021 and 2020 was $45,000 and $24,000, respectively.

Stock-based compensation expense for each of the six months ended June 30, 2021 and 2020 was $0.3 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the six months ended June 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the six months ended June 30, 2021 and 2020 was $0.1 million and $45,000, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2021 and 2020, respectively:

	2021	2020
Risk-free interest rate	1.18%	0.55%
Expected volatility	127%	122%
Expected term in years	6.1	6.0
Dividend yield	—%	—%

The following summary represents option activity under the Company’s stock-based compensation plans for the six months ended June 30, 2021:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2020	274	$20.57
Granted	212	7.02
Outstanding at June 30, 2021	486	14.58
Exercisable at June 30, 2021	125	$36.47

As of June 30, 2021, the aggregate intrinsic value of outstanding stock options was $0.3 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. This amount changes based on the fair value of the Company’s stock.

As of June 30, 2021, unamortized stock-based compensation expense for all outstanding options was $1.8 million, which is expected to be recognized over a weighted average vesting period of 3.1 years.

9.            Commitments and Contingencies

Drug Supplier Project Plan –Total commitments for the Company’s drug supplier project plan were $2.1 million as of June 30, 2021, comprised of $1.0 million for the manufacture of prexigebersen, BP1002, and BP1003 drug products, $0.9 million for manufacture of the Company’s Grb2 drug substance, $0.1 million for manufacturing development and $0.1 million for testing services. The Company expects to incur $1.6 million of these commitments over the next 12 months.

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

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (“NSCLC”) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. We expect to complete several IND enabling studies of BP1003 in 2021. If those studies are successful, our goal is to file an IND in the fourth quarter of 2021 or the first quarter of 2022 for the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named prexigebersen-A, Bio-Path’s fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Prexigebersen-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. In late 2019, we filed an IND application to initiate a

Phase 1 clinical trial of prexigebersen-A in patients with solid tumors, including ovarian, endometrial, pancreatic and breast cancer. Ovarian cancer is one of the most common types of gynecologic malignancies, with approximately 50% of all cases occurring in women older than 63 years. This trial is expected to commence after the IND has been cleared by the FDA, which we currently anticipate being in 2021.

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

Our patent portfolio currently includes five issued patents in the U.S.:

Claims Related to DNAbilize®

Patent No.	Title	Date Issued
9,744,187	P-ethoxy nucleic acids for liposomal formulation	August 29, 2017

10,335,428	P-ethoxy nucleic acids for liposomal formulation	July 2, 2019

10,898,506	P-ethoxy nucleic acids for liposomal formulation	January 26, 2021

Compositions and Methods of Use for Specific Drug Targets

Patent No.	Title	Date Issued
10,927,379	Combination therapy with liposomal antisense oligonucleotides	February 23, 2021

11,041,153	P-ethoxy nucleic acids for STAT3 inhibition	June 22, 2021

We have six additional pending patent applications. We continue our efforts to build protection around our technology as it safeguards our platform technology and target-specific technology, is a deterrent to would-be competitors and creates value around our core competencies.

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

As of June 30, 2021, we had an accumulated deficit of $71.5 million. Our net loss was $1.8 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively. Our net loss was $4.3 million and $5.4 million for the six months ended June 30, 2021 and 2020, respectively.We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including the development of our drug candidates. Our research and development expenses consist of:

●	expenses related to research and development personnel, including salaries and benefits, travel and stock-based compensation;
●	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, clinical investigative sites, laboratories, manufacturing organizations and consultants; and
●	costs of materials used during research and development activities.

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

We expect research and development expenses associated with the completion of the associated clinical trials to be substantial and to increase over time. The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our drug candidates or the period, if any, in which material net cash inflows from our drug candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	the rate of progress, results and costs of completion of ongoing clinical trials of our drug candidates;
●	the size, scope, rate of progress, results and costs of completion of any potential future clinical trials and preclinical tests of our drug candidates that we may initiate;
●	competing technological and market developments;
●	the performance of third-party manufacturers and suppliers;
●	the ability of our drug candidates, if they receive regulatory approval, to achieve market success;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our drug candidates; and
●	the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Revenue. We had no revenue for each of the three months ended June 30, 2021 and 2020.

Research and Development Expense. Our research and development expense for the three months ended June 30, 2021 was $0.8 million, a decrease of $0.3 million compared to the three months ended June 30, 2020. The decrease in research and development expense was primarily due to timing of activities related to our clinical trials for BP1002 in lymphoma, prexigebersen in AML and prexigebersen-A in solid tumors. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	June 30,
	2021	2020
Research and development expense	$715	$1,006
Non-cash stock-based compensation expense	45	24
Total research and development expense	$760	$1,030

General and Administrative Expense. Our general and administrative expense for each of the three months ended June 30, 2021 and June 30, 2020 was $1.0 million. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	June 30,
	2021	2020
General and administrative expense	$905	$918
Non-cash stock-based compensation expense	144	95
Total general and administrative expense	$1,049	$1,013

Net Operating Loss. Our net loss from operations for the three months ended June 30, 2021 was $1.8 million, a decrease of $0.2 million compared to the three months ended June 30, 2020.

Net Loss. Our net loss for the three months ended June 30, 2021 was $1.8 million, a decrease of $0.2 million compared to the three months ended June 30, 2020.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.26 per share for the three months ended June 30, 2021, compared to $0.55 per share for the three months ended June 30, 2020. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Revenue. We had no revenue for each of the six months ended June 30, 2021 and 2020.

Research and Development Expense. Our research and development expense for the six months ended June 30, 2021 was $2.0 million, a decrease of $1.0 million compared to the six months ended June 30, 2020. The decrease in research and development expense was primarily due to timing of activities related to our clinical trials for BP1002 in lymphoma and prexigebersen in AML as well as decreased preclinical expenses. The following table sets forth our research and development expenses (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Research and development expense	$1,947	$2,993
Non-cash stock-based compensation expense	74	45
Total research and development expense	$2,021	$3,038

General and Administrative Expense. Our general and administrative expense for the six months ended June 30, 2021 was $2.2 million, a decrease of $0.1 million compared to the six months ended June 30, 2020. The decrease in general and administrative expense was primarily due to decreased franchise tax expense. The following table sets forth our general and administrative expenses (in thousands):

	Six Months Ended
	June 30,
	2021	2020
General and administrative expense	$1,981	$2,105
Non-cash stock-based compensation expense	255	244
Total general and administrative expense	$2,236	$2,349

Net Operating Loss. Our net loss from operations for the six months ended June 30, 2021 was $4.3 million, a decrease of $1.1 million compared to the six months ended June 30, 2020.

Net Loss. Our net loss for the six months ended June 30, 2021 was $4.3 million, a decrease of $1.1 million compared to the six months ended June 30, 2020.

Net Loss per Share. Net loss per share, both basic and diluted, was $0.67 per share for the six months ended June 30, 2021, compared to $1.45 per share for the six months ended June 30, 2020. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $28.1 million as of June 30, 2021, an increase of $14.3 million compared to December 31, 2020. We believe that our available cash at June 30, 2021 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2021 was $4.2 million. Excluding non-cash stock-based compensation expense of $0.3 million and depreciation and amortization expenses of $0.1 million, net cash used in operating activities consisted primarily of the net loss for the period of $4.3 million, an increase in prepaid drug product of $0.3 million and an increase in other current assets of $0.1 million. Net cash used in operating activities for the six months ended June 30, 2020 was $6.0 million. Excluding non-cash stock-based compensation expense of $0.3 million, net cash used in operating activities consisted primarily of the net loss for the period of $5.4 million and an increase in current assets of $0.9 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2021 consisted of capital expenditures totaling $47,000 which were related to research and development equipment purchases. There were no investing activities for the six months ended June 30, 2020.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2021 was $18.6 million. Net cash provided by financing activities consisted primarily of net proceeds of $12.2 million from the 2021 Public Offering and net proceeds of $2.3 million from sales of our common stock under the Offering Agreement, each as described below, as well as net proceeds of $4.2 million from the exercise of warrants to purchase shares of our common stock. There were no financing activities for the six months ended June 30, 2020.

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

At-The-Market Offering Agreement

On July 13, 2020, we entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which we may offer and sell, from time to time, through or to Wainwright, shares of our common stock. Sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. During the three months ended June 30, 2021, we did not offer or sell any shares of our common stock under the Offering Agreement. As of June 30, 2021, we had offered and sold 1,128,000 shares of our common stock under the Offering Agreement for gross proceeds of approximately $6.9 million. The net proceeds from the offering, after deducting commissions and our offering expenses, were approximately $6.6 million.

2021 Public Offering

On February 16, 2021, we entered into a placement agency agreement with Roth Capital Partners, LLC relating to a public offering of 1,710,600 shares of our common stock for gross proceeds of approximately $13.0 million under the 2019 Shelf Registration Statement (the “2021 Public Offering”). In addition, on February 16, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to sell an aggregate of 1,650,000 shares of our common stock in the 2021 Public Offering to such investors. The 2021 Public Offering closed on February 18, 2021. The net proceeds from the 2021 Public Offering, after deducting the placement agent’s fees and expenses and our offering expenses, were approximately $12.2 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any material off-balance sheet arrangements.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 12, 2021	BIO-PATH HOLDINGS, INC.

		By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)