Form 10-Q
period 2021-09-30
BIO-PATH HOLDINGS INC
filed 2021-11-10
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

At November 5, 2021, the Company had 7,160,164 outstanding shares of common stock, par value $0.001 per share.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	As of September 30,	As of December 31,
	2021	2020

Assets

Current assets
Cash	$26,601	$13,755
Prepaid drug product	2,113	1,273
Other current assets	1,519	928
Total current assets	30,233	15,956

Fixed assets
Furniture, fixtures & equipment	1,076	1,029
Less accumulated depreciation	(854)	(798)
	222	231

Right of use operating assets	225	288

Total Assets	$30,680	$16,475

Liabilities & Shareholders' Equity

Current liabilities
Accounts payable	$417	$100
Accrued expenses	657	975
Current portion of lease liabilities	88	94
Total current liabilities	1,162	1,169

Noncurrent lease liabilities	172	236

Total Liabilities	1,334	1,405

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.001 par value; 200,000 shares authorized; 7,160 and 4,542 shares issued and outstanding, respectively	7	5

Additional paid in capital	102,884	82,286
Accumulated deficit	(73,545)	(67,221)

Total shareholders' equity	29,346	15,070

Total Liabilities & Shareholders' Equity	$30,680	$16,475

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating expenses

Research and development	$981	$2,000	$3,002	$5,038
General and administrative	1,088	970	3,324	3,319

Total operating expenses	2,069	2,970	6,326	8,357

Net operating loss	$(2,069)	$(2,970)	$(6,326)	$(8,357)

Other income
Interest income	—	2	2	25

Total other income	—	2	2	25

Net loss	$(2,069)	$(2,968)	$(6,324)	$(8,332)

Net loss per share, basic and diluted	$(0.29)	$(0.80)	$(0.96)	$(2.26)
Basic and diluted weighted average number of common shares outstanding	7,038	3,692	6,578	3,692

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flow from operating activities

Net loss	$(6,324)	$(8,332)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	591	432
Amortization of right of use assets	63	58
Depreciation	56	54
(Increase) decrease in operating assets
Prepaid drug product	(840)	(204)
Other current assets	(591)	(489)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(1)	176
Lease liabilities	(70)	(63)

Net cash used in operating activities	(7,116)	(8,368)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(47)	—

Net cash used in investing activities	(47)	—

Cash flow from financing activities

Net proceeds from sale of common stock	15,852	—
Net proceeds from exercise of warrants	4,157	—

Net cash provided by financing activities	20,009	—

Net increase (decrease) in cash	12,846	(8,368)

Cash, beginning of period	13,755	20,426

Cash, end of period	$26,601	$12,058

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2020	3,692	$4	$77,710	$(61,703)	$16,011

Stock-based compensation	—	—	143	—	143

Net loss	—	—	—	(2,968)	(2,968)

Balance at September 30, 2020	3,692	$4	$77,853	$(64,671)	$13,186

Balance at June 30, 2021	6,960	$7	$101,223	$(71,476)	$29,754

Issuance of common stock, net of fees	200	—	1,399	—	1,399

Stock-based compensation	—	—	262	—	262

Net loss	—	—	—	(2,069)	(2,069)

Balance at September 30, 2021	7,160	$7	$102,884	$(73,545)	$29,346

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	3,692	$4	$77,421	$(56,339)	$21,086

Stock-based compensation	—	—	432	—	432

Net loss	—	—	—	(8,332)	(8,332)

Balance at September 30, 2020	3,692	$4	$77,853	$(64,671)	$13,186

Balance at December 31, 2020	4,542	$5	$82,286	$(67,221)	$15,070

Issuance of common stock, net of fees	2,189	2	15,850	—	15,852

Exercise of warrants, net of fees	429	—	4,157	—	4,157

Stock-based compensation	—	—	591	—	591

Net loss	—	—	—	(6,324)	(6,324)

Balance at September 30, 2021	7,160	$7	$102,884	$(73,545)	$29,346

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2020. The results of operations for the period ended September 30, 2021, are not necessarily indicative of the results for a full-year period.

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

2.            Significant Accounting Policies

Net Loss Per Share – Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of September 30, 2021 and 2020, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three and nine months ended September 30, 2021 and 2020. The calculation of diluted earnings per share for 2021 did not include 485,908 shares and 429,791 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of September 30, 2021 as the effect would be antidilutive. The calculation of diluted earnings per share for 2020 did not include 274,008 shares and 858,698 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of September 30, 2020 as the effect would be antidilutive.

Fair Value - The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.            Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $1.3 million as of December 31, 2020 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial and BP1002 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first nine months of 2021, with advanced payments remaining to be expensed totaling $2.1 million as of September 30, 2021.

4.            Other Current Assets

As of September 30, 2021, other current assets included prepaid expenses of $1.5 million, comprised primarily of prepayments of $1.0 million made for the Company’s clinical trials for BP1002 in lymphoma, prexigebersen in AML and prexigebersen-A in solid tumors as well as prepaid insurance of $0.4 million and prepaid expenses related to preclinical studies of $0.1 million. As of December 31, 2020, other current assets included prepaid expenses of $0.9 million, comprised primarily of prepayments of $0.6 million made for the Company’s clinical trials for BP1002 in lymphoma and prexigebersen-A in solid tumors as well as prepaid insurance of $0.3 million.

5.            Accounts Payable

As of September 30, 2021, current liabilities included accounts payable of $0.4 million, comprised primarily of amounts owed for drug supply manufacturing of $0.3 million and legal and patent fees of $0.1 million. As of December 31, 2020, current liabilities included accounts payable of $0.1 million, comprised primarily of investor relations expenses and legal and patent fees of $0.1 million.

6.            Accrued Expense

As of September 30, 2021, current liabilities included accrued expenses of $0.7 million, comprised primarily of accrued employee vacation and bonus expenses of $0.3 million, manufacturing and testing services of $0.1 million, professional and consulting fees of $0.1 million, preclinical study expenses of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2020, current liabilities included accrued expenses of $1.0 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $0.4 million, accrued employee vacation and bonus expenses of $0.4 million, manufacturing expenses of $0.1 million and other accrued expenses of $0.1 million.

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

During the nine months ended September 30, 2021, the Company issued an aggregate of 428,907 shares of its common stock pursuant to the exercise of warrants at a weighted average exercise price of approximately $9.71 per share. The net proceeds to the Company from the exercise of the warrants were approximately $4.2 million.

At-The-Market Offering Agreement - On July 13, 2020, the Company entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which the Company may offer and sell, from time to time, through or to Wainwright, shares of the Company’s common stock. Sales of shares of common stock under the Offering Agreement were previously made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. From and after August 18, 2021, sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on August 18, 2021, for an aggregate offering price of up to $10.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses.

During the nine months ended September 30, 2021, the Company offered and sold 478,800 shares of its common stock under the Offering Agreement for net proceeds of approximately $3.7 million.

Stockholders’ Equity totaled $29.3 million as of September 30, 2021 compared to $15.1 million as of December 31, 2020. There were 7,160,164 shares of common stock issued and outstanding as of September 30, 2021. There were no shares of preferred stock issued and outstanding as of September 30, 2021.

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

Stock-based compensation expense for the three months ended September 30, 2021 and 2020 was $0.3 million and $0.1 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the three months ended September 30, 2021 and 2020 was $0.2 million and $0.1 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended September 30, 2021 and 2020 was $46,000 and $27,000, respectively.

Stock-based compensation expense for the nine months ended September 30, 2021 and 2020 was $0.6 million and $0.4 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the nine months ended September 30, 2021 and 2020 was $0.5 million and $0.4 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for each of the nine months ended September 30, 2021 and 2020 was $0.1 million.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2021 and 2020, respectively:

	2021	2020
Risk-free interest rate	1.15%	0.50%
Expected volatility	128%	122%
Expected term in years	6.0	6.0
Dividend yield	—%	—%

The following summary represents option activity under the Company’s stock-based compensation plans for the nine months ended September 30, 2021:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2020	274	$20.57
Granted	212	7.02
Outstanding at September 30, 2021	486	14.58
Exercisable at September 30, 2021	156	$30.83

As of September 30, 2021, the aggregate intrinsic value of outstanding stock options was $33,000. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. This amount changes based on the fair value of the Company’s stock.

As of September 30, 2021, unamortized stock-based compensation expense for all outstanding options was $1.6 million, which is expected to be recognized over a weighted average vesting period of 2.7 years.

9.            Commitments and Contingencies

Drug Supplier Project Plan –Total commitments for the Company’s drug supplier project plan were $3.0 million as of September 30, 2021, comprised of $1.9 million for the manufacture of prexigebersen, BP1002, and BP1003 drug products, $0.9 million for manufacture of the Company’s Grb2 drug substance, $0.1 million for manufacturing development and $0.1 million for testing services. The Company expects to incur $2.2 million of these commitments over the next 12 months.

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

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an Investigational New Drug (“IND”) application for BP1002 for an initial Phase 1 clinical trial that will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and chronic lymphocytic leukemia patients. The Phase 1 clinical trial is being conducted at several leading cancer centers, including The University of Texas MD Anderson Cancer Center, the Georgia Cancer Center and the Sarah Cannon Research Institute. Ian W. Flynn, MD is the national coordinating Principal Investigator for the Phase 1 trial. Dr. Flynn serves as the director of lymphoma research at the Sarah Cannon Research Institute. On November 19, 2020, we announced the enrollment and dosing of the first patient in the Phase 1 clinical trial.

Additionally, on August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/ 1b clinical trial that will evaluate the ability of BP1002 to treat refractory/relapsed AML patients. The Phase 1/1b clinical trial is anticipated to be conducted at several leading cancer centers in the United States, including the Weill Medical College of Cornell University, The University of Texas MD Anderson Cancer Center and the Georgia Cancer Center. Gail J. Roboz, M.D., will serve as Principal Investigator for the Phase 1/1b trial.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (“NSCLC”) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. We have successfully completed several IND enabling studies of BP1003 in 2021 and expect to complete one additional IND enabling study in 2022. If that additional study is successfully completed, our goal is to file an IND in 2022. Based on the filing of the IND, we expect to initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named prexigebersen-A, Bio-Path's fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Prexigebersen-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. In late 2019, we filed an IND application to initiate a Phase 1/1b clinical trial of prexigebersen-A in patients with solid tumors, including ovarian, endometrial, pancreatic and breast cancer. Ovarian cancer is one of the most common types of gynecologic malignancies, with approximately 50% of all cases occurring in women older than 63 years. On October 27, 2021, we announced that the FDA cleared the IND application for prexigebersen-A for the initial Phase 1/1b clinical trial, which allows the Company to proceed with next steps to open the clinical trial.

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

We have six additional pending patent applications in the U.S. We continue our efforts to build protection around our technology as it safeguards our platform technology and target-specific technology, is a deterrent to would-be competitors and creates value around our core competencies.

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

As of September 30, 2021, we had an accumulated deficit of $73.5 million. Our net loss was $2.1 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively. Our net loss was $6.3 million and $8.3 million for the nine months ended September 30, 2021 and 2020, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Revenue. We had no revenue for each of the three months ended September 30, 2021 and 2020.

Research and Development Expense. Our research and development expense for the three months ended September 30, 2021 was $1.0 million, a decrease of $1.0 million compared to the three months ended September 30, 2020. The decrease in research and development expense was primarily due to timing of activities related to our clinical trial for prexigebersen in AML and timing of drug material manufacturing and shipping activities. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Research and development expense	$935	$1,973
Non-cash stock-based compensation expense	46	27
Total research and development expense	$981	$2,000

General and Administrative Expense. Our general and administrative expense for the three months ended September 30, 2021 was $1.1 million, an increase of $0.1 million compared to the three months ended September 30, 2020. The increase in general and administrative expense was primarily due to increased stock-based compensation expense. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	September 30,
	2021	2020
General and administrative expense	$872	$854
Non-cash stock-based compensation expense	216	116
Total general and administrative expense	$1,088	$970

Net Operating Loss. Our net loss from operations for the three months ended September 30, 2021 was $2.1 million, a decrease of $0.9 million compared to the three months ended September 30, 2020.

Net Loss. Our net loss for the three months ended September 30, 2021 was $2.1 million, a decrease of $0.9 million compared to the three months ended September 30, 2020.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended September 30, 2021 was $0.29, compared to $0.80 for the three months ended September 30, 2020. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Revenue. We had no revenue for each of the nine months ended September 30, 2021 and 2020.

Research and Development Expense. Our research and development expense for the nine months ended September 30, 2021 was $3.0 million, a decrease of $2.0 million compared to the nine months ended September 30, 2020. The decrease in research and development expense was primarily due to timing of activities related to our clinical trials for prexigebersen in AML and BP1002 in lymphoma, decreased drug material manufacturing expense and decreased preclinical study expenses. The following table sets forth our research and development expenses (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Research and development expense	$2,882	$4,966
Non-cash stock-based compensation expense	120	72
Total research and development expense	$3,002	$5,038

General and Administrative Expense. Our general and administrative expense for each of the nine months ended September 30, 2021 and 2020 was $3.3 million. The following table sets forth our general and administrative expenses (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
General and administrative expense	$2,853	$2,959
Non-cash stock-based compensation expense	471	360
Total general and administrative expense	$3,324	$3,319

Net Operating Loss. Our net loss from operations for the nine months ended September 30, 2021 was $6.3 million, a decrease of $2.0 million compared to the nine months ended September 30, 2020.

Net Loss. Our net loss for the nine months ended September 30, 2021 was $6.3 million, a decrease of $2.0 million compared to the nine months ended September 30, 2020.

Net Loss per Share. Net loss per share, both basic and diluted, for the nine months ended September 30, 2021 was $0.96, compared to $2.26 for the nine months ended September 30, 2020. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $26.6 million as of September 30, 2021, an increase of $12.8 million compared to December 31, 2020. We believe that our available cash at September 30, 2021 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2021 was $7.1 million. Excluding non-cash stock-based compensation expense of $0.6 million and depreciation and amortization expenses of $0.1 million included in net loss, net cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of the net loss for the period of $6.3 million, an increase in current assets of $1.4 million and a decrease in operating liabilities of $0.1 million. Net cash used in operating activities for the nine months ended September 30, 2020 was $8.4 million. Excluding non-cash stock-based compensation expense of $0.4 million and depreciation and amortization expenses of $0.1 million included in net loss, net cash used in operating activities for the nine months ended September 30, 2020 consisted primarily of the net loss for the period of $8.3 million and an increase in current assets of $0.7 million, partially offset by an increase in operating liabilities of $0.1 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of capital expenditures totaling $47,000 which were related to research and development equipment purchases. There were no investing activities for the nine months ended September 30, 2020.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2021 was $20.0 million. Net cash provided by financing activities consisted primarily of net proceeds of $12.2 million from the 2021 Public Offering and net proceeds of $3.7 million from sales of our common stock under the Offering Agreement, each as described below, as well as net proceeds of $4.2 million from the exercise of warrants to purchase shares of our common stock. There were no financing activities for the nine months ended September 30, 2020.

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

At-The-Market Offering Agreement

On July 13, 2020, we entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which we may offer and sell, from time to time, through or to Wainwright, shares of our common stock. Sales of shares of common stock under the Offering Agreement were previously made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. From and after August 18, 2021, sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on August 18, 2021, for an aggregate offering price of up to $10.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. During the three months ended September 30, 2021, we offered and sold 200,000 shares of our common stock under the Offering Agreement for net proceeds of approximately $1.4 million. As of September 30, 2021, we had offered and sold 1,328,000 shares of our common stock under the Offering Agreement for gross proceeds of approximately $8.4 million. The net proceeds from the offering, after deducting commissions and our offering expenses, were approximately $8.0 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any material off-balance sheet arrangements.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 10, 2021	BIO-PATH HOLDINGS, INC.

		By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)