Form 10-K
period 2021-12-31
BIO-PATH HOLDINGS INC
filed 2022-03-10
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of March 3, 2022, there were 7,160,164 shares of the registrant’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46,197,553.90 as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on The Nasdaq Capital Market on such date. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith;
●	our lack of significant revenue to date, our history of recurring operating losses and our expectation of future operating losses;
●	our need for substantial additional capital and our need to delay, reduce or eliminate our drug development and commercialization efforts if we are unable to raise additional capital;
●	the highly-competitive nature of the pharmaceutical and biotechnology industry and our ability to compete effectively;
●	the success of our plans to use collaboration arrangements to leverage our capabilities;
●	our ability to retain and attract key personnel;
●	the risk of misconduct of our employees, agents, consultants and commercial partners;
●	disruptions to our operations due to expansions of our operations;
●	the costs we would incur if we acquire or license technologies, resources or drug candidates;
●	risks associated with product liability claims;
●	our reliance on information technology systems and the liability or interruption associated with cyber-attacks or other breaches of our systems;
●	our ability to use net operating loss carryforwards;
●	provisions in our charter documents and state law that may prevent a change in control;
●	work slowdown or stoppage at government agencies could negatively impact our business;

●	our need to complete extensive clinical trials and the risk that we may not be able to demonstrate the safety and efficacy of our drug candidates;
●	risks that that our clinical trials may be delayed or terminated;
●	our ability to obtain domestic and/or foreign regulatory approval for our drug candidates;
●	changes in existing laws and regulations affecting the healthcare industry;
●	our reliance on third parties to conduct clinical trials for our drug candidates;
●	our ability to maintain orphan drug exclusivity for our drug candidates;
●	our reliance on third parties for manufacturing our clinical drug supplies;
●	risks associated with the manufacture of our drug candidates;
●	our ability to establish sales and marketing capabilities relating to our drug candidates;
●	market acceptance of our drug candidates;
●	third-party payor reimbursement practices;
●	our ability to adequately protect the intellectual property of our drug candidates;
●	infringement on the intellectual property rights of third parties;
●	costs and time relating to litigation regarding intellectual property rights;
●	our ability to adequately prevent disclosure by our employees or others of trade secrets and other proprietary information;
●	our need to raise additional capital;
●	the volatility of the trading price of our common stock;
●	our common stock being thinly traded;
●	our ability to issue shares of common or preferred stock without approval from our stockholders;
●	our ability to pay cash dividends;
●	costs and expenses associated with being a public company;
●	our ability to maintain effective internal controls over financial reporting; and
●	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market.

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

The U.S. Food and Drug Administration (“FDA”) granted approval of venetoclax in combination with LDAC, decitabine or azacytidine (the latter two drugs are DNA hypomethylating agents) as frontline therapy for newly diagnosed AML in adults who are 75 years or older, or who have comorbidities precluding intensive induction chemotherapy. We believe approval of the frontline venetoclax and decitabine combination therapy provides an opportunity for combining prexigebersen with the combination therapy for the treatment of de novo AML patients. Preclinical efficacy studies for the triple combination treatment of prexigebersen, decitabine and venetoclax in AML have been successfully completed. In the preclinical efficacy studies, four AML cancer cell lines were treated with three different combinations of decitabine, venetoclax and prexigebersen. Decrease in AML cell viability was the primary measure of efficacy. The triple combination of decitabine, venetoclax and prexigebersen showed significant improvement in efficacy in three of the four AML cell lines. Based on these results, we believe that adding prexigebersen to the treatment combination of decitabine and venetoclax could lead to improved efficacy in AML patients. Accordingly, we further amended Stage 2 of this Phase 2 clinical trial to add the triple combination treatment comprised of prexigebersen, decitabine and venetoclax.

Bio-Path’s approved amended Stage 2 for this Phase 2 clinical trial currently has three cohorts of patients. The first two cohorts will treat patients with the triple combination of prexigebersen, decitabine and venetoclax. The first cohort will include untreated AML patients, and the second cohort will include relapsed/refractory AML patients. Finally, the third cohort will treat relapsed/refractory AML patients, who are venetoclax-resistant or -intolerant, with the two-drug combination of prexigebersen and decitabine. The full trial design plans have approximately 98 evaluable patients for the first cohort having untreated AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax-resistant or -intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at ten clinical sites in the U.S., and Gail J. Roboz, M.D., is the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is a professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College of Cornell University (“Weill Medical College”) and the New York-Presbyterian Hospital in New York City. On August 13, 2020, we announced the enrollment and dosing of the first patient in this approved amended Stage 2 of the Phase 2 clinical trial.

On April 5, 2021, we announced the successful completion of the safety run-in of Stage 2 of the Phase 2 clinical study. In the safety run-in of the triple combination, six evaluable patients were treated with the combination of prexigebersen, decitabine and venetoclax. These patients included four relapsed/refractory AML patients, and two newly diagnosed AML patients. In the preliminary safety data review, five of the patients (83%) responded to treatment, including four (67%) achieving CR and one (17%) achieving CRi. Recent publications provide that CR rates to combination treatment with decitabine and venetoclax (but without prexigebersen) are 42 to 52% for relapsed/refractory AML patients and 0 to 39% for relapsed/refractory secondary AML patients. Response rates to frontline treatment with decitabine and venetoclax (but without prexigebersen) are 62 to 71% for newly diagnosed AML patients. These preliminary data, presented at the 2021 American Society of Hematology Annual Meeting, showed the treatment was well-tolerated and there were no dose limiting toxicities attributed to prexigebersen. Three patients remained on treatment for more than one cycle.

In addition, a modified product named prexigebersen-A, Bio-Path's fourth drug candidate, was shown to enhance chemotherapy efficacy in preclinical solid tumor models. Prexigebersen-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. In late 2019, we filed an Investigational New Drug (“IND”) application to initiate a Phase 1/1b clinical trial of prexigebersen-A in patients with solid tumors, including ovarian, endometrial, pancreatic and breast cancer. Ovarian cancer is one of the most common types of gynecologic malignancies, with approximately 50% of all cases occurring in women older than 63 years. On October 27, 2021, we announced that the FDA cleared the IND application for prexigebersen-A for the initial Phase 1/1b clinical trial. The Phase 1/1b study will be conducted at leading centers, including The University of Texas MD Anderson Cancer Center (“MD Anderson Cancer Center”) and The Mary Crowley Cancer Center. Shannon Westin, MD is the national coordinating Principal Investigator for the Phase 1/1b study. Dr. Westin is an associate professor in the Department of Gynecologic Oncology and Reproductive Medicine at MD Anderson Cancer Center.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1 clinical trial that will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and chronic lymphocytic leukemia (“CLL”) patients. The Phase 1 clinical trial is being conducted at several leading cancer centers, including MD Anderson Cancer Center and the Georgia Cancer Center. On November 19, 2020, we announced the enrollment and dosing of the first patient in the Phase 1 clinical trial.

Additionally, on August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/ 1b clinical trial that will evaluate the ability of BP1002 to treat refractory/relapsed AML patients. The Phase 1/1b clinical trial is anticipated to be conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center and the Georgia Cancer Center. Gail J. Roboz, M.D., will serve as Principal Investigator for the Phase 1/1b trial.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (“NSCLC”) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. We successfully completed several IND enabling studies of BP1003 in 2021 and expect to complete one additional IND enabling study in 2022. If that additional study is successfully completed, our goal is to file an IND in 2022. Based on the filing of the IND, we expect to initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

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

Our pipeline for development of antisense therapeutics is set forth in Figure 1 below:

Figure 1. Bio-Path Pipeline for Development of Therapeutics

Target Indications
Preclinical
IND
Phase 1
Phase 2
Prexigebersen (BP1001)
AML*
Prexigebersen-A (BP1001-A)
Solid Tumors
(e.g. ovary, endometrium)
BP1002 (Liposomal Bcl-2)
CLL, Lymphoma
BP1002 (Liposomal Bcl-2)
Refractory/relapsed AML
(including those who have relapsed after Bcl-2 inhibitor treatment)
BP1003 (Liposomal STAT3)
Solid Tumors
(e.g. pancreas, lung)
DNAbilize® Technology
Ready to out-license

*Received orphan drug designation from the U.S. FDA and from the European Medicines Agency (EMA) for AML

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

The efficacy of prexigebersen in combination with standard of care therapies is being evaluated in an amended Phase 2 clinical trial for AML patients. The multi-site trial is anticipated to be conducted at ten clinical sites in the U.S.

Our second drug candidate, BP1002, targets the protein Bcl-2. Bcl-2 is an anti-apoptotic member of the Bcl-2 family of proteins that regulate cell death. Overexpression of Bcl-2 results in deregulated cell survival in cancer cells, thus reducing their sensitivity to many of the drugs currently used in the clinic, which mediate their therapeutic effects (at least in part) through the activation of the Bcl-2-regulated apoptotic pathway. The Phase 1 clinical trial will evaluate the safety of BP1002 in refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is being conducted at several leading cancer centers, including MD Anderson Cancer Center and the Georgia Cancer Center. Additionally, a Phase 1/1b clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed AML patients. The Phase 1/1b clinical trial is anticipated to be conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center and the Georgia Cancer Center.

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

Strategy

Our strategy is to develop our lead candidates, prexigebersen, prexigebersen-A, BP1002 and BP1003, for multiple indications where the pathways involving Grb2, Bcl-2 and STAT3, respectively, are utilized to promote cancer growth, survival, angiogenesis and tumor surveillance evasion. Using DNAbilize® technology, we plan to develop therapeutics to a wide range of diseases and disorders independently and in partnership with others. The key elements of our strategy include:

(1)	Develop prexigebersen for treatment of AML and MDS in combination therapies. The efficacy of prexigebersen, our first drug candidate, is being assessed in a Phase 2 study in three cohorts of AML patients. The first cohort enrolls untreated AML patients, and the second cohort enrolls relapsed/refractory AML patients. Both the first and the second patient cohorts will be treated with the triple combination of prexigebersen, decitabine and venetoclax. The third patient cohort, which enrolls relapsed/refractory AML patients who are venetoclax-resistant or -intolerant, will be treated with the two-drug combination of prexigebersen and decitabine. The Company expects to design a clinical trial in the future evaluating MDS patients with prexigebersen.
(2)	Develop prexigebersen-A for treatment of solid tumors. Preclinical studies demonstrating that prexigebersen-A enhances the efficacy of paclitaxel (a standard of care) in ovarian and endometrial cancer models have been published in the scientific journal Oncotarget in July 2020. In late 2019, we filed an IND application to initiate a Phase 1 clinical trial of prexigebersen-A in patients with recurrent solid tumors. On October 27, 2021, we announced that the FDA cleared the IND application for prexigebersen-A for the initial Phase 1/1b clinical trial, which allows us to proceed with next steps to open the clinical trial. This trial is expected to be conducted at several leading cancer centers and will evaluate the safety of prexigebersen-A in these patients. Assuming positive Phase 1 results, we expect that we would advance to a Phase 1b clinical trial of prexigebersen-A in combination with paclitaxel in patients with recurrent ovarian or endometrial cancer.
(3)	Develop BP1002 for lymphoma and CLL. The safety, pharmacokinetics and efficacy of BP1002, our second drug candidate, is being evaluated in a Phase 1 clinical trial in refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is being conducted at several leading cancer centers, including MD Anderson Cancer Center and the Georgia Cancer Center and is now open for enrollment. On November 19, 2020, we announced the enrollment and dosing of the first study patient.
(4)	Develop BP1002 for refractory/relapsed AML patients, including those who have relapsed from venetoclax. The Bcl-2 inhibitor venetoclax is used in frontline combination therapies to treat elderly AML patients; however, venetoclax resistance has been observed. A recent study found that AML patients who had relapsed from frontline venetoclax-based treatment had a very poor prognosis, with a median survival of less than 3 months. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. Preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant cells. On August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/ 1b clinical trial that will evaluate the ability of BP1002 to treat refractory/relapsed AML patients, including those who have relapsed from venetoclax. The Phase 1/1b clinical trial is anticipated to be conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center and the Georgia Cancer Center.
(5)	Develop BP1003 for pancreatic cancer, NSCLC and AML. Our third drug candidate, BP1003, targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, NSCLC and AML. We successfully completed several IND enabling studies of BP1003 in 2021 and expect to complete one additional IND enabling study in 2022. If that additional study is successfully completed, our goal is to file an IND in 2022. Based on the filing of the IND, we expect to initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.
(6)	Expand DNAbilize® to evaluate targets beyond cancer. We plan to apply the DNAbilize® delivery technology template to new protein targets that meet scientific, preclinical and commercial criteria and file new patents on these targets. We expect that these efforts will include collaboration with scientific key opinion leaders in the field of study and include developing drug candidates for diseases other than cancer. Our patent portfolio currently includes three issued patents in the U.S. that protect the platform technology for DNAbilize®.
(7)	Establish DNAbilize® as the antisense drug delivery method of choice by forming partnerships with pharmaceutical and academic clinical research labs. We plan to utilize our business and scientific expertise to identify potential partners and initiate a wide-ranging, proactive licensing program that will include co-development of specific liposomal antisense drug candidates, licensing the delivery template for outside development of one or more liposomal antisense drug candidates or an out-license of a partially developed drug for final development and marketing.

Overview of Drug Candidates

The historical perspective of cancer treatments has been the use of drugs that affect the entire body. Advances in the past decades have shifted to treating the tumor tissue itself. One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease-causing proteins while having little or no effect on other healthy tissues. We believe that nucleic acid drug products, specifically antisense, are a promising field of targeted therapy. Development of antisense as cancer drugs, however, has been limited by the lack of a suitable method to deliver antisense drugs to cancer cells with high uptake into the cancer cells without causing toxicity to non-cancer cells. Our currently licensed DNAbilize® neutral-lipid based liposome technology is designed to overcome these limitations. We have published preclinical studies demonstrating that our DNAbilize® technology could efficiently deliver antisense therapeutics to mouse models of hematological malignancies and solid tumors, decrease target proteins production and suppress tumor progression. In addition, to date, no adverse effects attributed to the study drugs have been observed in our leukemia and lymphoma clinical trials.

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

Indications for Acute Myeloid Leukemia (AML), Myelodysplastic Syndrome (MDS)

AML - Background and Common Treatments. AML is the rapid accumulation of immature myeloid cells in the blood, resulting in a drop of the other cell types such as red blood cells and platelets. The expansion of immature monocytes leaves the patient unable to fight infection. If AML is left untreated, it usually results in death within three months. AML incidence increases with age, with more than 50% of the cases in people age 60 or older. AML is the most common acute leukemia in adults, and the National Cancer Institute estimates that approximately 20,000 new cases occur each year (Figure 3). The cure rate is between 5 to 15% in older adults, and those who cannot receive the standard course of chemotherapy have an average survival rate of five to ten months. Prior to venetoclax approval, the frontline low-intensity therapies for elderly AML patients were LDAC, decitabine or azacytidine. Venetoclax (a Bcl-2 inhibitor) is approved for newly diagnosed AML patients aged 75 years and older or adults who cannot be treated with intensive induction chemotherapy. Venetoclax is used in combination with LDAC, decitabine or azacytidine. Mutation in the Bcl-2 binding domain, which reduces venetoclax’s ability to bind to Bcl-2, has been linked with venetoclax resistance in CLL patients. Such venetoclax resistance may also occur in AML patients. AML remains an area of high unmet need for both the relapsed and the de novo elderly population who are typically ineligible for induction therapy.

Figure 3. Basic Statistics for AML

MDS - Background and Common Treatments. MDS is a bone marrow disease, characterized by a reduced number of mature blood cells. MDS is diagnosed in about 15,000 people in the United States (“U.S.”) yearly. MDS patients are stratified into different risk groups. Higher risk MDS patients have a survival of less than two years and, if untreated, can evolve into secondary AML. Secondary AML patients are often older and treated with decitabine or azacytidine. Higher risk MDS and secondary AML patients who have progressed from decitabine or azacytidine have very poor prognosis. Novel treatment strategies for these patients are needed. The Company expects to design a clinical trial in the future evaluating MDS patients with prexigebersen in combination with decitabine.

Prexigebersen Development and Treatment for Leukemia. The safety, pharmacokinetics and efficacy of our lead DNAbilize® antisense drug candidate, prexigebersen, was assessed in patients having AML, CML, MDS or ALL in a Phase 1 trial. The Phase 1 clinical trial was a dose-escalating study to determine the safety and tolerability of escalating doses of prexigebersen. Additionally, the pharmacokinetics and anti-leukemic effects, including down-regulation of the target Grb2 protein in patient samples, of the drug candidate were determined. Results of the clinical study were published in the scientific journal Lancet Haematology in 2018.

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

Inhibition of Target Grb2 Protein

●	Grb2 levels were compared to baseline prior to treatment.
●	By end of treatment, prexigebersen decreased Grb2 in 10 out of 12 samples (83%) tested (average reduction 50%).
●	Phosphorylated ERK (pERK, extracellular signal related kinase), a protein downstream of the Ras protein, was decreased in 58% of samples.

Figure 4. Grb2 Protein and Downstream pERK are

Downregulated in Prexigebersen Treated Patient’s Cells

Grb2 levels decreased in 10 out of 12 patient samples by end of treatment (EOT)

pErk levels decreased in 7 of 12 patient samples by EOT

			Grb2	pERK
	Prexigebersen		Decrease	Decrease
Subject	(mg/m2)	Cohort	(EOT)	(EOT)
22	20	3	57%	—%
23	20	3	28%	45%
24	20	3	47%	35%
25	40	4	54%	91%
26	40	4	—%	—%
27	40	4	34%	27%
28	60	5	30%	54%
29	60	5	65%	—%
30	60	5	43%	47%
31	90	6	—%	—%
32	90	6	91%	63%
34	90	6	40%	—%

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

Figure 6. Summary Cohorts 1-8 Prexigebersen Clinical Trial Phase 1 and 1B

		Peripheral or bone
		marrow blast %
				Off-	Reason	Cycles
Patients	Diagnosis	Baseline	Nadir	Tx	Discontinued	Completed
1	CML	51	No	97	DLT	<1
6	AML	15	2	5	PD	5
7	MDS	8	4	6	PD	5
10	AML	23	10	10	PD	1
11	CML	7	No	50	PD	1
14	AML	48	5	21	PD	1
15	AML	54	31	72	PD	1
20	AML	76	5	63	PD	1
21	AML	71	43	74	PD	2
22	AML	1	—	1	PD	2
23	MDS	NE	NE	NE	PD	1
24	MDS	—	—	—	PD	5
25	AML	10	3	19	PD	2
26	AML	11	No	80	PD	1
27	AML	93	No	97	PD	1
28	AML	96	93	98	PD	1
29	AML	35	7	24	PD	1
30	AML	51	17	82	PD	1
31	AML	17	No	17	PD	1
32	AML	24	22	22	PD	2
34	AML	66	ND	ND	PD	1
35	AML	17	2	2	CRi	1
37	AML	25	33	ND	PD	1
38	AML	23	2	3	CR	5
39	AML	36	16	58	SD	3
40	AML	31	2	2	CR	3
41	AML	18	9	14	SD	3

Nadir: the lowest point, Off-TX: off treatment, No: no reduction in blasts, DLT: dose limiting toxicity, PD: progressive disease, NE: not enough sample to evaluate, ND: not done, CRi: complete remission with incomplete hematologic recovery, CR: complete remission, SD: stable disease

Results from the Phase 1b clinical trial demonstrated it is safe to add prexigebersen to LDAC, which appears to yield better response rates in this AML patient population. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase 2 trial was dosed. The full trial design includes approximately 54 evaluable patients with an interim analysis to be performed after 19 patients are treated with the combination. The multi-site trial was conducted at leading cancer centers, among them are Weill Medical College, Baylor Scott & White Health, The University of Kansas, New Jersey Hematology Oncology Associates, West Virginia University/Mary Babb Randolph Cancer Center, and MD Anderson Cancer Center.

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

We believe the approval of the frontline venetoclax and decitabine combination therapy provides an opportunity for combining prexigebersen with the combination therapy for the treatment of de novo AML patients. Preclinical testing of prexigebersen with venetoclax and decitabine demonstrated the potential to enhance efficacy of the frontline treatment combination. The triple combination of prexigebersen, venetoclax and decitabine showed significant improvement in decreasing the viability of three of the four AML cell lines tested. Bio-Path’s approved amended Stage 2 for this Phase 2 clinical trial has three cohorts of patients. The first two cohorts will treat patients with the triple combination of prexigebersen, decitabine and venetoclax with the first cohort including untreated AML patients and the second cohort including relapsed/refractory AML patients. Finally, the third cohort will treat relapsed/refractory AML patients who are venetoclax-resistant or -intolerant with the two-drug combination of prexigebersen and decitabine.

The first step in establishing the amended Stage 2 of the Phase 2 trial in AML was demonstrating the safety of treating patients with the two-drug combination of prexigebersen and decitabine, which was reported in November 2019. On August 13, 2020, we announced the enrollment and dosing of the first patient in the amended Stage 2 of the Phase 2 clinical study. The safety segment of Stage 2 of the Phase 2 clinical trial comprised six evaluable patients who were treated with the combination of prexigebersen and decitabine. Although the treatment combination of prexigebersen and decitabine was not the treatment planned for the efficacy evaluation of Stage 2 of the Phase 2 clinical trial, the efficacy profile in this safety segment of the study was encouraging with 50% of patients having a response, including two complete responses (33%) with incomplete hematologic recovery and one patient (17%) showing partial response. For reference, in this class of AML patients, the complete response rate to treatment with decitabine alone is approximately 20%.

On April 5, 2021, we announced the successful completion of the safety run-in of Stage 2 of the Phase 2 clinical study. In the safety run-in of the triple combination, six evaluable patients were treated with the combination of prexigebersen, decitabine and venetoclax. These patients included four relapsed/refractory AML patients, and two newly diagnosed AML patients. In the preliminary safety data review, five of the patients (83%) responded to treatment, including four (67%) achieving CR and one (17%) achieving CRi. Recent publications provide that CR rates to combination treatment with decitabine and venetoclax (but without prexigebersen) are 42 to 52% for relapsed/refractory AML patients and 0 to 39% for relapsed/refractory secondary AML patients. Response rates to frontline treatment with decitabine and venetoclax (but without prexigebersen) are 62 to 71% for newly diagnosed AML patients. These preliminary data, presented at the 2021 American Society of Hematology Annual Meeting, showed the treatment was well-tolerated and there were no dose limiting toxicities attributed to prexigebersen. Three patients remained on treatment for more than one cycle.

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

Indications for Solid Tumors (e.g., Ovary, Endometrium)

Ovarian cancer is one of the most common type of gynecologic malignancies, with 50% of all cases occurring in women older than 63 years. It is the fifth most frequent cause of cancer death in women. In the U.S., 21,410 new cases of and 13,770 deaths from ovarian cancer were expected in 2021. Around 70% of patients diagnosed with ovarian cancer will have a recurrence. Recurrent ovarian cancer is treatable but rarely curable. The average duration of survival after recurrence of ovarian cancer is less than 2 years. The 5-year survival rate for patients with recurrent ovarian cancer following standard salvage chemotherapy treatment is less than 10%. Given the poor outcomes of treatment for ovarian cancer, novel drug treatments are urgently needed.

Endometrial cancer is the most common gynecologic malignancy in the U.S. In the U.S., 66,570 new cases of and 12,940 deaths from endometrial cancer were expected in 2021. The majority of cases are diagnosed at an early stage and are amenable to treatment with surgery alone. However, approximately 50% of advanced stage endometrial cancers will recur. Recurrent endometrial cancer is incurable with currently available standard therapies. The median survival for patients with recurrent endometrial carcinoma hardly exceeds 12 months. Novel drug treatments for recurrent endometrial carcinoma are urgently needed.

Development and Treatment for ovarian and endometrial cancer

Grb2 may be a novel potential therapeutic target for ovarian and endometrial cancer, and prexigebersen-A may provide clinical benefit against these gynecologic malignancies. Preclinical experiments were conducted in collaboration with leaders in the field of ovarian cancer at MD Anderson Cancer Center. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. Prexigebersen-A effectively penetrated ovarian tumors and decreased target Grb2 protein level in preclinical ovarian and endometrial tumor models. Prexigebersen-A was demonstrated to reduce tumor burden both as a monotherapy and in combination with paclitaxel, a therapy commonly used to treat patients with advanced ovarian or endometrial cancer. In late 2019, we filed an IND application to initiate a Phase 1 clinical trial of prexigebersen-A in patients with advanced or recurrent solid tumors. On October 27, 2021, we announced that the FDA cleared the IND application for prexigebersen-A for the initial Phase 1/1b clinical trial, which allows us to proceed with next steps to open the clinical trial. This trial is expected to be conducted at several leading cancer centers and will evaluate the safety of prexigebersen-A in these patients. Assuming positive Phase 1 results, we expect that we would advance to a Phase 1b clinical trial of prexigebersen-A in combination with paclitaxel in patients with recurrent ovarian or endometrial tumors.

Indications for Triple Negative Breast Cancer (TNBC) and Inflammatory Breast Cancer (IBC)

TNBC and IBC - Background and Common Treatments. Approximately 15 to 20% of breast cancers fall into the category of triple-negative. TNBC tumors do not express estrogen receptors, progesterone receptors, and low human epidermal growth factor receptor 2 (HER2). These negative indicators mean that the growth of the cancer is not supported by the hormones estrogen and progesterone, or by the presence of HER2 receptors. Therefore, TNBC does not respond to hormonal therapy or therapies that target HER2 receptors. In addition, TNBC tumors are very aggressive. IBC is a rare and very aggressive type of breast cancer that accounts for 2 to 5% of all breast cancers. A lack of targeted treatments for these types of breast cancer has led to development of new therapeutics currently in clinical trials. Overexpression of receptor tyrosine kinases has been reported for TNBC and IBC. Since Grb2 is vital in the cancer signaling of receptor tyrosine kinases, the Company and collaborators at MD Anderson Cancer Center are interested in developing prexigebersen-A as a potential treatment for TNBC and IBC.

BP1002

BP1002, also known by its scientific name as Liposomal Bcl-2, is our second liposome delivered antisense drug candidate. BP1002 is intended to target lymphoma, CLL, AML and certain solid tumor markets. We believe that BP1002 has the potential to treat 40 to 60% of solid tumors.

Bcl-2 is a protein that is involved in regulating apoptosis, or programmed cell death. Apoptosis is a physiologic mechanism of cell turnover by which cells actively commit suicide in response to aberrant external signals. Over-expression of Bcl-2 prevents the induction of apoptosis in response to cellular insults such as treatment with chemotherapeutic agents. Bcl-2 is over-expressed in more than 90% of follicular lymphoma (FL) due to a chromosomal rearrangement and is the key factor in the initiation of this malignancy. Bcl-2 was also found to contribute to the pathophysiology of other lymphomas, such as CLL, mantle cell lymphoma, Waldenströms macroglobulinemia and double-hit diffused large B-cell lymphoma (DLBCL), all of which are subtypes of non-Hodgkin’s lymphoma (NHL).

Non-Hodgkin’s Lymphoma - Background and Common Treatments. Lymphoma can start anywhere in the body where lymph tissue is found. The major sites of lymph tissue are lymph nodes, bone marrow, spleen, thymus, adenoids and tonsils and the digestive tract. NHL is a term used for many different types of lymphoma that share some common characteristics. In the U.S., approximately 81,560 new cases of and 20,720 deaths from NHL were expected in 2021 (Figure 7). Approximately 40% of NHLs are indolent lymphomas and approximately 60% are more aggressive lymphomas. Indolent lymphomas grow and spread slowly. Some indolent lymphomas might not need to be treated right away but can be monitored closely instead. On the other hand, aggressive lymphomas usually need to be treated right away, as they grow and can spread quickly to other parts of the lymph system or to other parts of the body, such as the liver, brain or bone marrow.

Figure 7. Basic statistics of Non-Hodgkin’s Lymphoma

BP1002 - Development and Treatment for lymphoma. On December 22, 2014, we announced that we initiated development of BP1002 as a treatment for refractory/relapsed patients with NHL (including CLL, mantle cell lymphoma, Waldenströms macroglobulinemia, DLBCL, peripheral T-cell lymphoma, cutaneous T-cell lymphoma, and marginal zone lymphoma) and Hodgkin’s lymphoma.

Therapies that directly and specifically block or inhibit protein synthesis of Bcl-2 could be transformative for NHL. Previous attempts at a Bcl-2 antisense by Genta Inc. and ProNAi failed to show an improvement in remission or overall survival rates. The Genta antisense was a phosphorothioate DNA with dose-limiting toxicity and it also did not have a lipid delivery mechanism to aid in prevention of clearance by the liver, reducing the levels of antisense reaching diseased cells. The ProNAi antisense was administered with an anionic, pH-tunable liposome. The drug was tolerable but its low response rate in DLBCL patients in a Phase 2 study prompted the company to discontinue further clinical development. We believe that BP1002 overcomes the failures of previous antisense attempts at inhibiting Bcl-2. With BP1002, more drug substance can reach the lymphoma cells so that the cancer cells can be treated with a safe and therapeutically relevant dose. The Bcl-2 inhibitor venetoclax was approved by the FDA in June 2018 for the treatment of patients with CLL and small lymphocytic leukemia (SLL) who have received at least one prior therapy. In May 2019, the FDA approved venetoclax in combination with obinutuzumab for the treatment of adult CLL and SLL patients with previously untreated disease. However, treatment with venetoclax can lead to the development of drug resistance, resulting in disease recurrence. One of the proposed mechanisms of venetoclax resistance is acquired mutations in Bcl-2, which reduce venetoclax’s ability to bind and inhibit Bcl-2. Because BP1002 activity is based on blocking the Bcl-2 messenger RNA and BP1002 targets Bcl-2 at a site different from venetoclax, we expect BP1002 to overcome such venetoclax resistance mechanism and be an effective approach for patients who have relapsed from venetoclax. Preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research Annual Meeting. We believe BP1002 provides a new tool for cancer treatment for not just lymphomas, but also many cancers for which Bcl-2 expression is driving cell survival. The introduction of a new, non-toxic, and specific Bcl-2 inhibitor could be a major advance in cancer therapeutics.

On November 21, 2019 we announced that the FDA cleared an IND application for BP1002. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is being conducted at several leading cancer centers, including MD Anderson Cancer Center and the Georgia Cancer Center and is now open for enrollment. On November 19, 2020, we announced the enrollment and dosing of the first patient in the Phase 1 clinical trial. Initially, a total of six evaluable patients are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design, with a starting dose of 20 mg/m2. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days.

BP1002 - Development and Treatment for AML

The Bcl-2 inhibitor venetoclax is used in frontline combination therapies to treat elderly AML patients; however, venetoclax resistance has been observed. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. Preclinical studies, presented as an abstract at the 2021 American Association for Cancer Research Annual Meeting, suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant AML cells. On August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/1b clinical trial that will evaluate the ability of BP1002 to treat refractory/relapsed AML patients, including those who have relapsed from venetoclax. The Phase 1/1b clinical trial is anticipated to be conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center and the Georgia Cancer Center. Gail J. Roboz, M.D., will serve as Principal Investigator for the Phase 1/1b trial.

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

Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. PDAC is a cancer of the exocrine cells of the pancreas. In the U.S. in 2021, approximately 60,430 people were diagnosed with PDAC, and approximately 48,220 died from the disease. It is estimated that less than 11% of PDAC patients survive beyond 5 years, and it is projected that by 2030, PDAC will become the second most lethal cancer behind lung cancer. Treatment of the disease is hampered by the location of the pancreas, which is difficult to reach with conventional therapies and the fibrotic nature of the tumors, which protects them from penetration by chemotherapeutics. We believe a novel and unconventional therapeutic is needed to overcome these barriers to treatment.

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

We hypothesized that the natural lipid delivery vesicle would have unique characteristics that would allow for penetration of the fibrotic stroma to reach the PDAC cells. An abstract of the preclinical study was presented in the 2019 American Association for Cancer Research Annual Meeting. Our preclinical work demonstrated that BP1003 was successful in crossing the scar tissue matrix and delivering antisense drug into the tumor tissue. Subsequent studies evaluating the combination of BP1003 with gemcitabine, a standard of care for PDAC patients with metastatic disease, suggest that the regimen has synergistic anti-tumor effects. We successfully completed several IND enabling studies of BP1003 in 2021 and expect to complete one additional IND enabling study in 2022. If that additional study is successfully completed, our goal is to file an IND in 2022. Based on the filing of the IND, we expect to initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

We believe that the excellent safety profile of the DNAbilize® chemistry, the novel lipid formula that allows for penetration of the tumor stroma, and the ability to target a single protein with precision, makes BP1003 an ideal candidate for combination with approved treatments to extend survival while maintaining quality of life for the patient.

DNABILIZE®

DNAbilize® technology is available for out-licensing. We intend to apply our drug delivery technology template to new disease-causing protein targets as a means to develop new liposomal antisense drug candidates. A new product identification template was recently approved that defines a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. A significant amount of capital is expected to be allocated to in-license promising protein targets that can be developed as new liposomal antisense drug candidates. As we expand, we will look at indications where a systemic delivery is needed and antisense can be used to slow, reverse or cure a disease, either alone or in combination with another drug. Our patent portfolio currently includes three issued patents in the U.S. that protect the platform technology for DNAbilize®, the Company’s novel RNAi nanoparticle drugs. We plan to continue our efforts to build protection around our technology as it safeguards our platform technology and target-specific technology, is a deterrent to would-be competitors and creates value around our core competencies.

We are interested in pursuing a wide-ranging, proactive licensing program to include co-development of specific liposomal antisense drug candidates, sub-licensing our delivery template for outside development of liposomal antisense drug candidates or out-licensing a partially-developed drug candidate for final development and marketing.

Research and Development

Our research and development expense primarily consists of third-party clinical, preclinical and manufacturing development activities, salaries and benefits expense and stock-based compensation. As we advance and expand our pipeline of drug candidates, we anticipate our research and development expenses will continue to increase in conjunction with these activities. Research and development expenses incurred during the years ended December 31, 2021 and 2020 were $5.9 million and $6.6 million, respectively.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. Accordingly, we have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with third-party manufacturers for the manufacture of our drug requirements, including agreements for the manufacture of prexigebersen for use in our Phase 2 clinical trial in AML, as well as agreements for the manufacture of prexigebersen-A, BP1002 and BP1003 for use in our Phase 1 clinical trials. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, as discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K under the heading “Risks Related to Manufacturing Our Drug Candidates.” If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of such approved drug candidates. However, we may in the future elect to manufacture certain of our drug candidates in our own manufacturing facilities. If we do so, we will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

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

We have expanded our intellectual property portfolio by filing patent applications that are applicable to our technology and business strategy. Our patent portfolio currently includes five issued patents in the U.S. and two issued patents in foreign jurisdictions:

Claims Related to DNAbilize®

Patent No.	Title	Date Issued
US 9,744,187	P-ethoxy nucleic acids for liposomal formulation	August 29, 2017

US 10,335,428	P-ethoxy nucleic acids for liposomal formulation	July 2, 2019

US 10,898,506	P-ethoxy nucleic acids for liposomal formulation	January 26, 2021

SG 11201802718P	P-ethoxy nucleic acids for liposomal formulation	May 12, 2021

EA 038277	P-ethoxy nucleic acids for liposomal formulation	August 4, 2021

Compositions and Methods of Use for Specific Drug Targets

Patent No.	Title	Date Issued
US 10,927,379	Combination therapy with liposomal antisense oligonucleotides	February 23, 2021

US 11,041,153	P-ethoxy nucleic acids for STAT3 inhibition	June 22, 2021

We have six additional pending patent applications in the U.S. In addition, we have pending patent applications in key foreign jurisdictions across our six families of applications. We continue our efforts to build protection around our technology as it safeguards our platform technology and target-specific technology, is a deterrent to would-be competitors and creates value around our core competencies.

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

Competition

We are engaged in segments of the pharmaceutical and biotechnology industry that are highly competitive and characterized by rapid and significant technological change. Many large pharmaceutical and biotechnology companies, academic and research institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target AML, MDS, lymphoma, ovarian and endometrial cancer, pancreatic cancer, and other cancers generally. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors may discover, develop or commercialize products or other novel technologies that are more effective, safer or less costly than our drug candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our drug candidates.

Many of our competitors have:

●	significantly greater capital, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize drug candidates;
●	more experience in drug discovery, development and commercialization, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products;
●	drug candidates that have been approved or are in late-stage clinical development; and/or
●	collaboration arrangements in our target markets with leading companies and research institutions.

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

The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to FDA’s Good Laboratory Practice regulations;
●	submission of an IND, which must become effective before human clinical trials may begin and which must include approval by an institutional review board at each clinical site before the trials are initiated;
●	performance of adequate and well-controlled human clinical trials according to FDA’s Good Clinical Practice (“GCP”) regulations to establish the safety and efficacy of the proposed drug for its intended use;
●	submission to, and acceptance by, the FDA of a new drug application (an “NDA”);
●	completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
●	FDA review and approval of the NDA.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The drug candidate is initially introduced into human subjects or patients with the disease and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some drug candidates for severe or life-threatening diseases, the initial human testing is often conducted in patients.
●	Phase 2: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug candidate for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, typically at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the drug candidate and provide, if appropriate, an adequate basis for product labeling.

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

Timing to Approval

We estimate that it generally takes 10 to 15 years or possibly longer to discover, develop and bring to market a new pharmaceutical product in the U.S. as outlined below:

Phase:	Objective:	Estimated
Duration:

Discovery	Lead identification and target validation.	2 to 4 years

Preclinical	Initial toxicology for preliminary identification of risks for humans; gather early pharmacokinetic data.	1 to 2 years

Phase 1	Test for safety, dosage tolerance, absorption, metabolism, distribution and excretion.	1 to 2 years

Phase 2	Identify possible adverse effects and safety risks; preliminarily evaluate the efficacy of the drug candidate for specific targeted diseases; determine dosage tolerance and optimal dosage.	2 to 4 years

Phase 3	Further evaluate dosage, clinical efficacy and safety in an expanded patient population, typically at geographically dispersed clinical study sites	2 to 4 years

FDA approval	Approval by the FDA to sell and market the drug for the approved indication.	6 months to 2 years

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

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

●	record-keeping requirements;
●	reporting of adverse experiences with the drug;
●	providing the FDA with updated safety and efficacy information;
●	drug sampling and distribution requirements;
●	notifying the FDA and gaining its approval of specified manufacturing or labeling changes;
●	complying with certain electronic records and signature requirements; and
●	complying with FDA promotion and advertising requirements.

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

●	The COVID-19 pandemic could adversely impact our business, including our clinical trials.
●	We are a clinical stage biotechnology company with no significant revenue. We have incurred significant operating losses since our inception, and we expect to incur losses for the foreseeable future and may never achieve profitability.
●	We will continue to require substantial additional capital for the foreseeable future. If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our drug development programs and commercialization efforts.
●	The pharmaceutical and biotechnology industry is highly competitive. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.
●	Future collaboration arrangements to leverage our capabilities may not be successful.
●	If we are unable to attract and retain key management, scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.
●	Our employees, agents, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with applicable regulatory standards and requirements.
●	We expect to expand our operations, including clinical trials, in the future and may face challenges in managing our growth, which may result in disruptions to our operations.
●	If we acquire or license technologies, resources or drug candidates, we will incur a variety of costs and may never realize benefits from the transaction.
●	Our business has a substantial risk of product liability claims. If we are unable to obtain or maintain appropriate levels of insurance, a product liability claim could adversely affect our business.
●	We are increasingly dependent on information technology systems to operate our business and a cyber-attack or other breach of our systems, or those of third parties on whom we may rely, could subject us to liability or interrupt the operation of our business.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.
●	We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology that may be similar to ours. If these companies develop technologies, including delivery technologies, or therapeutic candidates more rapidly than we do, or their technologies are more effective, our ability to develop and successfully commercialize therapeutic candidates may be adversely affected.

●	We may be subject, directly or indirectly, to certain U.S. federal and state healthcare laws and regulations, such as anti-kickback, false claims laws, physician payment transparency laws or similar fraud and abuse laws, which could expose us to potential criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	Inadequate funding for the FDA, the SEC and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
●	We must complete extensive clinical trials to demonstrate the safety and efficacy of our drug candidates. If we are unable to demonstrate the safety and efficacy of our drug candidates, we will not be successful.
●	Delays in the commencement of clinical trials of our drug candidates could result in increased costs to us and delay our ability to generate revenues.
●	Delays in the completion of, or the termination of, clinical trials of our drug candidates could result in increased costs to us and could delay or prevent us from generating revenues.
●	If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.
●	In addition to regulations in the U.S., we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products, if approved.
●	Changes in existing laws and regulations affecting the healthcare industry could increase our costs and otherwise adversely affect our business.
●	We rely on third parties to conduct clinical trials for our drug candidates, and their failure to timely and properly perform their obligations may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing our drug candidates.
●	We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.
●	We rely on third parties for manufacturing of our clinical drug supplies; our dependence on these manufacturers may impair the development of our drug candidates.
●	There are underlying risks associated with the manufacture of our drug candidates, which have never been manufactured in large scale. Furthermore, we anticipate continued reliance on third-party manufacturers if we are successful in obtaining marketing approval from the FDA or other regulatory agencies for any of our drug candidates.
●	Identification of previously unknown problems with respect to a drug candidate, manufacturer or facility may result in restrictions on the drug candidate, manufacturer or facility.
●	We may experience delays in the development of our drug candidates if the third-party manufacturers of our drug candidates cannot meet FDA requirements relating to current Good Manufacturing Practices.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may not generate product revenue.
●	If our future drugs do not achieve market acceptance, we may be unable to generate significant revenue, if any.

●	If third-party payors do not adequately reimburse patients for any of our drug candidates that are approved for marketing, they might not be purchased or used, and our revenues and profits will not develop or increase.
●	If our patent position does not adequately protect our drug candidates, others could compete against us more directly, which would harm our business.
●	If any third-party owners of intellectual property we may license in the future do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.
●	Litigation regarding patents, intellectual property and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing drug candidates to market and harm our ability to operate.
●	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.
●	Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights. Additionally, sales of a substantial number of shares of our common stock or other securities in the public market could cause our stock price to fall.
●	We may issue additional shares of our common stock in accordance with our equity incentive plans or upon exercise or conversion of outstanding securities that are exercisable for or convertible into shares of our common stock, which may cause dilution to existing stockholders.
●	The trading price of our common stock has been volatile and is likely to be volatile in the future.
●	Our common stock is thinly traded and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.
●	Our certificate of incorporation grants our Board of Directors the power to designate and issue additional shares of common and/or preferred stock.
●	We do not anticipate paying cash dividends, and accordingly stockholders must rely on stock appreciation for any return on their investment in us.
●	Our management is required to devote substantial time and incur additional expense to comply with public company regulations.
●	Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the price of our common stock.
●	Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock and our ability to access the capital markets.

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

We have incurred significant operating losses since our inception. As of December 31, 2021, we had an accumulated deficit of $77.7 million. To date, we have not generated any revenue from the sale of our drug candidates and we do not expect to generate any revenue from sales of our drug candidates for the foreseeable future. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts.

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

As of December 31, 2021, we had $23.8 million in cash on hand, compared to $13.8 million as of December 31, 2020. Our ongoing future capital requirements will depend on numerous factors, including:

●	the rate of progress, results and costs of completion of ongoing clinical trials of our drug candidates;
●	the rate of progress, results and costs of completion of ongoing preclinical testing of our drug candidates;
●	the size, scope, rate of progress, results and costs of completion of any potential future clinical trials and preclinical tests of our drug candidates that we may initiate;
●	the costs to obtain adequate supply of the compounds necessary for our drug candidates;
●	the costs of obtaining regulatory approval of our drug candidates;
●	the scope, prioritization and number of drug development programs we pursue;
●	the costs for preparing, filing, prosecuting, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other products and technologies and the costs to develop those products and technologies;
●	the costs of future commercializing activities, including product sales, marketing, manufacturing and distribution, of any of our drug candidates or other products for which marketing approval has been obtained;
●	our ability to establish strategic collaborations and licensing or other arrangements on terms favorable to us; and
●	competing technological and market developments.

Any additional fundraising efforts may divert our management from their day to day activities, which may adversely affect our ability to develop and commercialize our drug candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities and other factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. If adequate funds are not available on a timely basis, we may be forced to:

●	delay, reduce the scope of or eliminate one or more of our drug development programs;
●	relinquish, license or otherwise dispose of rights to technologies, drug candidates or products that we would otherwise seek to develop or commercialize ourselves at an earlier stage or on terms that are less favorable than might otherwise be available; or
●	liquidate and dissolve the Company.

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

Many of our competitors have:

●	significantly greater capital, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize drug candidates;
●	more experience in drug discovery, development and commercialization, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products;
●	drug candidates that have been approved or are in late-stage clinical development; and/or
●	collaboration arrangements in our target markets with leading companies and research institutions.

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

If we do enter into collaborative arrangements, the success of these collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Furthermore, we may face risks and uncertainties in connection with collaborative arrangements, including:

●	inability to integrate the resources or capabilities of collaborators;
●	collaborators may prove difficult to work with or less skilled than we originally expected;
●	disputes may arise with respect to the ownership of rights to technology developed with collaborators;

●	disagreements with collaborators could delay or terminate the research, development or commercialization of products or result in litigation or arbitration;
●	difficulty enforcing our arrangements if one of our collaborators fails to perform;
●	termination of our collaboration arrangements by collaborators, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business or financial communities;
●	collaborators may have considerable discretion in electing whether to pursue the development of any additional drug candidates and may pursue technologies or products either on their own or in collaboration with our competitors that are similar to or competitive with our technologies; and
●	collaborators may change the focus of their development and commercialization efforts.

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

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders might otherwise consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

●	limitations on our stockholders’ ability to call special meetings of stockholders;
●	an advance notice requirement for stockholder proposals and nominations for members of our Board;
●	the authority of our Board to determine the number of director seats on our Board;
●	the authority of our Board to fill vacancies occurring on the Board;
●	the authority of our Board to issue preferred stock with such terms as our Board may determine.

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

Healthcare providers, physicians and others will play a primary role in the recommendation, ordering and utilization of any products for which we obtain regulatory approval. If we obtain FDA approval for any of our products and begin commercializing those products in the U.S., our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment transparency laws and regulations. These laws may impact, among other things, our potential sales, marketing and education programs and our relationships with physicians, patients, and other persons or entities in a position to refer, use, or recommend our future products. The laws that may affect our ability to operate could include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which may be pursued through civil whistleblower or qui tam actions, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid or other third-party payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	federal criminal statutes under the Health Insurance Portability and Accountability Act of 1996, which prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
●	the federal transparency requirements under The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (known collectively as the “Affordable Care Act”), including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	State law equivalents of each of the healthcare laws described above, some of which may be broader in scope and apply regardless of the type of payor, such as state anti-kickback statutes and false claims acts, and state pricing, marketing, and transparency statutes that require us to adopt compliance programs, report pricing information, or disclose payments or other transfers of value to physicians or other covered recipients.

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

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	demonstrating sufficient safety and efficacy in past clinical trials to obtain regulatory approval to commence a further clinical trial;
●	convincing the FDA that we have selected valid endpoints for use in proposed clinical trials;
●	reaching agreements on acceptable terms with prospective contract manufacturers for manufacturing sufficient quantities of our drug candidates; and
●	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

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

Once a clinical trial has begun, it may be delayed, suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

●	regulators or institutional review boards may not authorize us to commence or conduct a clinical trial at a prospective trial site;
●	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials or we may abandon projects that we expect may not be promising;

●	we might have to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;
●	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
●	the cost of our clinical trials may be greater than we currently anticipate and we may lack adequate funding to continue the clinical trial;
●	the timing of our clinical trials may be longer than we currently anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner (including delays or inability to manufacture or obtain sufficient quantities of materials for use in clinical trials);
●	inadequacy of or changes in our manufacturing process or compound formulation;
●	slower than expected rates of patient recruitment and enrollment or lower than expected patient retention rates;
●	the effects of our drug candidates may not be the desired effects or may include undesirable side effects or our drug candidates may have other unexpected characteristics;
●	changes in applicable regulatory policies and regulations;
●	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;
●	uncertainty regarding proper dosing;
●	failure of our clinical research organizations to comply with all regulatory and contractual requirements or otherwise fail to perform their services in a timely or acceptable manner;
●	scheduling conflicts with participating clinicians and clinical institutions;
●	failure to construct appropriate clinical trial protocols;
●	insufficient data to support regulatory approval;
●	inability or unwillingness of medical investigators to follow our clinical protocols; and
●	the timing of discussions and meetings with the FDA or other regulatory authorities regarding the scope or design of our clinical trials.

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

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the U.S. and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for our drug candidates, we face risks that:

●	the drug candidate may not prove to be efficacious;
●	the drug candidate may not prove to be safe;
●	the drug candidate may not be readily co-administered or combined with other drugs or drug candidates;
●	the results may not confirm the positive results from earlier preclinical studies or clinical trials;
●	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies; and
●	the FDA or other regulatory agencies may require us to carry out additional studies.

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

Our research and development activities, preclinical studies and clinical trials, and the manufacturing, marketing and labeling of any products we may develop, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. Changes in existing federal, state and foreign laws and agency regulations may be established that could prevent or delay regulatory approval of our drug candidates or materially increase our costs, including:

●	changes in the FDA and foreign regulatory processes for new therapeutics that may delay or prevent the approval of any of our drug candidates;
●	new laws, regulations, or judicial decisions related to healthcare availability or the payment for healthcare products and services, including prescription drugs, that would make it more difficult for us to market and sell products once they are approved by the FDA or foreign regulatory agencies;
●	changes in FDA and foreign regulations that may require additional safety monitoring prior to or after the introduction of new products to market, which could materially increase our costs of doing business; and
●	changes in FDA and foreign current cGMP that would make it more difficult for us to manufacture our drug candidates in accordance with cGMP.

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

We have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with third-party manufacturers for the manufacture of our drug requirements, including agreements for the manufacture of prexigebersen for use in our Phase 2 clinical trial in AML, as well as agreements for the manufacture of prexigebersen-A, BP1002 and BP1003 for use in our Phase 1 clinical trials. To date, we have made steady progress with our current third-party manufacturers, overcoming challenges associated with scaling up manufacturing to develop their capabilities to supply us with our necessary quantities of drug supplies for our clinical trials. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, including:

●	reliance on third-party manufacturers for regulatory compliance and quality assurance;
●	the possibility of breach of the manufacturing agreement by the third-party manufacturer because of factors beyond our control;

●	the possibility of termination or nonrenewal of our manufacturing agreement by the third-party manufacturer at a time that is costly or inconvenient for us;
●	the potential that third-party manufacturers will develop know-how owned by such third-party manufacturer in connection with the production of our drug candidates that is necessary for the manufacture of our drug candidates; and
●	reliance on third-party manufacturers to assist us in preventing inadvertent disclosure or theft of our proprietary knowledge.

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

Even if our drug candidates obtain regulatory approval, they may not gain market acceptance among physicians, health care payors, patients and the medical community. Factors that we believe could materially affect market acceptance of our drug candidates include:

●	the timing of market introduction of competitive drugs;
●	the demonstrated clinical safety and efficacy of our drug candidates compared to other drugs and other drug candidates;
●	the suitability of our drug candidates to be co-administered or combined with other drugs or drug candidates;
●	the durability of our drug candidates in their ability to prevent the emergence of drug-resistant viral mutants;
●	the convenience and ease of administration of our drug candidates;
●	the existence, prevalence and severity of adverse side effects;
●	other potential advantages of alternative treatment methods;

●	the effectiveness of marketing and distribution support;
●	the cost-effectiveness of our drug candidates; and
●	the availability of reimbursement from managed care plans, the government and other third-party payors.

If our approved drug candidates fail to achieve market acceptance, we would not be able to generate significant revenue. In addition, even if our approved drug candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if:

●	new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete;
●	unforeseen complications arise with respect to the use of our products; or
●	sufficient third-party insurance coverage or reimbursement does not remain available.

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

Our revenues and profits will depend significantly upon the availability of adequate reimbursement for the use of any approved drug candidates from governmental and other third-party payors, both in the U.S. and in foreign markets. Reimbursement by a third party may depend upon a number of factors, including the third-party payor’s determination that use of an approved drug candidate is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost effective; and
●	neither experimental nor investigational.

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

Risks Related to Intellectual Property

If our patent position does not adequately protect our drug candidates, others could compete against us more directly, which would harm our business.

Our patent portfolio currently includes five issued patents in the U.S. and two issued patents in foreign jurisdictions:

Claims Related to DNAbilize®

Patent No.	Title	Date Issued
US 9,744,187	P-ethoxy nucleic acids for liposomal formulation	August 29, 2017

US 10,335,428	P-ethoxy nucleic acids for liposomal formulation	July 2, 2019

US 10,898,506	P-ethoxy nucleic acids for liposomal formulation	January 26, 2021

SG 11201802718P	P-ethoxy nucleic acids for liposomal formulation	May 12, 2021

EA 038277	P-ethoxy nucleic acids for liposomal formulation	August 4, 2021

Compositions and Methods of Use for Specific Drug Targets

Patent No.	Title	Date Issued
US 10,927,379	Combination therapy with liposomal antisense oligonucleotides	February 23, 2021

US 11,041,153	P-ethoxy nucleic acids for STAT3 inhibition	June 22, 2021

We have six additional pending patent applications in the U.S. In addition, we have pending patent applications in key foreign jurisdictions across our six families of applications. Our success depends in large part on our ability to obtain and maintain patent protection both in the U.S. and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our drug candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

●	the patentability of our inventions relating to our drug candidates; and/or
●	the enforceability, validity or scope of protection offered by our patents relating to our drug candidates.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

●	incur substantial monetary damages;
●	encounter significant delays in bringing our drug candidates to market; and/or

●	be precluded from participating in the manufacture, use or sale of our drug candidates or methods of treatment requiring licenses.

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

As of December 31, 2021, there were 485,908 shares of common stock reserved for issuance upon the exercise of outstanding options granted under our equity incentive plans. As of December 31, 2021, there were 190,224 additional shares of common stock reserved for future issuance of awards under the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan, as amended (the “2017 Stock Incentive Plan”). In addition, as of December 31, 2021, there were 429,791 shares of common stock reserved for issuance upon the exercise of outstanding warrants that we have issued in connection with prior securities offerings. To the extent that outstanding stock options and warrants are exercised, existing stockholders’ ownership interests may be diluted, which may reduce the market price of our common stock.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. On March 10, 2014, our common stock commenced trading on The Nasdaq Capital Market, and there is a limited history on which to gauge the volatility of our stock price on The Nasdaq Capital Market. From January 1, 2019 through December 31, 2021, our stock price has fluctuated from a low of $1.84 to a high of $73.52, after adjustment for reverse stock splits. The market price for our common stock will be affected by a number of factors, including:

●	the denial or delay of regulatory approvals of our drug candidates or receipt of regulatory approval of competing products;
●	our ability to accomplish clinical, regulatory and other drug development milestones;
●	the ability of our drug candidates, if they receive regulatory approval, to achieve market success;
●	the performance of third-party manufacturers and suppliers;
●	developments with respect to patents and other intellectual property rights;
●	sales of common stock or other securities by us or our stockholders in the future;
●	additions or departures of key scientific or management personnel;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our drug candidates;
●	trading volume of our common stock;
●	investor perceptions about us and our industry;
●	public reaction to our press releases, other public announcements and SEC and other filings;
●	the failure of analysts to cover us, or changes in analysts’ estimates or recommendations;
●	the failure by us to meet analysts’ projections or guidance;
●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors; and
●	the other factors described elsewhere in this “Item 1A. Risk Factors” or the section titled “Risk Factors” contained in our other public filings.

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting. As a smaller reporting company as defined in Rule 12b-2 under the Exchange Act, we are currently exempt from the auditor attestation requirement of Section 404(b). If we lose this eligibility, we will incur increased personnel and audit fees in connection with the additional audit requirements. If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on the price of our common stock.

Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock and our ability to access the capital markets.

The listing standards of The Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain (1) a board of directors comprised of a majority of Independent Directors (as defined in Nasdaq Listing Rule 5605(a)(2)) and an audit committee of the board of directors comprised of at least three members, each of whom must be an Independent Director, and (2) a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements.

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

As previously reported, due solely to the resignation of Martina Molsbergen from her position as a member of the Board and all committees of the Board on which she served (the “Director Resignation”) as described in the Company’s Current Report on Form 8-K filed on February 18, 2022, the Company is not in compliance with the continued listing requirements as set forth in Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A) regarding the composition of the Board and the Audit Committee (as hereinafter defined), respectively, because a majority of the Board is not comprised of Independent Directors and the Audit Committee is not comprised of three Independent Directors. Also as previously reported, the Listing Qualifications Department of Nasdaq has granted the Company a cure period to regain compliance with such Nasdaq Listing Rules, which cure period will expire upon the earlier of the Company’s next annual stockholders’ meeting or February 14, 2023; provided, however, that if the Company’s next annual stockholders’ meeting occurs no later than 180 days following the Director Resignation, then the cure period will expire 180 days following the Director Resignation. The Board intends to appoint a new Independent Director to fill the vacancy prior to the expiration of such cure period in order to regain compliance with such Nasdaq Listing Rules, but there can be no assurance that the Board will be able to do so.

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

In April 2016, we entered into a lease agreement for approximately 2,100 square feet of lab space located in Bellaire, Texas for research and development purposes. The term of the lease began on May 1, 2016 and was scheduled to terminate on April 30, 2019. In December 2018, we entered into an amendment to the lease agreement to extend the term of the lease to April 30, 2022. In January 2022, we exercised an option in the lease agreement amendment to extend the term of the lease to April 30, 2025.

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

Holders

As of March 3, 2022, there were 7,160,164 shares of our common stock outstanding and approximately 196 stockholders of record.

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

The FDA granted approval of venetoclax in combination with LDAC, decitabine or azacytidine (the latter two drugs are DNA hypomethylating agents) as frontline therapy for newly diagnosed AML in adults who are 75 years or older, or who have comorbidities precluding intensive induction chemotherapy. We believe this approval of the frontline venetoclax and decitabine combination therapy provides an opportunity for combining prexigebersen with the combination therapy for the treatment of de novo AML patients. Preclinical efficacy studies for the triple combination treatment of prexigebersen, decitabine and venetoclax in AML have been successfully completed. In the preclinical efficacy studies, four AML cancer cell lines were treated with three different combinations of decitabine, venetoclax and prexigebersen. Decrease in AML cell viability was the primary measure of efficacy. The triple combination of decitabine, venetoclax and prexigebersen showed significant improvement in efficacy in three of the four AML cell lines. Based on these results, we believe that adding prexigebersen to the treatment combination of decitabine and venetoclax could lead to improved efficacy in AML patients. Accordingly, we further amended Stage 2 of this Phase 2 clinical trial to add the triple combination treatment comprised of prexigebersen, decitabine and venetoclax.

Bio-Path’s approved amended Stage 2 for this Phase 2 clinical trial currently has three cohorts of patients. The first two cohorts will treat patients with the triple combination of prexigebersen, decitabine and venetoclax. The first cohort will include untreated AML patients, and the second cohort will include relapsed/refractory AML patients. Finally, the third cohort will treat relapsed/refractory AML patients, who are venetoclax-resistant or -intolerant, with the two-drug combination of prexigebersen and decitabine. The full trial design plans have approximately 98 evaluable patients for the first cohort having untreated AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax-resistant or -intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at ten clinical sites in the U.S., and Gail J. Roboz, MD is the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is a professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College and the New York-Presbyterian Hospital in New York City. On August 13, 2020, we announced the enrollment and dosing of the first patient in this approved amended Stage 2 of the Phase 2 clinical trial.

On April 5, 2021, we announced the successful completion of the safety run-in of Stage 2 of the Phase 2 clinical study. In the safety run-in of the triple combination, six evaluable patients were treated with the combination of prexigebersen, decitabine and venetoclax. These patients included four relapsed/refractory AML patients, and two newly diagnosed AML patients. In the preliminary safety data review, five of the patients (83%) responded to treatment, including four (67%) achieving CR and one (17%) achieving CRi. Recent publications provide that CR rates to combination treatment with decitabine and venetoclax (but without prexigebersen) are 42 to 52% for relapsed/refractory AML patients and 0 to 39% for relapsed/refractory secondary AML patients. Response rates to frontline treatment with decitabine and venetoclax (but without prexigebersen) are 62 to 71% for newly diagnosed AML patients. These preliminary data, presented at the 2021 American Society of Hematology Annual Meeting, showed the treatment was well-tolerated and there were no dose limiting toxicities attributed to prexigebersen. Three patients remained on treatment for more than one cycle.

In addition, a modified product named prexigebersen-A, Bio-Path's fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Prexigebersen-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. In late 2019, we filed an IND application to initiate a Phase 1/1b clinical trial of prexigebersen-A in patients with solid tumors, including ovarian, endometrial, pancreatic and breast cancer. Ovarian cancer is one of the most common types of gynecologic malignancies, with approximately 50% of all cases occurring in women older than 63 years. On October 27, 2021, we announced that the FDA cleared the IND application for prexigebersen-A for the initial Phase 1/1b clinical trial, which allows us to proceed with next steps to open the clinical trial.

Our second drug candidate, BP1002, targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1 clinical trial that will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is being conducted at several leading cancer centers, including MD Anderson Cancer Center and the Georgia Cancer Center. On November 19, 2020, we announced the enrollment and dosing of the first patient in the Phase 1 clinical trial.

Additionally, on August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/1b clinical trial that will evaluate the ability of BP1002 to treat refractory/relapsed AML patients. The Phase 1/1b clinical trial is anticipated to be conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center and the Georgia Cancer Center. Gail J. Roboz, M.D., will serve as Principal Investigator for the Phase 1/1b trial.

Our third drug candidate, BP1003, targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, NSCLC and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. We successfully completed several IND enabling studies of BP1003 in 2021 and expect to complete one additional IND enabling study in 2022. If that additional study is successfully completed, our goal is to file an IND in 2022. Based on the filing of the IND, we expect to initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

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

As of December 31, 2021, we had an accumulated deficit of $77.7 million. Our net loss was $10.4 million and $10.9 million for the years ended December 31, 2021 and 2020, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Revenue. We had no revenue for each of the years ended December 31, 2021 and 2020.

Research and Development Expenses. Our research and development expense was $5.9 million for the year ended December 31, 2021, a decrease of $0.7 million compared to the year ended December 31, 2020. The decrease in research and development expense was primarily due to timing of activities related to our clinical trial for prexigebersen in AML partially offset by an increase in manufacturing expenses related to drug product batch releases in the fourth quarter of 2021. The following table sets forth our research and development expenses (in thousands):

	Year ended
	December 31,
	2021	2020
Research and development expense	$5,744	$6,477
Non-cash stock-based compensation expense	166	101
Total research and development expense	$5,910	$6,578

General and Administrative Expenses. Our general and administrative expense was $4.5 million for the year ended December 31, 2021, an increase of $0.2 million compared to the year ended December 31, 2020. The increase in general and administrative expense was primarily due to increased stock-based compensation expense. The following table sets forth our general and administrative expenses (in thousands):

	Year ended
	December 31,
	2021	2020
General and administrative expense	$3,878	$3,854
Non-cash stock-based compensation expense	655	476
Total general and administrative expense	$4,533	$4,330

Net Operating Loss. Our net loss from operations was $10.4 million for the year ended December 31, 2021, a decrease of $0.4 million compared to the year ended December 31, 2020.

Net Loss. Our net loss was $10.4 million for the year ended December 31, 2021, a decrease of $0.4 million compared to the year ended December 31, 2020.

Net Loss per Share. Net loss per share, both basic and diluted, was $1.55 per share for the year ended December 31, 2021, compared to $2.83 per share for the year ended December 31, 2020. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $23.8 million at December 31, 2021, an increase of $10.0 million compared to December 31, 2020. We believe that our available cash at December 31, 2021 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months from the date of this Annual Report on Form 10-K.

Cash Flows

For the Year Ended December 31, 2021

Operating Activities. Net cash used in operating activities for the year ended December 31, 2021 was $9.9 million. Excluding non-cash stock-based compensation expense of $0.8 million and depreciation and amortization expenses of $0.2 million, net cash used in operating activities consisted primarily of the net loss for the period of $10.4 million, an increase in current assets of $0.2 million and a decrease in operating liabilities of $0.3 million.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2021 consisted of capital expenditures totaling $0.1 million which were related to research and development equipment purchases and a website upgrade.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2021 was $20.0 million. Net cash provided by financing activities consisted primarily of net proceeds of $12.2 million from the 2021 Public Offering and net proceeds of $3.7 million from sales of our common stock under the Offering Agreement, each as described below, as well as net proceeds of $4.2 million from the exercise of warrants to purchase shares of our common stock.

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

Investing Activities. There were no investing activities for the year ended December 31, 2020.

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

At-The-Market Offering Agreement

On July 13, 2020, we entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which we may offer and sell, from time to time, through or to Wainwright, shares of our common stock. Sales of shares of common stock under the Offering Agreement were previously made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. From and after August 18, 2021, sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on August 18, 2021, for an aggregate offering price of up to $10.0 million, provided that we may be limited in the amount of securities that we can sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as our public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. During the year ended December 31, 2021, we offered and sold 478,800 shares of our common stock under the Offering Agreement for net proceeds of approximately $3.7 million. As of December 31, 2021, we had offered and sold 1,328,800 shares of our common stock under the Offering Agreement for gross proceeds of approximately $8.4 million. The net proceeds from the offering, after deducting commissions and our offering expenses, were approximately $8.0 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any material off-balance sheet arrangements.

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

Research and Development Costs – Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense.

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

For the year ended December 31, 2021 and 2020, we had $5.9 million and $6.6 million, respectively, of costs classified as research and development expense.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our principal executive officer and our principal financial officer, and effected by our Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2021. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer (who is also our Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2021. Based on this evaluation, management believes that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our current directors and officers are set forth below:

Name	Age	Position - Committee
Peter H. Nielsen	73	Chief Executive Officer; President; Chief Financial Officer; Treasurer; Chairman of the Board; Director – Business Development Committee

Heath W. Cleaver, CPA	48	Director – Audit Committee (Chair); Compensation Committee; Nominating/Corporate Governance Committee (Chair)

Paul D. Aubert	52	Director – Audit Committee; Compensation Committee -Chair; Nominating/Corporate Governance Committee

Douglas P. Morris	66	Director – Business Development Committee; Director of Investor Relations; Secretary

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

Board of Directors

Our operations are managed under the broad supervision of the Board, which has ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. Our Board is currently comprised of two independent directors and two non-independent directors. The Board has determined that current directors Heath W. Cleaver and Paul D. Aubert are “independent” as independence is defined under the listing standards for The Nasdaq Stock Market. The Board based these determinations primarily on a review of the responses our directors provided to questions regarding employment and compensation history, affiliations and family and other relationships.

As previously reported, due solely to the Director Resignation as described in the Company’s Current Report on Form 8-K filed on February 18, 2022, the Company is not in compliance with the continued listing requirements as set forth in Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A) regarding the composition of the Board and the Audit Committee, respectively, because a majority of the Board is not comprised of Independent Directors and the Audit Committee is not comprised of three Independent Directors. Also as previously reported, the Listing Qualifications Department of Nasdaq has granted the Company a cure period to regain compliance with such Nasdaq Listing Rules, which cure period will expire upon the earlier of the Company’s next annual stockholders’ meeting or February 14, 2023; provided, however, that if the Company’s next annual stockholders’ meeting occurs no later than 180 days following the Director Resignation, then the cure period will expire 180 days following the Director Resignation. The Board intends to appoint a new Independent Director to fill the vacancy prior to the expiration of such cure period in order to regain compliance with such Nasdaq Listing Rules.

Codes of Ethics

We have adopted the Employee Code of Business Conduct and Ethics, which applies to all of our employees, including our executive officers, and the Code of Business Conduct and Ethics for Members of the Board, which applies to members of the Board.

Board Committees

The Board has a standing audit committee (the “Audit Committee”), compensation committee (the “Compensation Committee”) and nominating/corporate governance committee (the “Nominating/Corporate Governance Committee”), each of which is governed by a charter. The Board may also establish other committees from time to time as necessary to facilitate the management of the business and affairs of the Company. In 2020, the Board formed a business development committee (the “Business Development Committee”) that assists the Board by advising management on its plans for business development, licensing opportunities and business partnership opportunities. In addition to these committees, we also have a Scientific Advisory Board that serves an advisory role to management and the Board. The information below summarizes the functions of each of the committees and the Scientific Advisory Board.

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

The Audit Committee, as permitted by, and in accordance with, its charter, is responsible to periodically assess the adequacy of procedures for the public disclosure of financial information and review on behalf of the Board, and report to the Board, the results of its review and its recommendation regarding all material matters of a financial reporting and audit nature, including, but not limited to, the following main subject areas:

●	financial statements, including management’s discussion and analysis thereof;
●	financial information in any annual information form, proxy statement, prospectus or other offering document, material change report, or business acquisition report;
●	press releases regarding annual and interim financial results or containing earnings guidance;
●	internal controls;
●	audits and reviews our financial statements; and
●	filings with securities regulators containing financial information, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

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

The Audit Committee is comprised of Messrs. Cleaver and Aubert. Mr. Cleaver currently serves as the chair of the Audit Committee. The Board has determined that Mr. Cleaver qualifies as an “audit committee financial expert” under the Exchange Act and that each member of the Audit Committee is an independent director. The Audit Committee meets at least once per fiscal quarter to fulfill its responsibilities under its charter and in connection with the review of the Company’s quarterly and annual financial statements.

Compensation Committee

The Compensation Committee’s role is to assist the Board in fulfilling its responsibilities relating to all forms of compensation of the Company’s executive officers, administering the Company’s incentive compensation plan and other benefits plans, including a deferred compensation plan, if applicable, and producing any required report on executive compensation for use in the Company’s proxy statement or other public disclosure. The Compensation Committee operates under a written charter adopted by the Board. The Compensation Committee periodically assesses compensation of our executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company and such other companies into consideration. All decisions with respect to the compensation of our Chief Executive Officer are determined and approved either solely by the

Compensation Committee or together with other independent directors, as directed by the Board. All decisions with respect to non-CEO executive compensation, and incentive-compensation and equity-based plans are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval. In addition, the Compensation Committee will, as appropriate, review and approve public or regulatory disclosure respecting compensation, including required disclosures regarding executive compensation under Item 402 of Regulation S-K, and the basis on which performance is measured. The Compensation Committee has the authority to retain and compensate any outside adviser as it determines necessary to permit it to carry out its duties. The Compensation Committee has not to date engaged the services of any executive compensation consultant. The Compensation Committee may not form or delegate authority to subcommittees without the prior approval of the Board.

The Compensation Committee is comprised of Messrs. Aubert and Cleaver, each of whom are independent under the rules of The Nasdaq Stock Market. The Compensation Committee meets as necessary. Mr. Aubert is the chair of the Compensation Committee.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee’s charter provides that the responsibilities of such committee include:

●	evaluating, identifying and recommending nominees to the Board;
●	considering written recommendations from our stockholders for nominees to the Board;
●	recommending directors to serve as committee members and chairs;
●	reviewing and developing corporate governance guidelines, policies and procedures for the Board;
●	reviewing disclosure by the Company of matters within the Nominating/Corporate Governance Committee’s mandate; and
●	reviewing and evaluating the Nominating/Corporate Governance Committee’s charter and efficacy.

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

The Nominating/Corporate Governance Committee is comprised of Messrs. Cleaver and Aubert, each of whom are independent under the rules of The Nasdaq Stock Market. The Nominating/Corporate Governance Committee meets at least annually, and otherwise as necessary. Mr. Cleaver is the chair of the Nominating/Corporate Governance Committee.

Business Development Committee

The Business Development Committee assists the Board by advising management on its plans for business development, licensing opportunities and business partnership opportunities. The Business Development Committee also performs other duties as directed by the Board from time to time and operates under a written charter adopted by the Board. The Business Development Committee is currently comprised of Messrs. Nielsen and Morris.

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

●	appropriate biographical information, a statement as to the qualifications of the nominee and any other information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and
●	the Proposing Stockholder Information (as defined in the Bylaws).

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

To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner.

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

This section provides important information on our executive compensation programs and explains the compensation decisions made during 2021 by the Compensation Committee for our named executive officers (“NEOs”). In the fiscal year ended December 31, 2021, our only NEO was Peter H. Nielsen, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President.

Compensation Philosophy

Our primary objective with respect to executive compensation is to design a reward system that will align executive compensation with our overall business strategies and attract and retain highly qualified executives. We intend to stay competitive in the marketplace with companies of comparable size, industry and complexity. Our compensation philosophy for executives is guided by the following principles:

●	Pay for Performance. In making compensation decisions, we consider annual and long-term Company performance and consider the compensation of our executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company into consideration.

●	Reviewed Annually. The Compensation Committee annually reviews compensation levels to ensure we remain competitive and continue to attract, retain and motivate top-tier talent.
●	Alignment with Stockholder Interests. Our compensation is intended to closely align the interests of our NEOs with those of our stockholders in an effort to create long-term stockholder value. In developing our compensation philosophy, the Compensation Committee has considered the most recent stockholder advisory vote on executive compensation in which an overwhelmingly positive percentage of the votes cast were in favor of our executive compensation. The Compensation Committee is continuously mindful of stockholders’ views on executive compensation and remains focused on ensuring proper alignment with stockholder interests.

Our compensation philosophy rewards demonstrated performance and encourages behavior that is in the long-term best interests of the Company and its stockholders.

Elements and Mix of our 2021 Compensation Program

The following elements made up the fiscal year 2021 compensation program for our NEOs:

Element	Form of Compensation	Purpose, Basis and Performance Criteria
Base Salary	Cash
●
Base salary is intended to provide a market competitive level of fixed compensation in recognition of responsibilities, skills, capabilities, experience and leadership.
●
Base salary is not generally performance based, but reflective of competencies and experience.

Annual Performance Incentive Awards (considered “at-risk” compensation)	Cash	● Annual cash performance incentive awards are intended to motivate and reward performance achievement. ● Payments are discretionary and approved annually by the Compensation Committee.

Long-Term Incentive Awards (considered “at-risk” compensation)	Stock Options
●
Long-term incentive awards are intended to recognize and reward the achievement of long-term corporate goals and objectives, recognize promotions, motivate retention of our leadership talent and align executives’ interests with our stockholders.
●
The Compensation Committee determines the amount of long-term incentive awards to be granted to each NEO. The Compensation Committee also may make isolated awards to recognize promotions, new hires or individual performance achievements.
●
In 2021, the long-term incentive awards included time-vested equity awards that vest over a four-year period.
●
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
●
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

Each year for the Compensation Committee meeting, our CEO prepares an evaluation of each of the other executive officers, if any, and makes compensation recommendations to the Compensation Committee based upon our performance against our corporate performance metrics and the individual’s performance. In addition to considering the CEO’s recommendations, the Compensation Committee assesses the applicable executive officer’s impact during the year and his or her overall value to the Company, specifically by considering the individual leadership skills, impact on strategic initiatives, performance in his or her primary area of responsibility, his or her role in succession planning and development, and other intangible qualities that contribute to corporate and individual success. During 2021, our CEO was our only executive officer.

Compensation Consultant and Peer Comparisons. For the 2021 performance period, the Compensation Committee did not engage an external compensation consultant to review the compensation of our executive officers. For comparison purposes, the Compensation Committee relied upon peer executive compensation data from proxies and compensation surveys of the Industry Peer Group (as defined below) prepared by our executive compensation counsel based on parameters set by the Compensation Committee. The Compensation Committee reviewed executive compensation data from the Industry Peer Group to consider competitive pay levels and compensation practices. Such data included components such as total direct compensation, considered as the sum of base salary and annual cash performance incentive award, as well as total compensation, including long-term incentive awards.

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

The Compensation Committee established our current Industry Peer Group in 2021. With the assistance of our executive compensation counsel, the Compensation Committee reviews the composition of the peer group annually to ensure that companies are relevant for comparative purposes. In identifying companies to include in the Industry Peer Group, the Compensation Committee considered, among other things, the following:

●	the industry of the companies;
●	the annual revenue, market capitalization and total assets of the companies;
●	the number of full-time employees of the companies;
●	the market data sources that are available with respect to the companies; and
●	the number of peers included in the Industry Peer Group.

For 2021, our Industry Peer Group consisted of the following companies (the “Industry Peer Group”):

●	Actinium Pharmaceuticals Inc. (ATNM)
●	Cellectar Biosciences, Inc. (CLRB)

●	Cyclacel Pharmaceuticals Inc. (CYCC)
●	Dare Bioscience, Inc. (DARE)
●	Diffusion Pharmaceuticals, Inc. (DFFN)
●	Neurobo Pharmaceuticals Inc. (NRBO)
●	Ocuphire Pharma, Inc. (OCUP)
●	PDS Biotechnology Corp. (PDSB)
●	Soligenix, Inc. (SNGX)
●	Sonnet Biotherapeutics Holdings, Inc. (SONN)
●	Xenetic Biosciences Inc. (XBIO)

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

Role of Other Executive Officers. Our CEO makes recommendations to the Compensation Committee on all compensation actions (other than his own compensation) affecting our other executive officers, if any. In developing his recommendation for an executive officer, our CEO considers the self-evaluation prepared by the executive officer, the recommendations of his executive team, as well as his own evaluation. Our CEO’s evaluation includes an assessment of the impact that the executive officer has had on the Company during the award year and their overall value to the Company as a senior leader. The Compensation Committee is provided with our CEO’s evaluation of each executive officer’s performance and contributions to the Company. The Compensation Committee considers the information and recommendations provided by our CEO and provides a recommendation to the Board for non-CEO executive officer base salary, annual cash incentive awards and grants of long-term incentive awards, which are subject to Board approval. During 2021, our CEO was our only executive officer.

2021 Performance Analysis and Compensation Decisions

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

Base Salary. In recent years, the Compensation Committee has adjusted executive base salaries with the goal of providing a stable base of competitive cash compensation while rewarding corporate and individual performance through annual performance incentive awards. During 2021, the annual base salary for Mr. Nielsen was $530,000, compared to $510,000 during 2020.

Annual Performance Incentive Awards. During 2021, the Compensation Committee approved a discretionary annual cash performance incentive award for Mr. Nielsen in the amount of $150,000.

Long-term Incentive Awards. The Compensation Committee believes that long-term incentive awards should provide for a retention incentive with a strong tie to relative long-term stockholder return. Accordingly, the Compensation Committee grants stock option awards that typically vest over a four-year period. During 2021, the Board approved a long-term incentive award in the form of stock options to Mr. Nielsen based on recommendations from the Compensation Committee. Specifically, in March 2021, Mr. Nielsen

was awarded a time-vested stock option award to purchase 100,000 shares of our common stock. The terms of the stock option grant require, among other things, that Mr. Nielsen continue to provide services over the vesting period of the options. The stock options vest over a four-year period from the date of the grant, with one-fourth (1/4) of the stock options vesting on the first anniversary of such grant, and the remaining stock options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the stock options over the next three years, based on continuing service to the Company.

Summary Compensation Table

The following table sets forth information with respect to the compensation of our sole NEO for the fiscal years ended December 31, 2021 and 2020.

Name and				Option	All Other
Principal				Awards	Compensation
Position	Year	Salary ($)	Bonus ($)	($)(1)	($)		Total ($)
Peter H. Nielsen, CEO,	2021	$530,000	$150,000	$622,505	$179	(2)	$1,302,684
CFO, President, Chairman, Director	2020	$510,000	$150,000	$427,332	$170	(2)	$1,087,502
(1)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.
(2)	The amounts reported represent life insurance premiums paid by the Company for Mr. Nielsen.

Grants of Plan-Based Awards Table

The following table contains information about grants of plan-based stock options to our sole NEO during fiscal year 2021:

Estimated Future Payouts Under Non-Equity
Incentive Plan Awards
					All Other	All Other
					Stock	Option	Exercise or	Grant Date
					Awards:	Awards:	Base	Fair Value
					Number of	Number of	Price of	of
					Shares of	Securities	Option	Stock
	Grant	Threshold	Target	Maximum	Stock or	Underlying	Awards	Awards
Name	Date	($)	($)	($)	Units (#)	Options (#)	($/Sh)	($)(2)
Mr. Nielsen (1)	3/31/2021					100,000	$7.02	$6.23
(1)	Reflects time-vested stock options awarded under the 2017 Stock Incentive Plan. The options vest over a four-year period from the date of grant, with one-fourth (1/4) of the options vesting on the first anniversary of such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years.
(2)	The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.

Narrative Disclosures to Summary Compensation Table and Grants of Plan-Based Awards Table

Please see the discussion under the heading “2021 Performance Analysis and Compensation Decisions” in this Annual Report on Form 10-K, above.

Outstanding Equity Awards at December 31, 2021

The following table sets forth certain information with respect to outstanding stock option awards of our sole NEO for the fiscal year ended December 31, 2021.

			Equity
			Incentive
			Plan
	Number of	Number of	Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying
	Options	Options	Unexercised	Option	Option
	Exercisable	Unexercisable	Unearned	Exercise	Expiration
Name	(#)	(#)	Options (#)	Price ($)	Date
Mr. Nielsen (1)	7,500	—	—	$92.00	August 2023
Mr. Nielsen (1)	2,761	—	—	$550.00	April 2026
Mr. Nielsen (2)	5,961	539	—	$36.80	April 2028
Mr. Nielsen (3)	10,313	4,684	—	$18.40	March 2029
Mr. Nielsen (4)	6,562	8,438	—	$3.25	March 2030
Mr. Nielsen (5)	31,875	53,125	—	$5.21	June 2030
Mr. Nielsen (6)	—	100,000	—	$7.02	March 2031
(1)	All of these options granted are fully vested.
(2)	This option vests over a four-year period from the date of grant, April 11, 2018, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(3)	This option vests over a four-year period from the date of grant, March 28, 2019, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(4)	This option vests over a four-year period from the date of grant, March 28, 2020, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(5)	This option vests over a four-year period from the date of grant, June 16, 2020, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(6)	This option vests over a four-year period from the date of grant, March 31, 2021, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.

Employment Agreement and Potential Payments Upon Termination or Change of Control

Bio-Path Subsidiary has entered into an employment agreement with its Chief Executive Officer, Peter H. Nielsen, dated May 1, 2007 (the “Nielsen Employment Agreement”).

The Nielsen Employment Agreement provides for a base salary, as approved by the Compensation Committee, of $530,000. The Nielsen Employment Agreement provides that Mr. Nielsen is entitled to certain severance payments and benefits in the event he is terminated without Cause (as defined in the Nielsen Employment Agreement) or resigns for Good Reason (as defined in the Nielsen Employment Agreement), subject to Mr. Nielsen’s continued compliance with the Confidentiality Agreement (as defined in the Nielsen Employment Agreement) and execution of a general release of all claims against us. In addition, the Nielsen Employment

Agreement also provides that Mr. Nielsen is entitled to certain severance payments and benefits in the event he is terminated without Cause or resigns for Good Reason within three months before or 12 months following a Change in Control (as defined in the Nielsen Employment Agreement), subject to Mr. Nielsen’s continued compliance with the Confidentiality Agreement and execution of a general release of all claims against us.

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

Potential severance payments and benefits to be paid pursuant to the Nielsen Employment Agreement assuming a termination or Change in Control occurred on December 31, 2021 are set forth in the table below.

		Triggering Event
			Termination
			without
			Cause or
			Resignation
			for
		Termination	Good Reason
		without	within 3
		Cause or	Months Before or
		Resignation	12 Months Following
		for Good	a
		Reason	Change in Control
Name	Benefit	($)	($)
Peter H. Nielsen	Market Value of Stock Vesting	$7,800	$7,800	(1)
	Accrued Vacation Days	48,923	48,923
	Three Months’ Base Salary	132,500	132,500
	Continuation of Benefits	10,589	21,178
	Total	$199,812	$210,401
(1)	Mr. Nielsen’s stock option awards would immediately become vested, and the value of the acceleration would be equal to the vesting shares multiplied by the excess of the then current stock price over the exercise price of the options. For purposes of this table, we have calculated the value of the acceleration using the closing price of our common stock on December 31, 2021, or $3.77 per share.

DIRECTOR COMPENSATION

The following table presents summary information for the year ended December 31, 2021 regarding the compensation of the members of our Board (other than Mr. Nielsen).

	Fees
	Earned
	or Paid		Option		All Other
Name	in Cash		Awards		Compensation		Total
Heath W. Cleaver	$54,750	(1)	$61,633	(2)	$—		$116,383
Paul D. Aubert	$46,125	(1)	$61,633	(2)	$—		$107,758
Martina Molsbergen (3)	$48,375	(1)	$61,633	(2)	$4,500	(4)	$114,508
Douglas P. Morris (5)	$—		$81,027	(6)	$68,473	(7)	$149,500
(1)	These amounts reflect cash fees paid to or earned by our non-employee directors for attending Board or committee meetings during the year ended December 31, 2021.
(2)	In March 2021, our non-employee directors who were eligible at such time earned or received an annual grant of an option to purchase 10,000 shares of our common stock, which was the only grant received by such directors during 2021. The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for assumptions made by us in such valuation.
(3)	Ms. Molsbergen resigned from the Board on February 14, 2022.
(4)	The amounts reported represent amounts earned for Board services performed beyond the normal scope of their Board or committee responsibilities.
(5)	Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director and does not receive compensation for his services as a member of the Board.
(6)	Option awards granted to Mr. Morris reflect compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations.
(7)	This amount reflects compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations, which includes base salary and certain other benefits.

The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our directors (other than Mr. Nielsen) as of December 31, 2021:

Number of
shares
underlying
outstanding
Director	options
Heath W. Cleaver	22,500
Paul D. Aubert	22,000
Douglas P. Morris (1)	31,640
(1)	Mr. Morris’s outstanding options include 3,265 options earned while serving as an executive officer of the Company. Mr. Morris ceased serving in his officer capacities in June 2014. However, Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director.

Narrative to Director Compensation Table

In 2021, our non-employee directors received cash and equity compensation in accordance with our non-employee director compensation structure. Directors who were also employed by the Company did not receive compensation for services as directors. We amended our compensation structure for all non-employee directors on January 1, 2021. During 2021, our compensation structure for all non-employee directors was as follows:

Cash Compensation Program

Non-employee directors received as compensation an annual cash retainer in the amount of $40,000.

The chairs of the respective Board committees also received as compensation the following amounts: (i) an annual cash retainer in the amount of $20,000 to the chair of the Audit Committee; (ii) an annual cash retainer in the amount of $10,000 to the chair of the Compensation Committee; (iii) an annual cash retainer in the amount of $8,000 to the chair of the Nominating/Corporate Governance Committee; and (iv) an annual cash retainer in the amount of $8,000 to the chair of the Business Development Committee.

Non-chair members of the respective Board committees also received as compensation the following amounts: (i) an annual cash retainer in the amount of $7,500 to each member of the Audit Committee; (ii) an annual cash retainer in the amount of $5,000 to each member of the Compensation Committee; and (iii) an annual cash retainer in the amount of $4,000 to each member of the Nominating/Corporate Governance Committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned at March 3, 2022 by: (i) our sole NEO and each director; (ii) all executive officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock. The information in this table is based solely on statements in filings with the SEC or other reliable information.

	Amount and
	Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class
Peter H. Nielsen (1) (2)	128,002	1.79%
Douglas P. Morris (1) (3)	23,686	*
Heath W. Cleaver (1) (4)	22,500	*
Paul D. Aubert (1) (5)	22,000	*
All officers and directors as a group (6)	196,188	2.74%

*Less than 1%

(1)	These are our NEOs and directors.

(2)	Includes 25,823 shares owned of record and 102,179 shares issuable upon the exercise of options that are exercisable within 60 days.
(3)	Includes 8,050 shares held by Hyacinth Resources, LLC and 121 shares held by Sycamore Ventures, LLC. Mr. Morris disclaims beneficial ownership of the shares held by Sycamore Ventures, LLC except to the extent of his pecuniary interest therein. Also includes 15,515 shares issuable upon the exercise of options that are exercisable within 60 days.
(4)	All 22,500 shares are issuable upon the exercise of options that are exercisable within 60 days.
(5)	All 22,000 shares are issuable upon the exercise of options that are exercisable within 60 days.
(6)	Includes 33,994 shares owned of record and 182,194 shares issuable upon the exercise of options currently exercisable or will be exercisable within 60 days.

Equity Compensation Plan Information

There are no equity compensation plans that have not been approved by our stockholders. The following table contains information about our equity compensation plans in effect as of December 31, 2021 (in thousands, except per share amount).

Number of
	Number of		shares of
	shares of		common stock
	common stock to		remaining
	be issued	Weighted-average	available for
	upon exercise of	exercise price	future issuance
	outstanding	of outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights (1)	and rights	plans (2)
Equity compensation plans approved by stockholders	486	$14.58	190
Equity compensation plans not approved by stockholders	—		—
(1)	16 of the shares shown in this column are securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2021 that were granted under the First Amended Bio-Path Holdings, Inc. 2007 Stock Incentive Plan, as amended (the “2007 Stock Incentive Plan”). 470 of the shares shown in this column are securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2021 that were granted under the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan, as amended (the “2017 Stock Incentive Plan”).
(2)	The shares shown in this column as remaining available for future issuance as of December 31, 2021 are all under the 2017 Stock Incentive Plan. The 2007 Stock Incentive Plan expired in January 2018.

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

Director Independence

The following members of the Board have been identified as independent under the standards of The Nasdaq Stock Market: Heath W. Cleaver and Paul D. Aubert. Martina Molsbergen was identified as independent under the standards of The Nasdaq Stock Market prior to the Director Resignation. Presently, there are no directors on our Audit Committee, Nominating/Corporate Governance Committee or Compensation Committee who are not independent under the standards of The Nasdaq Stock Market.

As previously reported, due solely to the Director Resignation as described in the Company’s Current Report on Form 8-K filed on February 18, 2022, the Company is not in compliance with the continued listing requirements as set forth in Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A) regarding the composition of the Board and the Audit Committee, respectively, because a majority of the Board is not comprised of Independent Directors and the Audit Committee is not comprised of three Independent Directors. Also as previously reported, the Listing Qualifications Department of Nasdaq has granted the Company a cure period to regain compliance with such Nasdaq Listing Rules, which cure period will expire upon the earlier of the Company’s next annual stockholders’ meeting or February 14, 2023; provided, however, that if the Company’s next annual stockholders’ meeting occurs no later than 180 days following the Director Resignation, then the cure period will expire 180 days following the Director Resignation. The Board intends to appoint a new Independent Director to fill the vacancy prior to the expiration of such cure period in order to regain compliance with such Nasdaq Listing Rules.

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

For the interim period from January 1, 2020 through March 6, 2020, BDO, as our independent registered public accounting firm during such time, billed the approximate fees set forth in the first table below. During the interim period from March 9, 2020 through December 31, 2020, and for the fiscal year ended December 31, 2021, EY, as our independent registered public accounting firm during such time, billed the approximate fees set forth in the second table below. The Board has considered the respective services provided by BDO and EY and has concluded that such services are compatible with the independence of BDO and EY as our principal accountants during the respective periods.

The table below sets forth the aggregate fees billed to the Company by BDO for services rendered in the interim period from January 1, 2020 through March 6, 2020 (in thousands).

January 1,
2020 –
March 6,
2020
Audit fees (1)	$—
Audit-related fees (2)	—
Tax fees (3)	—
All other fees (4)	—
Total	$—

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly filings, services associated with equity offerings, including with respect to registration statements filed by the Company, and services that are normally provided by BDO in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.
(2)	Audit-related fees consist of fees billed by BDO for assurance and related services. These fees include services provided in conjunction with due diligence services and employee benefit plan audits.
(3)	Tax fees consist of fees billed for professional services rendered by BDO for state and federal tax compliance and advice, and tax planning.
(4)	All other fees consist of fees billed by BDO for professional services other than those relating to audit fees, audit-related fees and tax fees.

The table below sets forth the aggregate fees billed to the Company by EY for services rendered in the interim period from March 9, 2020 through December 31, 2020 and in the fiscal year ended December 31, 2021 (in thousands).

		March 9,
		2020 –
	December 31,	December 31,
	2021	2020
Audit fees (1)	$285	$272
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$285	$272

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly filings, services associated with equity offerings, including with respect to registration statements filed by the Company, and services that are normally provided by EY in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.
(2)	Audit-related fees consist of fees billed by EY for assurance and related services. These fees include services provided in conjunction with due diligence services and employee benefit plan audits.
(3)	Tax fees consist of fees billed for professional services rendered by EY for state and federal tax compliance and advice, and tax planning.

(4)	All other fees consist of fees billed by EY for professional services other than those relating to audit fees, audit-related fees and tax fees.

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
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

+ Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: March 10, 2022	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 10, 2022	President/Chief Executive Officer/ Chief Financial Officer/	/s/ Peter H. Nielsen
	Principal Accounting Officer/Director	Peter H. Nielsen
March 10, 2022	Director	/s/ Heath W. Cleaver
Heath W. Cleaver
March 10, 2022	Director	/s/ Paul D. Aubert
Paul D. Aubert
March 10, 2022	Director	/s/ Douglas P. Morris
Douglas P. Morris

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bio-Path Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Path Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Prepaid or Accrued Research and Development Expenses
Description of the Matter

During 2021, the Company incurred $5.9 million for research and development expenses and as of December 31, 2021 recorded prepaid clinical trial expenses of $1.4 million. As disclosed in Note 2 to the consolidated financial statements, research and development costs are charged to expense when the related goods are delivered or services are performed. The Company estimated its clinical trial expense based on a cost per patient calculation, which is derived from estimated start-up costs, clinical trial costs based on the number of patients and length of treatment and clinical study report costs. The Company recorded an accrual or prepaid for clinical trial expenses based on its estimated clinical trial expense as compared to payments made to the Company’s third-party clinical research organization, laboratories and clinical investigation sites. As of December 31, 2021, all of the Company’s clinical trials were in a prepaid position.

Auditing the Company’s accrued and prepaid research and development expenses is complex due to significant judgment and estimates made by management in determining the clinical trial expenses incurred, which include inputs such as number of patients, length of treatment and clinical study report costs, compared to payments the Company has made.

How We Addressed the Matter in Our Audit

To test the prepaid research and development expenses for significant clinical trials, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions that are used by management to estimate the recorded prepayments. To test the significant assumptions, we corroborated the patient enrollment, length of treatment, trial timeline and progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects, inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded, and obtained information directly from vendors of their costs incurred to date. We tested a sample of transactions and compared the costs against related invoices and contracts. We also performed analytics over fluctuations in accruals or prepaid balances by trial throughout the year and tested subsequent payments to evaluate the completeness of the research and development expenses recognized.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Houston, Texas

March 10, 2022

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of December 31,	As of December 31,
	2021	2020

Assets

Current assets
Cash	$23,774	$13,755
Prepaid drug product	523	1,273
Other current assets	1,843	928
Total current assets	26,140	15,956

Fixed assets
Furniture, fixtures & equipment	1,099	1,029
Less accumulated depreciation	(874)	(798)
	225	231

Right of use operating assets	203	288

Total Assets	$26,568	$16,475
Liabilities & Shareholders' Equity
Current liabilities
Accounts payable	$106	$100
Accrued expenses	770	975
Current portion of lease liabilities	82	94
Total current liabilities	958	1,169

Noncurrent lease liabilities	153	236

Total Liabilities	1,111	1,405
Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 7,160 and 4,542 shares issued and outstanding, respectively	7	5
Additional paid in capital	103,111	82,286
Accumulated deficit	(77,661)	(67,221)
Total shareholders' equity	25,457	15,070
Total Liabilities & Shareholders' Equity	$26,568	$16,475

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020

Operating expenses

Research and development	$5,910	$6,578
General and administrative	4,533	4,330

Total operating expenses	10,443	10,908

Net operating loss	$(10,443)	$(10,908)

Other income
Interest income	3	26

Total other income	3	26

Net loss	$(10,440)	$(10,882)

Net loss per share, basic and diluted	$(1.55)	$(2.83)

Basic and diluted weighted average number of common shares outstanding	6,725	3,847

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020

Cash flow from operating activities

Net loss	$(10,440)	$(10,882)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	821	577
Amortization of right of use assets	85	79
Depreciation	76	72
(Increase) decrease in operating assets
Prepaid drug product	750	(497)
Other current assets	(915)	(140)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(199)	(84)
Lease liabilities	(95)	(85)

Net cash used in operating activities	(9,917)	(10,960)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(70)	—

Net cash used in investing activities	(70)	—

Cash flow from financing activities

Net proceeds from sale of common stock	15,849	4,289
Net proceeds from exercise of warrants	4,157	—

Net cash provided by financing activities	20,006	4,289

Net increase (decrease) in cash	10,019	(6,671)

Cash, beginning of period	13,755	20,426

Cash, end of period	$23,774	$13,755

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	3,692	$4	$77,421	$(56,339)	$21,086

Issuance of common stock, net of fees	850	1	4,288	—	4,289
Stock-based compensation	—	—	577	—	577
Net loss	—	—	—	(10,882)	(10,882)

Balance at December 31, 2020	4,542	$5	$82,286	$(67,221)	$15,070

Balance at December 31, 2020	4,542	$5	$82,286	$(67,221)	$15,070

Issuance of common stock, net of fees	2,189	2	15,847	—	15,849
Exercise of warrants, net of fees	429	—	4,157	—	4,157
Stock-based compensation	—	—	821	—	821
Net loss	—	—	—	(10,440)	(10,440)

Balance at December 31, 2021	7,160	$7	$103,111	$(77,661)	$25,457

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Path Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

Unless the context requires otherwise, references in these Notes to the Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 80 patients, the Company's DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, the Company currently has four antisense drug candidates in development to treat at least five different cancer disease indications.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of Bio-Path Holdings, Inc. and its wholly owned subsidiary Bio-Path, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2021, approximately $23.5 million of its cash balance was not covered by the FDIC. As of December 31, 2020, the Company had approximately $13.8 million in cash on-hand, of which approximately $13.5 million was not covered by the FDIC. To date, the Company has not incurred any losses on its cash balances.

Furniture, fixtures and equipment — Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $0.1 million for each of the years ended December 31, 2021 and 2020, respectively.

The estimated useful lives are as follows:

Computers and equipment – 3 years

Furniture and fixtures – 7 years

Scientific equipment –7 years

Leasehold improvements – Lesser of useful life or lease term

Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred.

Long-Lived Assets — The Company’s long-lived assets consist of furniture, fixtures and equipment, leasehold improvements and right-of-use operating assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by a comparison of the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Stock-Based Compensation — The Company records stock-based compensation expense measured using the fair value method. The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. The Company's policy is to estimate forfeitures at the grant date and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these assumptions can materially affect the fair value estimate.

Net Loss Per Share — Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2021 and 2020, they were not included in the computation of any diluted per-share amount when a loss exists, as it would be anti-dilutive. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2021 and 2020. The calculation of diluted earnings per share for 2021 did not include 485,908 shares and 429,791 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of December 31, 2021 as the effect would be anti-dilutive. The calculation of diluted earnings per share for 2020 did not include 274,008 shares and 858,699 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of December 31, 2020 as the effect would be anti-dilutive.

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S.”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends as well as on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from the Company’s estimates. These estimates include accrued clinical trial costs, stock-based compensation expense, valuation of warrants and valuation of deferred tax assets.

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

The Company has experienced significant losses since its inception, including net losses of $10.4 million and $10.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had an accumulated deficit of $77.7 million and $23.8 million in cash and cash equivalents. The Company has no debt commitments. Substantially all of the Company’s net losses have resulted from costs incurred in connection with its research and development activities and its general and administrative expenses to support operations. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company believes that its available cash at December 31, 2021 will be sufficient to fund liquidity and capital expenditure requirements for at least the next 12 months from the date of issuance of these consolidated financial statements. However, the Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, prexigebersen-A, BP1002 and BP1003. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by the Company as of the specified effective date. There are no recent accounting pronouncements that have a material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $1.3 million as of December 31, 2020 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial, prexigebersen-A for testing in a Phase 1 clinical trial and BP1002 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during 2021, with advanced payments remaining to be expensed totaling $0.5 million as of December 31, 2021.

4.	Other Current Assets

As of December 31, 2021, other current assets included prepaid expenses of $1.8 million, comprised primarily of prepayments of $1.4 million made for the Company’s clinical trials for BP1002 in AML and lymphoma, prexigebersen in AML and prexigebersen-A in solid tumors as well as prepaid insurance of $0.3 million and other prepaid expenses of $0.1 million. As of December 31, 2020, other current assets included prepaid expenses of $0.9 million, comprised primarily of prepayments of $0.6 million made for the Company’s clinical trials for BP1002 in lymphoma and prexigebersen-A in solid tumors as well as prepaid insurance of $0.3 million.

5.	Property and Equipment

The following table summarizes property and equipment as of December 31, 2021 and 2020:

		December 31,
	Estimated Useful
	Lives	2021	2020

	(in years)	(in thousands)
Leasehold improvements	2 to 5	$463	$463
Computers and office equipment	3	83	60
Furniture and fixtures	7	93	46
Scientific equipment	7	460	460
Total		1,099	1,029
Less: Accumulated depreciation		(874)	(798)
Net property and equipment		$225	$231

6.	Accounts Payable

As of December 31, 2021, current liabilities included accounts payable of $0.1 million, comprised primarily of legal and patent fees and expenses related to manufacturing totaling $0.1 million. As of December 31, 2020, current liabilities included accounts payable of $0.1 million, comprised primarily of investor relations expenses and legal and patent fees of $0.1 million.

7.	Accrued Expense

As of December 31, 2021, current liabilities included accrued expenses of $0.8 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, franchise tax expense of $0.1 million, legal and patent fees of $0.1 million, manufacturing expenses of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2020, current liabilities included accrued expenses of $1.0 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $0.4 million, accrued employee vacation and bonus expenses of $0.4 million, manufacturing expenses of $0.1 million and other accrued expenses of $0.1 million.

8.	Stockholders’ Equity

Issuances of Common Stock – On February 16, 2021, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to a public offering of 1,710,600 shares of its common stock for gross proceeds of approximately $13.0 million under the 2019 Shelf Registration Statement (the “2021 Public Offering”). In addition, on February 16, 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which it agreed to sell an aggregate of 1,650,000 shares of its common stock in the 2021 Public Offering to such investors. The 2021 Public Offering closed on February 18, 2021. The net proceeds from the 2021 Public Offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, were approximately $12.2 million.

During the year ended December 31, 2021, the Company issued an aggregate of 428,907 shares of its common stock pursuant to the exercise of warrants at a weighted average exercise price of approximately $9.71 per share. The net proceeds to the Company from the exercise of the warrants were approximately $4.2 million. The Company did not issue any common stock pursuant to the exercise of warrants during the year ended December 31, 2020.

At-The-Market Offering Agreement - On July 13, 2020, the Company entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which the Company may offer and sell, from time to time, through or to Wainwright, shares of the Company’s common stock. Sales of shares of common stock under the Offering Agreement were previously made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. From and after August 18, 2021, sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on August 18, 2021, for an aggregate offering price of up to $10.0 million, provided that the Company may be limited in the amount of securities that it can sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as the Company’s public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. The Company will pay Wainwright a commission of 3% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses. During the year ended December 31, 2021, the Company offered and sold 478,800 shares of its common stock under the Offering Agreement for net proceeds of approximately $3.7 million. As of December 31, 2021, the Company had offered and sold 1,328,800 shares of its common stock under the Offering Agreement for gross proceeds of approximately $8.4 million. The net proceeds from the offering, after deducting commissions and offering expenses, were approximately $8.0 million.

Stockholders’ Equity totaled $25.5 million as of December 31, 2021 compared to $15.1 million as of December 31, 2020. There were 7,160,164 shares of common stock issued and outstanding as of December 31, 2021. There were no shares of preferred stock issued and outstanding as of December 31, 2021.

9.	Stock-Based Compensation Plan

The 2017 Plan – On December 21, 2017, the Company’s stockholders approved the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (as amended, the “2017 Plan”), which replaced the First Amended 2007 Stock Incentive Plan, as amended (the “2007 Plan”). The 2007 Plan expired by its terms in January 2018, and no awards were made under the 2007 Plan from the approval of the 2017 Plan on December 21, 2017 until the expiration of the 2007 Plan. The 2017 Plan provides for the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Restricted Share Units, Stock Appreciation Rights, Performance-Based Awards and other stock-based awards, or any combination of the foregoing to the Company’s employees, non-employee directors and consultants. On December 19, 2019, the Company's stockholders approved an amendment to the 2017 Plan to increase the number of shares reserved for grant and issuance pursuant to the 2017 Plan by 600,000 shares to 660,000 shares. As of December 31, 2021, there were 190,224 shares of common stock reserved for future issuance of awards under the 2017 Plan. Under the 2017 Plan, the exercise price of awards is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options intended to qualify as qualified Incentive Stock Options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award under the 2017 Plan shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change of control, as defined in the 2017 Plan.

Stock option awards granted for the years 2021 and 2020 were estimated to have a weighted average fair value per share of $6.22 and $4.34, respectively. The fair value calculation is based on stock options granted during the year using the Black-Scholes option-pricing model on the date of grant. In addition, for all stock options granted, exercise price was determined based on the fair value as determined by the closing stock price at the date of the grant. For stock options granted during 2021 and 2020 the following weighted average assumptions were used in determining fair value:

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

Option activity under the Plans for the year ended December 31, 2021 was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)

Outstanding at December 31, 2020	274	$20.57	8.7	$3,750
Granted	213	7.02	9.3
Expired	(1)	72.67
Outstanding at December 31, 2021	486	$14.58	8.4	$7,800
Vested and expected to vest December 31, 2021	451	$15.21	8.4	$7,114
Exercisable at December 31, 2021	178	$28.09	7.6	$3,412

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount changes based on the fair value of the Company’s stock.

Option activity under the Plans for the year ended December 31, 2020 was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)

Outstanding at December 31, 2019	68	$68.56	7.7	$—
Granted	211	5.01	9.4
Forfeited	(4)	7.19
Expired	(1)	28.67
Outstanding at December 31, 2020	274	$20.57	8.7	$3,750
Vested and expected to vest December 31, 2020	238	$22.66	8.7	$—
Exercisable at December 31, 2020	66	$63.95	7.2	$3,070

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

Stock-Based Compensation Expense – Total stock-based compensation expense for the year ended 2021 was $0.8 million, which consisted of research and development expense of $0.2 million and general and administrative expense of $0.7 million. As of December 31, 2021, future stock-based compensation expense for all outstanding unvested options was $1.4 million, which is expected to be recognized over a weighted-average vesting period of 2.5 years. Total stock-based compensation expense for the year ended 2020 was $0.6 million, which consisted of research and development expense of $0.1 million and general and administrative expense of $0.5 million.

10.	Warrants

A summary of warrants outstanding and exercisable as of December 31, 2021 is as follows (in thousands, except as noted):

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Year Issued	Outstanding	Life	Price	Exercisable	Price
		(in years)	(per share)		(per share)
2016	6	—	$466.26	6	$466.26
2017	23	0.4	118.95	23	118.95
2018	120	2.2	19.20	120	19.20
2019	281	2.8	13.76	281	13.76
	430	2.5	$27.61	430	$27.61

11.	Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $3.2 million as of December 31, 2021, comprised of $1.6 million for the manufacture of prexigebersen drug product, $1.2 million for manufacture of the Company’s Grb2 drug substance, $0.3 million for manufacturing development and $0.1 million for testing services. The Company expects to incur $2.6 million of these commitments over the next 12 months.

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

At the inception of an agreement, the Company determines if the agreement is a lease based on the unique facts and circumstances in each agreement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For agreements that contain a lease, the Company identifies lease and non-lease components, determines the consideration in the contract, determines whether the lease is an operating or financing lease and recognizes right of use (“ROU”) assets and lease liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable so the Company uses an incremental borrowing rate based on the information available at the lease commencement date, which represents an estimated rate that would be incurred to borrow over a similar term in a similar economic environment. The weighted average incremental borrowing rate utilized on its lease liabilities as of December 31, 2021 was 8.0%.

The Company’s current leases include options to renew which can impact the lease term. The exercise of these options is at its discretion and the Company does not include any of these options within the expected lease term as there is no reasonable certainty these options will be exercised. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis within its consolidated financial statements. The Company’s leases are included in ROU assets, current portion of lease liabilities and noncurrent lease liabilities in its consolidated balance sheet for the year ended December 31, 2021.

The following table summarizes the Company’s operating lease assets and liabilities:

	December 31,
	2021	2020

	(in thousands)
Assets:
Operating lease assets	$203	$288

Liabilities:
Current portion of lease liabilities	82	94
Noncurrent lease liabilities	153	236
Total operating lease liabilities	$235	$330

The following table summarizes the Company's lease related costs:

	December 31,
	2021	2020

	(in thousands)
Operating lease costs	$117	$115
Variable lease costs	11	6
Total lease costs	$128	$121

The Company made cash payments for its operating leases of $0.1 million for the year ended December 31, 2021.

The following table summarizes the Company's expected minimum lease payments:

As of December 31, 2021
(in thousands)
2022	$98
2023	89
2024	76
Future minimum lease payments	263
Less: Interest	(28)
Present value of operating lease liabilities	$235

As of December 31, 2021, the weighted average remaining lease term was 2.7 years.

13.	Benefit Plan

The Company initiated a contribution savings plan under Section 401(k) of the Internal Revenue Code in 2016. Under the plan, all eligible employees may contribute up to the statutory allowable amount governed by the Internal Revenue Service for any calendar year. The Company makes matching contributions equal to 100% of the first 3% and 50% of the next 2% of each employee’s base salary up to the allowable amount, which is fully vested on the date the matching contributions are made. For the years ended December 31, 2021 and 2020, matching contributions totaled $39,000 and $30,000, respectively.

14.	Income Taxes

At December 31, 2021, the Company had a net operating loss carryforward for federal income tax purposes of $71.3 million, $35.8 million of which begins to expire in varying amounts in tax year 2026. Approximately $35.5 million of net operating losses, incurred after December 31, 2017, carryforward indefinitely. During each of the years ended December 31, 2021 and 2020, the Company raised additional equity capital. IRC Section 382 imposes certain limitations on the use of net operating losses and research and development tax credits to offset future taxable income when an ownership change has occurred. The Company has yet to determine whether an ownership change occurred in 2021 or 2020. If an ownership change is determined to have occurred, additional limitations on the Company’s net operating losses incurred prior to the ownership change may apply. The Company has a research and development tax credit carryforward of $3.4 million for federal income tax purposes that begins to expire in varying amounts in tax year 2028.

In assessing the ability to realize its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers evidence such as the reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets. As such, a valuation allowance has been recorded to offset the Company’s net deferred tax assets at December 31, 2021. The Company recorded an increase in the valuation allowance of $2.6 million for the year ended December 31, 2021.

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2021 and 2020. The valuation allowance was $19.0 million and $16.4 million as of December 31, 2021 and 2020, respectively.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2021	2020

	(in thousands)
Deferred tax assets – non-current

Accrued bonuses	$63	$53
Accrued vacation	26	24
Net operating loss (NOL) carryover	14,975	12,876
Research & development tax credits	3,353	2,902
Share based expense	572	472
Other	4	4
Right of use lease liability	49	69
Fixed asset depreciation	43	55
Total deferred tax asset	19,085	16,455
Less: valuation allowance	(19,042)	(16,395)
Net deferred tax asset	43	60
Right of use asset	(43)	(60)
Net deferred tax asset	$—	$—

Reconciliation between income taxes at the statutory tax rate (21%) and the actual income tax provision for continuing operations follows:

	December 31,
	2021	2020

	(in thousands)
Loss before income taxes	$(10,440)	$(10,882)
Tax (benefit) at statutory tax rate	(2,193)	(2,285)
Effects of:
Exclusion of incentive stock option expense	73	50
R&D tax credits	(451)	(832)
Increase (decrease) in valuation allowance	2,648	2,990
Other	(77)	77
Provision for income taxes	$—	$—

As of December 31, 2021, the Company had no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded as of the year ended December 31, 2021, and no interest or penalties have been accrued as of December 31, 2021 and 2020, respectively.

The Company’s open years for Internal Revenue Service (IRS) examination purposes due to normal statute of limitation are 2018, 2019 and 2020. However, since the Company has operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the Internal Revenue Code of 1986, as amended, in order to redetermine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction was claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss was claimed. The Company is not currently under examination by the IRS or any other taxing authorities.

15.	Subsequent Events

In January 2022, the Company exercised an option for its lab space in the lease agreement amendment as described in Note 12 to extend the term of the lease to April 30, 2025.