Form 10-Q
period 2022-03-31
BIO-PATH HOLDINGS INC
filed 2022-05-16
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At May 10, 2022, the Company had 7,160,164 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2021, and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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
●our ability to maintain effective internal controls over financial reporting; and
●our ability to maintain compliance with the listing standards of the Nasdaq Capital Market.

Please also refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2021, “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
Assets

Current assets
Cash	$21,248	$23,774
Prepaid drug product	952	523
Other current assets	1,410	1,843
Total current assets	23,610	26,140

Fixed assets
Furniture, fixtures & equipment	1,099	1,099
Less accumulated depreciation	(896)	(874)
	203	225

Right of use operating assets	265	203

Total Assets	$24,078	$26,568
Liabilities & Shareholders' Equity
Current liabilities
Accounts payable	$409	$106
Accrued expenses	1,058	770
Current portion of lease liabilities	101	82
Total current liabilities	1,568	958

Noncurrent lease liabilities	195	153

Total Liabilities	1,763	1,111
Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 7,160 and 7,160 shares issued and outstanding, respectively	7	7
Additional paid in capital	103,328	103,111
Accumulated deficit	(81,020)	(77,661)
Total shareholders' equity	22,315	25,457
Total Liabilities & Shareholders' Equity	$24,078	$26,568

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating expenses

Research and development	$2,098	$1,261
General and administrative	1,261	1,187

Total operating expenses	3,359	2,448

Net operating loss	$(3,359)	$(2,448)

Other income
Interest income	—	1

Total other income	—	1

Net loss	$(3,359)	$(2,447)

Net loss per share, basic and diluted	$(0.47)	$(0.43)

Basic and diluted weighted average number of common shares outstanding	7,160	5,721

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flow from operating activities

Net loss	$(3,359)	$(2,447)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	217	140
Amortization of right of use assets	23	20
Depreciation	22	18
(Increase) decrease in operating assets
Prepaid drug product	(429)	298
Other current assets	433	78
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	591	344
Lease liabilities	(24)	(23)

Net cash used in operating activities	(2,526)	(1,572)

Cash flow from financing activities

Net proceeds from sale of common stock	—	14,453
Net proceeds from exercise of warrants	—	4,157

Net cash provided by financing activities	—	18,610

Net (decrease) increase in cash	(2,526)	17,038

Cash, beginning of period	23,774	13,755

Cash, end of period	$21,248	$30,793

Supplemental disclosure of non-cash activities

Non-cash operating activities
Right of use asset recognized in exchange for lease obligation	$85	$—

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	4,542	$5	$82,286	$(67,221)	$15,070

Issuance of common stock, net of fees	1,989	2	14,451	—	14,453
Exercise of warrants, net of fees	429	—	4,157	—	4,157
Stock-based compensation	—	—	140	—	140
Net loss	—	—	—	(2,447)	(2,447)

Balance at March 31, 2021	6,960	$7	$101,034	$(69,668)	$31,373

Balance at December 31, 2021	7,160	$7	$103,111	$(77,661)	$25,457

Stock-based compensation	—	—	217	—	217
Net loss	—	—	—	(3,359)	(3,359)

Balance at March 31, 2022	7,160	$7	$103,328	$(81,020)	$22,315

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2021. The results of operations for the period ended March 31, 2022, are not necessarily indicative of the results for a full-year period.

1.           Organization and Business

The Company is a clinical and preclinical stage oncology-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 115 patients, the Company’s DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, the Company currently has four antisense drug candidates in development to treat at least five different cancer disease indications.

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

2.            Significant Accounting Policies

Net Loss Per Share – Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of March 31, 2022 and 2021, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three months ended March 31, 2022 and 2021. The calculation of diluted earnings per share for 2022 did not include 675,741 shares and 423,390 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of March 31, 2022 as the effect would be antidilutive. The calculation of diluted earnings per share for 2021 did not include 486,408 shares and 429,791 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of March 31, 2021 as the effect would be antidilutive.

Fair Value - The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.            Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.5 million as of December 31, 2021 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial and BP1002 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first three months of 2022, with advanced payments remaining to be expensed totaling $1.0 million as of March 31, 2022.

4.            Other Current Assets

As of March 31, 2022, other current assets included prepaid expenses of $1.4 million, comprised primarily of prepayments of $1.0 million made for the Company’s clinical trials for prexigebersen in AML, BP1001-A in solid tumors as well as BP1002 in separate clinical trials for lymphoma and AML. Additionally, the Company had prepaid manufacturing development expenses of $0.3 million and prepaid insurance of $0.1 million. As of December 31, 2021, other current assets included prepaid expenses of $1.8 million, comprised primarily of prepayments of $1.4 million made for the Company’s clinical trials for BP1002 in AML and lymphoma, prexigebersen in AML and BP1001-A in solid tumors as well as prepaid insurance of $0.3 million and other prepaid expenses of $0.1 million.

5.            Accounts Payable

As of March 31, 2022, current liabilities included accounts payable of $0.4 million, comprised primarily of amounts owed for drug supply manufacturing of $0.3 million and legal and patent fees of $0.1 million. As of December 31, 2021, current liabilities included accounts payable of $0.1 million, comprised primarily of legal and patent fees and expenses related to manufacturing totaling $0.1 million.

6.            Accrued Expense

As of March 31, 2022, current liabilities included accrued expenses of $1.1 million, comprised primarily of accrued employee vacation and bonus expenses of $0.5 million, manufacturing and testing services of $0.3 million, professional and consulting fees of $0.1 million, legal and patent fees of of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2021, current liabilities included accrued expenses of $0.8 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, franchise tax expense of $0.1 million, legal and patent fees of $0.1 million, manufacturing expenses of $0.1 million and other accrued expenses of $0.1 million.

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

At-The-Market Offering Agreement - On July 13, 2020, the Company entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which the Company may offer and sell, from time to time, through or to Wainwright, shares of the Company’s common stock. Sales of shares of common stock under the Offering Agreement were previously made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. From and after August 18, 2021, sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on August 18, 2021, as amended on March 14, 2022, for an aggregate offering price of up to $10.0 million, provided that the Company may be limited in the amount of securities that it can sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as its public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission on the aggregate gross proceeds from each sale of shares under the Offering Agreement and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses.

During the three months ended March 31, 2022, the Company did not offer or sell any shares of its common stock under the Offering Agreement.

Stockholders’ Equity totaled $22.3 million as of March 31, 2022 compared to $25.5 million as of December 31, 2021. There were 7,160,164 shares of common stock issued and outstanding as of March 31, 2022. There were no shares of preferred stock issued and outstanding as of March 31, 2022.

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

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended March 31, 2022 and 2021 was $47,000 and $29,000, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2022 and 2021, respectively:

	2022	2021
Risk-free interest rate	2.43%	1.18%
Expected volatility	127%	127%
Expected term in years	6.0	6.1
Dividend yield	—%	—%

The following summary represents option activity under the Company’s stock-based compensation plans for the three months ended March 31, 2022:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)

Outstanding at December 31, 2021	486	$14.58
Granted	192	3.71
Forfeited	(2)	7.02
Outstanding at March 31, 2022	676	$11.52
Vested and expected to vest March 31, 2022	633	$11.92
Exercisable at March 31, 2022	243	$22.52

As of March 31, 2022, the aggregate intrinsic value of outstanding stock options was $34,000. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. This amount changes based on the fair value of the Company’s stock.

As of March 31, 2022, unamortized stock-based compensation expense for all outstanding options was $1.8 million, which is expected to be recognized over a weighted average vesting period of 2.8 years.

9.            Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $6.1 million as of March 31, 2022, comprised of $3.7 million for manufacture of the Company’s Grb2 drug substance, $1.6 million for the manufacture of prexigebersen drug product, $0.7 million for manufacturing development and $0.1 million for testing services. The Company expects to incur $6.0 million of these commitments over the next 12 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2021. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements due to the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith. To date, COVID-19’s impact on our operations has been limited to the inability to travel to clinical trial sites, clinical trial sites not allowing nonessential personnel on site for the purpose of monitoring activity and delays in the manufacture of our drug requirements by contracted third-party manufacturers. We anticipate COVID-19 may have an effect on patient recruiting in the near term as social distancing mandates are in effect. We believe these operational issues can be managed through remote monitoring capabilities currently being developed and deployed. Our actual results could also differ materially from those anticipated in these forward-looking statements for many other reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2021, the matters discussed in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q, and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

Overview.

We are a clinical and preclinical stage oncology-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 115 patients, our DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have four drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), which targets growth factor receptor-bound protein 2 (Grb2), initially started the efficacy portion of a Phase 2 clinical trial for untreated acute myeloid leukemia (“AML”) patients in combination with low-dose cytarabine (“LDAC”). The interim data released on March 6, 2019 showed that 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved complete remission (“CR”), inclusive of one CR with incomplete hematologic recovery (“CRi”) and one morphologic leukemia-free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. However, DNA hypomethylating agents are now the most frequently used agents in the treatment of elderly AML patients in the U.S. and Europe. As a result, Stage 2 of the Phase 2 trial in AML was amended to remove the combination treatment of prexigebersen and LDAC and replace it with the combination treatment of prexigebersen and decitabine, a DNA hypomethylating agent, for treatment of a second cohort of untreated AML patients. Since decitabine is also used as a treatment for relapsed/refractory AML patients, a cohort of relapsed/refractory AML patients was also added to the study.

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

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in ventoclax-resistant lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research (“AACR”) Annual Meeting. On August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/1b clinical trial that will evaluate the ability of BP1002 to treat refractory/relapsed AML patients. The Phase 1/1b clinical trial is anticipated to be conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center and the Georgia Cancer Center. Gail J. Roboz, M.D., will serve as Principal Investigator for the Phase 1/1b trial.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (“NSCLC”) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. An abstract of the preclinical study was presented at the 2019 AACR Annual Meeting. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. Additionally, an abstract of the preclinical study demonstrating that BP1003 enhanced the sensitivity of breast and ovarian cancer cells to chemotherapy was presented at the 2022 AACR Annual Meeting. We successfully completed several IND enabling studies of BP1003 in 2021 and expect to complete one additional IND enabling study in 2022. If that additional study is successfully completed, our goal is to file an IND in 2022. Based on the filing of the IND, we expect to initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named BP1001-A, Bio-Path's fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. In late 2019, we filed an IND application to initiate a Phase 1/1b clinical trial of BP1001-A in patients with solid tumors, including ovarian, endometrial, pancreatic and breast cancer. Ovarian cancer is one of the most common types of gynecologic malignancies, with approximately 50% of all cases occurring in women older than 63 years. On October 27, 2021, we announced that the FDA cleared the IND application for BP1001-A for the initial Phase 1/1b clinical trial, which allows us to proceed with next steps to open the clinical trial.

Our DNAbilize® technology-based products are available for out-licensing or partnering. We intend to apply our drug technology template to new disease-causing protein targets to develop new nanoparticle antisense RNAi drug candidates. We have a new product identification template in place to define a process of scientific, preclinical, commercial and intellectual property evaluation of potential new drug candidates for inclusion into our drug product development pipeline. As we expand our drug development programs, we will look at indications where a systemic delivery is needed and antisense RNAi nanoparticles can be used to slow, reverse or cure a disease, either alone or in combination with another drug.

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen, BP1002, BP1003 and BP1001-A. We are developing RNAi antisense nanoparticle drug candidates based on our own patented technology to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced patient adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the design and manufacture of antisense RNAi nanoparticle drug products.

As of March 31, 2022, we had an accumulated deficit of $81.0 million. Our net loss was $3.4 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Revenue. We had no revenue for each of the three months ended March 31, 2022 and 2021.

Research and Development Expense. Our research and development expense for the three months ended March 31, 2022 was $2.1 million, an increase of $0.8 million compared to the three months ended March 31, 2021. The increase in research and development expense was primarily due to start up costs related to our Phase 1 clinical trial of BP1002 in refractory/relapsed AML patients and timing of activities for our Phase 1 clinical trial of BP1002 in lymphoma. The following table sets forth our research and development expenses (in thousands):

	Three months ended
	March 31,
	2022	2021
Research and development expense	$2,051	$1,232
Non-cash stock-based compensation expense	47	29
Total research and development expense	$2,098	$1,261

General and Administrative Expense. Our general and administrative expense for the three months ended March 31, 2022 was $1.3 million, an increase of $0.1 million compared to the three months ended March 31, 2021. The increase in general and administrative expense was primarily due to increased stock-based compensation expense. The following table sets forth our general and administrative expenses (in thousands):

	Three months ended
	March 31,
	2022	2021
General and administrative expense	$1,091	$1,076
Non-cash stock-based compensation expense	170	111
Total general and administrative expense	$1,261	$1,187

Net Operating Loss. Our net loss from operations for the three months ended March 31, 2022 was $3.4 million, an increase of $0.9 million compared to the three months ended March 31, 2021.

Net Loss. Our net loss for the three months ended March 31, 2022 was $3.4 million, an increase of $0.9 million compared to the three months ended March 31, 2021.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended March 31, 2022 was $0.47, compared to $0.43 for the three months ended March 31, 2021. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $21.2 million as of March 31, 2022, a decrease of $2.5 million compared to December 31, 2021. We believe that our available cash at March 31, 2022 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2022 was $2.5 million. Excluding non-cash stock-based compensation expense and amortization and depreciation expense totaling $0.3 million, net cash used in operating activities for the three months ended March 31, 2022 consisted primarily of the net loss for the period of $3.4 million and an increase in current liabilities of $0.6 million. Net cash used in operating activities for the three months ended March 31, 2021 was $1.6 million. Excluding non-cash stock-based compensation expense of $0.1 million, net cash used in operating activities consisted primarily of the net loss for the period of $2.4 million, a decrease in prepaid drug product and other current assets of $0.4 and an increase in current liabilities of $0.3 million.

Financing Activities. There were no financing activities for the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2021 was $18.6 million. Net cash provided by financing activities consisted primarily of net proceeds of $12.2 million from the 2021 Registered Direct Offering and net proceeds of $2.3 million from sales of our common stock under the Offering Agreement, each as described below, as well as net proceeds of $4.2 million from the exercise of warrants to purchase shares of our common stock.

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

At-The-Market Offering Agreement

On July 13, 2020, we entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which we may offer and sell, from time to time, through or to Wainwright, shares of our common stock. Sales of shares of common stock under the Offering Agreement were previously made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. From and after August 18, 2021, sales of shares of common stock under the Offering Agreement will be made pursuant to the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on August 18, 2021, as amended on March 14, 2022, for an aggregate offering price of up to $10.0 million, provided that we may be limited in the amount of securities that we can sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as our public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission on the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. During the three months ended March 31, 2022, we did not offer or sell any shares of our common stock under the Offering Agreement. As of March 31, 2022, we had offered and sold 1,328,800 shares of our common stock under the Offering Agreement for gross proceeds of approximately $8.4 million. The net proceeds from the offering, after deducting commissions and our offering expenses, were approximately $8.0 million.

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

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen, BP1002, BP1003 and BP1001-A. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2021. For more information, see Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States has required the management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. There have been no significant changes to our critical accounting policies from those disclosed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of the year ended December 31, 2021.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2021.

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

10.1*+	Second Amendment to Bio-Path Holdings, Inc. 2017 Stock Incentive Plan.
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

**Furnished herewith.

+	Corrected version of exhibit previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2020.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 16, 2022	BIO-PATH HOLDINGS, INC.

		By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)