Form 10-Q
period 2022-06-30
BIO-PATH HOLDINGS INC
filed 2022-08-15
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At August 9, 2022, the Company had 7,160,164 outstanding shares of common stock, par value $0.001 per share.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Assets

Current assets
Cash	$17,024	$23,774
Prepaid drug product	2,147	523
Other current assets	1,392	1,843
Total current assets	20,563	26,140

Fixed assets
Furniture, fixtures & equipment	1,120	1,099
Less accumulated depreciation	(917)	(874)
	203	225

Right of use operating assets	243	203

Total Assets	$21,009	$26,568
Liabilities & Shareholders' Equity
Current liabilities
Accounts payable	$611	$106
Accrued expenses	608	770
Current portion of lease liabilities	102	82
Total current liabilities	1,321	958

Noncurrent lease liabilities	168	153

Total Liabilities	1,489	1,111
Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 7,160 and 7,160 shares issued and outstanding, respectively	7	7
Additional paid in capital	103,541	103,111
Accumulated deficit	(84,028)	(77,661)
Total shareholders' equity	19,520	25,457
Total Liabilities & Shareholders' Equity	$21,009	$26,568

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses

Research and development	$1,851	$760	$3,949	$2,021
General and administrative	1,159	1,049	2,420	2,236

Total operating expenses	3,010	1,809	6,369	4,257

Net operating loss	$(3,010)	$(1,809)	$(6,369)	$(4,257)

Other income
Interest income	2	1	2	2

Total other income	2	1	2	2

Net loss	$(3,008)	$(1,808)	$(6,367)	$(4,255)

Net loss per share, basic and diluted	$(0.42)	$(0.26)	$(0.89)	$(0.67)

Basic and diluted weighted average number of common shares outstanding	7,160	6,960	7,160	6,344

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flow from operating activities

Net loss	$(6,367)	$(4,255)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	430	329
Amortization of right of use assets	45	42
Depreciation	43	36
(Increase) decrease in operating assets
Prepaid drug product	(1,624)	(263)
Other current assets	451	(82)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	343	14
Lease liabilities	(50)	(46)

Net cash used in operating activities	(6,729)	(4,225)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(21)	(47)

Net cash used in investing activities	(21)	(47)

Cash flow from financing activities

Net proceeds from sale of common stock	—	14,453
Net proceeds from exercise of warrants	—	4,157

Net cash provided by financing activities	—	18,610

Net (decrease) increase in cash	(6,750)	14,338

Cash, beginning of period	23,774	13,755

Cash, end of period	$17,024	$28,093

Supplemental disclosure of non-cash activities

Non-cash operating activities
Right of use asset recognized in exchange for lease obligation	$85	$—

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2021	6,960	$7	$101,034	$(69,668)	$31,373

Stock-based compensation	—	—	189	—	189
Net loss	—	—	—	(1,808)	(1,808)

Balance at June 30, 2021	6,960	$7	$101,223	$(71,476)	$29,754

Balance at March 31, 2022	7,160	$7	$103,328	$(81,020)	$22,315

Stock-based compensation	—	—	213	—	213
Net loss	—	—	—	(3,008)	(3,008)

Balance at June 30, 2022	7,160	$7	$103,541	$(84,028)	$19,520

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	4,542	$5	$82,286	$(67,221)	$15,070

Issuance of common stock, net of fees	1,989	2	14,451	—	14,453
Exercise of warrants, net of fees	429	—	4,157	—	4,157
Stock-based compensation	—	—	329	—	329
Net loss	—	—	—	(4,255)	(4,255)

Balance at June 30, 2021	6,960	$7	$101,223	$(71,476)	$29,754

Balance at December 31, 2021	7,160	$7	$103,111	$(77,661)	$25,457

Stock-based compensation	—	—	430	—	430
Net loss	—	—	—	(6,367)	(6,367)

Balance at June 30, 2022	7,160	$7	$103,541	$(84,028)	$19,520

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2021. The results of operations for the period ended June 30, 2022, are not necessarily indicative of the results for a full-year period.

1.           Organization and Business

The Company is a clinical and preclinical stage oncology-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 120 patients, the Company’s DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, the Company currently has four antisense drug candidates in development to treat at least five different cancer disease indications.

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

2.            Significant Accounting Policies

Net Loss Per Share – Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of June 30, 2022 and 2021, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three and six months ended June 30, 2022 and 2021. The calculation of diluted earnings per share for 2022 did not include 657,408 shares and 400,531 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of June 30, 2022 as the effect would be antidilutive. The calculation of diluted earnings per share for 2021 did not include 485,908 shares and 429,791 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of June 30, 2021 as the effect would be antidilutive.

Fair Value - The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.            Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.5 million as of December 31, 2021 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial and BP1002 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first six months of 2022, with advanced payments remaining to be expensed totaling $2.1 million as of June 30, 2022.

4.            Other Current Assets

As of June 30, 2022, other current assets included prepaid expenses of $1.4 million, comprised primarily of prepayments of $1.2 million made for the Company’s clinical trials for prexigebersen in AML, BP1001-A in solid tumors as well as BP1002 in separate clinical trials for lymphoma and AML. Additionally, the Company had prepaid preclinical expenses of $0.1 million and prepaid manufacturing development expenses of $0.1 million. As of December 31, 2021, other current assets included prepaid expenses of $1.8 million, comprised primarily of prepayments of $1.4 million made for the Company’s clinical trials for BP1002 in AML and lymphoma, prexigebersen in AML and BP1001-A in solid tumors as well as prepaid insurance of $0.3 million and other prepaid expenses of $0.1 million.

5.            Accounts Payable

As of June 30, 2022, current liabilities included accounts payable of $0.6 million, comprised primarily of amounts owed for drug supply manufacturing of $0.3 million, clinical trial expenses of $0.2 million and legal and patent fees of $0.1 million. As of December 31, 2021, current liabilities included accounts payable of $0.1 million, comprised primarily of legal and patent fees and expenses related to manufacturing totaling $0.1 million.

6.            Accrued Expense

As of June 30, 2022, current liabilities included accrued expenses of $0.6 million, comprised primarily of accrued employee vacation and bonus expenses of $0.3 million, manufacturing and testing services of $0.1 million, professional and consulting fees of $0.1 million and legal and patent fees of $0.1 million. As of December 31, 2021, current liabilities included accrued expenses of $0.8 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, franchise tax expense of $0.1 million, legal and patent fees of $0.1 million, manufacturing expenses of $0.1 million and other accrued expenses of $0.1 million.

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

At-The-Market Offering Agreement - On July 13, 2020, the Company entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which the

Company may offer and sell, from time to time, through or to Wainwright, shares of the Company’s common stock. From July 14, 2020 to August 18, 2021, offers and any applicable sales of shares of common stock under the Offering Agreement were made pursuant to the base prospectus contained in the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. From August 19, 2021 to June 14, 2022, offers and any applicable sales of shares of common stock under the Offering Agreement were made pursuant to the base prospectus contained in the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on August 19, 2021, as amended pursuant to an amendment to prospectus supplement filed with the SEC on March 15, 2022, for an aggregate offering price of up to $10.0 million. From and after June 15, 2022, offers and sales of shares of common stock under the Offering Agreement may be made pursuant to the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), and a related prospectus supplement filed with the SEC on June 14, 2022, as supplemented and amended pursuant to a prospectus supplement filed with the SEC on July 29, 2022, for an aggregate offering price of up to $3.0 million, provided that the Company may be limited in the amount of securities that it can currently sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as its public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission on the aggregate gross proceeds from each sale of shares under the Offering Agreement and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses.

During the six months ended June 30, 2022, the Company did not offer or sell any shares of its common stock under the Offering Agreement.

Stockholders’ Equity totaled $19.5 million as of June 30, 2022 compared to $25.5 million as of December 31, 2021. There were 7,160,164 shares of common stock issued and outstanding as of June 30, 2022. There were no shares of preferred stock issued and outstanding as of June 30, 2022.

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

Stock-based compensation expense for both the three months ended June 30, 2022 and 2021 was $0.2 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the three months ended June 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended June 30, 2022 and 2021 was $50,000 and $45,000, respectively.

Stock-based compensation expense for the six months ended June 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for both the six months ended June 30, 2022 and 2021 was $0.3 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for both the six months ended June 30, 2022 and 2021 was $0.1 million.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2022 and 2021, respectively:

	2022	2021
Risk-free interest rate	2.43%	1.18%
Expected volatility	127%	127%
Expected term in years	6.0	6.1
Dividend yield	—%	—%

The following summary represents option activity under the Company’s stock-based compensation plans for the six months ended June 30, 2022:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)

Outstanding at December 31, 2021	486	$14.58
Granted	192	3.71
Forfeited	(2)	7.02
Expired	(18)	5.96
Outstanding at June 30, 2022	658	$11.67
Vested and expected to vest June 30, 2022	622	$12.02
Exercisable at June 30, 2022	257	$21.70

As of June 30, 2022, the aggregate intrinsic value of outstanding stock options was $40,000. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. This amount changes based on the fair value of the Company’s stock.

As of June 30, 2022, unamortized stock-based compensation expense for all outstanding options was $1.6 million, which is expected to be recognized over a weighted average vesting period of 2.6 years.

9.            Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $5.9 million as of June 30, 2022, comprised of $2.6 million for the manufacture of prexigebersen drug product, $2.5 million for manufacture of the Company’s Grb2 drug substance, $0.6 million for manufacturing supply chain expansion and $0.2 million for testing services. The Company expects to incur $5.8 million of these commitments over the next 12 months.

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

Overview.

We are a clinical and preclinical stage oncology-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 120 patients, our DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

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

Bio-Path’s approved amended Stage 2 for this Phase 2 clinical trial currently has three cohorts of patients. The first two cohorts will treat patients with the triple combination of prexigebersen, decitabine and venetoclax. The first cohort will include untreated AML patients, and the second cohort will include relapsed/refractory AML patients. Finally, the third cohort will treat relapsed/refractory AML patients, who are venetoclax-resistant or -intolerant, with the two-drug combination of prexigebersen and decitabine. The full trial design plans have approximately 98 evaluable patients for the first cohort having untreated AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax-resistant or -intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at up to ten clinical sites in the U.S., and Gail J. Roboz, MD is the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is a professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College and the New York-Presbyterian Hospital in New York City. On August 13, 2020, we announced the enrollment and dosing of the first patient in this approved amended Stage 2 of the Phase 2 clinical trial.

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

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant leukemia and lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research (“AACR”) Annual Meeting. On August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/1b clinical trial that will evaluate the ability of BP1002 to treat refractory/relapsed AML patients. The Phase 1/1b clinical trial is anticipated to be conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center, The University of California at Los Angeles Cancer Center, and the Georgia Cancer Center. Gail J. Roboz, M.D., will serve as Principal Investigator for the Phase 1/1b trial.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (“NSCLC”) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. An abstract of the preclinical study was presented at the 2019 AACR Annual Meeting. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. Additionally, an abstract of the preclinical study demonstrating that BP1003 enhanced the sensitivity of breast and ovarian cancer cells to chemotherapy was presented at the 2022 AACR Annual Meeting. We successfully completed several IND enabling studies of BP1003 in 2021 and expect to complete one additional IND enabling study in 2022. If that additional study is successfully completed, our goal is to file an IND in 2022 or the first quarter of 2023. Based on the filing of the IND, we expect to initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

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

As of June 30, 2022, we had an accumulated deficit of $84.0 million. Our net loss was $3.0 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively. Our net loss was $6.4 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties, or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Revenue. We had no revenue for each of the three months ended June 30, 2022 and 2021.

Research and Development Expense. Our research and development expense for the three months ended June 30, 2022 was $1.9 million, an increase of $1.1 million compared to the three months ended June 30, 2021. The increase in research and development expense was primarily due to manufacturing expenses related to drug product releases in the second quarter of 2022 and increased patient enrollment related to our Phase 2 clinical trial for prexigebersen in AML. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	June 30,
	2022	2021
Research and development expense	$1,801	$715
Non-cash stock-based compensation expense	50	45
Total research and development expense	$1,851	$760

General and Administrative Expense. Our general and administrative expense for the three months ended June 30, 2022 was $1.2 million, an increase of $0.1 million compared to the three months ended June 30, 2021. The increase in general and administrative expense was primarily due to increased legal fees. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	June 30,
	2022	2021
General and administrative expense	$996	$905
Non-cash stock-based compensation expense	163	144
Total general and administrative expense	$1,159	$1,049

Net Operating Loss. Our net loss from operations for the three months ended June 30, 2022 was $3.0 million, an increase of $1.2 million compared to the three months ended June 30, 2021.

Net Loss. Our net loss for the three months ended June 30, 2022 was $3.0 million, an increase of $1.2 million compared to the three months ended June 30, 2021.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended June 30, 2022 was $0.42, compared to $0.26 for the three months ended June 30, 2021. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Revenue. We had no revenue for each of the six months ended June 30, 2022 and 2021.

Research and Development Expense. Our research and development expense for the six months ended June 30, 2022 was $3.9 million, an increase of $1.9 million compared to the six months ended June 30, 2021. The increase in research and development expense was primarily due to start up costs related to our Phase 1 clinical trial for BP1002 in refractory/relapsed AML patients, increased enrollment in our Phase 2 clinical trial for prexigebersen in AML, increased enrollment in our Phase 1 clinical trial for BP1002 in lymphoma and manufacturing expenses related to drug product releases in 2022. The following table sets forth our research and development expenses (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Research and development expense	$3,852	$1,947
Non-cash stock-based compensation expense	97	74
Total research and development expense	$3,949	$2,021

General and Administrative Expense. Our general and administrative expense for the six months ended June 30, 2022 was $2.4 million, an increase of $0.2 million compared to the six months ended June 30, 2021. The increase in general and administrative expense was primarily due to increased legal fees as well as increased stock-based compensation expense. The following table sets forth our general and administrative expenses (in thousands):

	Six Months Ended
	June 30,
	2022	2021
General and administrative expense	$2,087	$1,981
Non-cash stock-based compensation expense	333	255
Total general and administrative expense	$2,420	$2,236

Net Operating Loss. Our net loss from operations for the six months ended June 30, 2022 was $6.4 million, an increase of $2.1 million compared to the six months ended June 30, 2021.

Net Loss. Our net loss for the six months ended June 30, 2022 was $6.4 million, an increase of $2.1 million compared to the six months ended June 30, 2021.

Net Loss per Share. Net loss per share, both basic and diluted, for the six months ended June 30, 2022 was $0.89, compared to $0.67 for the six months ended June 30, 2021. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $17.0 million as of June 30, 2022, a decrease of $6.8 million compared to December 31, 2021. We believe that our available cash at June 30, 2022 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2022 was $6.7 million. Excluding non-cash stock-based compensation expense of $0.4 and depreciation and amortization expenses of $0.1 million, net cash used in operating activities consisted primarily of the net loss for the period of $6.4 million and an increase in prepaid drug product of $1.6 million partially offset by a decrease in other current assets of $0.5 million and an increase in operating liabilities of $0.3 million. Net cash used in operating activities for the six months ended June 30, 2021 was $4.2 million. Excluding non-cash stock-based compensation expense of $0.3 million and depreciation and amortization expenses of $0.1 million, net cash used in operating activities consisted primarily of the net loss for the period of $4.3 million, an increase in prepaid drug product of $0.3 million and an increase in other current assets of $0.1 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2022 consisted of a capital expenditure totaling $21,000 which was related to a research and development equipment purchase. Net cash used in investing activities for the six months ended June 30, 2021 consisted of capital expenditures totaling $47,000 which were related to research and development equipment purchases.

Financing Activities. There were no financing activities for the six months ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2021 was $18.6 million. Net cash provided by financing activities consisted primarily of net proceeds of $12.2 million from the 2021 Public Offering and net proceeds of $2.3 million from sales of our common stock under the Offering Agreement, each as described below, as well as net proceeds of $4.2 million from the exercise of warrants to purchase shares of our common stock.

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

2022 Shelf Registration Statement

On May 27, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2022 Shelf Registration Statement was filed to register the offering, issuance and sale of

(i) up to $110.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, (ii) up to $9.0 million of our common stock under the Offering Agreement (as defined below), which $9.0 million was subsequently reduced to $3.0 million pursuant to a prospectus supplement filed with the SEC on July 29, 2022, and (iii) up to 237,890 shares of our common stock pursuant to the exercise of warrants outstanding on May 27, 2022. The $3.0 million of our common stock that may be offered, issued and sold under the Offering Agreement is included in the $110.0 million of our securities that may be offered, issued and sold. Upon termination of the Offering Agreement, any portion of the $3.0 million our common stock that is not sold pursuant to the Offering Agreement will be available for sale in other offerings pursuant to the 2022 Shelf Registration Statement. Because our public float is less than $75 million, our ability to offer and sell any securities under the 2022 Shelf Registration Statement is currently limited pursuant to Instruction I.B.6 to Form S-3. For so long as the Company's public float is less than $75 million, the aggregate market value of securities sold by the Company pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of the Company’s public float. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

At-The-Market Offering Agreement

On July 13, 2020, we entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which we may offer and sell, from time to time, through or to Wainwright, shares of our common stock. From July 14, 2020 to August 18, 2021, offers and any applicable sales of shares of common stock under the Offering Agreement were made pursuant to the base prospectus contained in the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. From August 19, 2021 to June 14, 2022, offers and any applicable sales of shares of common stock under the Offering Agreement were made pursuant to the base prospectus contained in the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on August 19, 2021, as amended pursuant to an amendment to prospectus supplement filed with the SEC on March 15, 2022, for an aggregate offering price of up to $10.0 million. From and after June 15, 2022, offers and sales of shares of common stock under the Offering Agreement may be made pursuant to the 2022 Shelf Registration Statement and a related prospectus filed with the SEC on June 14, 2022, as supplemented and amended pursuant to a prospectus supplement filed with the SEC on July 29, 2022 (as supplemented and amended, the “ATM Prospectus”), for an aggregate offering price of up to $3.0 million, provided that we may be limited in the amount of securities that we can currently sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as our public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission on the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. During the three months ended June 30, 2022, we did not offer or sell any shares of our common stock under the Offering Agreement. As of June 30, 2022, we had sold 1,328,800 shares of our common stock under the Offering Agreement for gross proceeds of approximately $8.4 million; all of such sales were made pursuant to the 2019 Shelf Registration Statement and related prospectuses and prospectus supplements, and up to $3.0 million of shares of our common stock remains available for offer and sale under the Offering Agreement pursuant to the 2022 Shelf Registration Statement and the ATM Prospectus. The net proceeds from the offering, after deducting commissions and our offering expenses, were approximately $8.0 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any material off-balance sheet arrangements.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 15, 2022	BIO-PATH HOLDINGS, INC.

		By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)