Form 10-Q
period 2022-09-30
BIO-PATH HOLDINGS INC
filed 2022-11-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

At November 9, 2022, the Company had 7,960,164 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2021 and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
Assets

Current assets
Cash	$13,650	$23,774
Prepaid drug product	2,347	523
Other current assets	2,140	1,843
Total current assets	18,137	26,140

Fixed assets
Furniture, fixtures & equipment	1,120	1,099
Less accumulated depreciation	(939)	(874)
	181	225

Right of use operating assets	221	203

Total Assets	$18,539	$26,568
Liabilities & Shareholders' Equity
Current liabilities
Accounts payable	$1,046	$106
Accrued expenses	1,050	770
Current portion of lease liabilities	105	82
Total current liabilities	2,201	958

Noncurrent lease liabilities	141	153

Total Liabilities	2,342	1,111
Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 7,160 and 7,160 shares issued and outstanding, respectively	7	7
Additional paid in capital	103,753	103,111
Accumulated deficit	(87,563)	(77,661)
Total shareholders' equity	16,197	25,457
Total Liabilities & Shareholders' Equity	$18,539	$26,568

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses

Research and development	$2,353	$981	$6,302	$3,002
General and administrative	1,193	1,088	3,613	3,324

Total operating expenses	3,546	2,069	9,915	6,326

Net operating loss	$(3,546)	$(2,069)	$(9,915)	$(6,326)

Other income
Interest income	11	—	13	2

Total other income	11	—	13	2

Net loss	$(3,535)	$(2,069)	$(9,902)	$(6,324)

Net loss per share, basic and diluted	$(0.49)	$(0.29)	$(1.38)	$(0.96)

Basic and diluted weighted average number of common shares outstanding	7,160	7,038	7,160	6,578

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flow from operating activities

Net loss	$(9,902)	$(6,324)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	642	591
Amortization of right of use assets	67	63
Depreciation	65	56
(Increase) decrease in operating assets
Prepaid drug product	(1,824)	(840)
Other current assets	(297)	(591)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,220	(1)
Lease liabilities	(74)	(70)

Net cash used in operating activities	(10,103)	(7,116)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(21)	(47)

Net cash used in investing activities	(21)	(47)

Cash flow from financing activities

Net proceeds from sale of common stock	—	15,852
Net proceeds from exercise of warrants	—	4,157

Net cash provided by financing activities	—	20,009

Net (decrease) increase in cash	(10,124)	12,846

Cash, beginning of period	23,774	13,755

Cash, end of period	$13,650	$26,601

Supplemental disclosure of non-cash activities

Non-cash operating activities
Right of use asset recognized in exchange for lease obligation	$85	$—

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2021	6,960	$7	$101,223	$(71,476)	$29,754

Issuance of common stock, net of fees	200	—	1,399	—	1,399
Stock-based compensation	—	—	262	—	262
Net loss	—	—	—	(2,069)	(2,069)

Balance at September 30, 2021	7,160	$7	$102,884	$(73,545)	$29,346

Balance at June 30, 2022	7,160	$7	$103,541	$(84,028)	$19,520

Stock-based compensation	—	—	212	—	212
Net loss	—	—	—	(3,535)	(3,535)

Balance at September 30, 2022	7,160	$7	$103,753	$(87,563)	$16,197

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	4,542	$5	$82,286	$(67,221)	$15,070

Issuance of common stock, net of fees	2,189	2	15,850	—	15,852
Exercise of warrants, net of fees	429	—	4,157	—	4,157
Stock-based compensation	—	—	591	—	591
Net loss	—	—	—	(6,324)	(6,324)

Balance at September 30, 2021	7,160	$7	$102,884	$(73,545)	$29,346

Balance at December 31, 2021	7,160	$7	$103,111	$(77,661)	$25,457

Stock-based compensation	—	—	642	—	642
Net loss	—	—	—	(9,902)	(9,902)

Balance at September 30, 2022	7,160	$7	$103,753	$(87,563)	$16,197

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2021. The results of operations for the period ended September 30, 2022, are not necessarily indicative of the results for a full-year period.

1.           Organization and Business

The Company is a clinical and preclinical stage oncology-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 125 patients, the Company’s DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, the Company currently has four antisense drug candidates in development to treat at least five different cancer disease indications.

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

2.            Significant Accounting Policies

Net Loss Per Share – Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of September 30, 2022 and 2021, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three and nine months ended September 30, 2022 and 2021. The calculation of diluted earnings per share for 2022 did not include 657,408 shares and 400,531 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of September 30, 2022 as the effect would be antidilutive. The calculation of diluted earnings per share for 2021 did not include 485,908 shares and 429,791 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of September 30, 2021 as the effect would be antidilutive.

Fair Value - The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.            Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.5 million as of December 31, 2021 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial and BP1002 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first nine months of 2022, with advanced payments remaining to be expensed totaling $2.3 million as of September 30, 2022.

4.            Other Current Assets

As of September 30, 2022, other current assets included prepaid expenses of $2.1 million, comprised primarily of prepayments of $1.6 million made for the Company’s clinical trials for BP1002 in separate clinical trials for lymphoma and AML, prexigebersen in AML as well as BP1001-A in solid tumors. Additionally, the Company had prepaid insurance expenses of $0.5 million. As of December 31, 2021, other current assets included prepaid expenses of $1.8 million, comprised primarily of prepayments of $1.4 million made for the Company’s clinical trials for BP1002 in AML and lymphoma, prexigebersen in AML and BP1001-A in solid tumors as well as prepaid insurance of $0.3 million and other prepaid expenses of $0.1 million.

5.            Accounts Payable

As of September 30, 2022, current liabilities included accounts payable of $1.0 million, comprised primarily of amounts owed for clinical trial expenses of $0.4 million, drug supply manufacturing of $0.4 million and legal and patent fees of $0.2 million. As of December 31, 2021, current liabilities included accounts payable of $0.1 million, comprised primarily of legal and patent fees and expenses related to manufacturing totaling $0.1 million.

6.            Accrued Expense

As of September 30, 2022, current liabilities included accrued expenses of $1.1 million, comprised primarily of manufacturing and testing services of $0.5 million, accrued employee vacation and bonus expenses of $0.3 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2021, current liabilities included accrued expenses of $0.8 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, franchise tax expense of $0.1 million, legal and patent fees of $0.1 million, manufacturing expenses of $0.1 million and other accrued expenses of $0.1 million.

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

During the nine months ended September 30, 2022, the Company did not offer or sell any shares of its common stock under the Offering Agreement.

Stockholders’ Equity totaled $16.2 million as of September 30, 2022 compared to $25.5 million as of December 31, 2021. There were 7,160,164 shares of common stock issued and outstanding as of September 30, 2022. There were no shares of preferred stock issued and outstanding as of September 30, 2022.

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

Stock-based compensation expense for the three months ended September 30, 2022 and 2021 was $0.2 million and $0.3 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the three months ended September 30, 2022 and 2021 was $0.2 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended September 30, 2022 and 2021 was $49,000 and $46,000, respectively.

Stock-based compensation expense for each of the nine months ended September 30, 2022 and 2021 was $0.6 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the nine months ended September 30, 2022 and 2021 was $0.5 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for each of the nine months ended September 30, 2022 and 2021 was $0.1 million.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2022 and 2021, respectively:

	2022	2021
Risk-free interest rate	2.43%	1.15%
Expected volatility	127%	128%
Expected term in years	6.0	6.0
Dividend yield	—%	—%

The following summary represents option activity under the Company’s stock-based compensation plans for the nine months ended September 30, 2022:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)

Outstanding at December 31, 2021	486	$14.58
Granted	192	3.71
Forfeited	(2)	7.02
Expired	(18)	5.96
Outstanding at September 30, 2022	658	$11.67
Vested and expected to vest September 30, 2022	629	$11.96
Exercisable at September 30, 2022	289	$19.99

As of September 30, 2022, outstanding stock options did not have any aggregate intrinsic value. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. This amount changes based on the fair value of the Company’s stock.

As of September 30, 2022, unamortized stock-based compensation expense for all outstanding options was $1.5 million, which is expected to be recognized over a weighted average vesting period of 2.4 years.

9.            Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $5.0 million as of September 30, 2022, comprised of $2.4 million for manufacture of the Company’s Grb2 drug substance, $1.8 million for the manufacture of prexigebersen drug product, $0.6 million for manufacturing supply chain expansion and $0.2 million for testing services. The Company expects to incur $5.0 million of these commitments over the next 12 months.

10.         Subsequent Event

2022 Registered Direct Offering and 2022 Private Placement – On November 6, 2022, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to the 2022 Registered Direct Offering and the 2022 Private Placement (each as defined below). In addition, on November 6, 2022, the Company entered into securities purchase agreements with several institutional and accredited investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 800,000 shares of its common stock for gross proceeds of approximately $2.0 million under the base prospectus contained in the 2022 Shelf Registration Statement and a related prospectus supplement filed with the SEC on November 9, 2022 (the “2022 Registered Direct Offering”). In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreements to issue to such investors warrants to purchase up to 800,000 shares of its common stock (the “2022 Private Placement”). The 2022 Registered Direct Offering and the 2022 Private Placement closed on November 9, 2022. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2021. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements due to the impact, risks and uncertainties related to COVID-19 and actions taken by governmental authorities or others in connection therewith. To date, COVID-19’s impact on our operations has been limited to the inability to travel to clinical trial sites, clinical trial sites not allowing nonessential personnel on site for the purpose of monitoring activity and delays in the manufacture of our drug requirements by contracted third-party manufacturers. We anticipate COVID-19 may have an effect on patient recruiting in the near term as social distancing mandates are in effect. We believe these operational issues can be managed through remote monitoring capabilities currently being developed and deployed. Our actual results could also differ materially from those anticipated in these forward-looking statements for many other reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2021, the matters discussed in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

Overview

We are a clinical and preclinical stage oncology-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 125 patients, our DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

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

Our approved amended Stage 2 for this Phase 2 clinical trial currently has three cohorts of patients. The first two cohorts will treat patients with the triple combination of prexigebersen, decitabine and venetoclax. The first cohort will include untreated AML patients, and the second cohort will include relapsed/refractory AML patients. Finally, the third cohort will treat relapsed/refractory AML patients, who are venetoclax-resistant or -intolerant, with the two-drug combination of prexigebersen and decitabine. The full trial design plans have approximately 98 evaluable patients for the first cohort having untreated AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax-resistant or -intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at up to ten clinical sites in the U.S., and Gail J. Roboz, MD is the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is a professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College of Cornell University (the “Weill Medical College”) and the New York-Presbyterian Hospital in New York City. On August 13, 2020, we announced the enrollment and dosing of the first patient in this approved amended Stage 2 of the Phase 2 clinical trial.

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

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an Investigational New Drug (“IND”) application for BP1002 for an initial Phase 1 clinical trial that will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and chronic lymphocytic leukemia patients. The Phase 1 clinical trial is being conducted at several leading cancer centers, including The University of Texas MD Anderson Cancer Center (“MD Anderson Cancer Center”) and the Georgia Cancer Center. On November 19, 2020, we announced the enrollment and dosing of the first patient in the Phase 1 clinical trial.

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant leukemia and lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research (“AACR”) Annual Meeting. On August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/1b clinical trial that will evaluate the ability of BP1002 to treat refractory/relapsed AML patients. The Phase 1/1b clinical trial is anticipated to be conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center, Scripps Health and The University of California at Los Angeles Cancer Center. Gail J. Roboz, M.D., will serve as the national coordinating Principal Investigator for the Phase 1/1b trial. On October 24, 2022, we announced the enrollment and dosing of the first patient in the Phase 1/1b clinical trial.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (“NSCLC”) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. An abstract of the preclinical study was presented at the 2019 AACR Annual Meeting. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. Additionally, an abstract of the preclinical study demonstrating that BP1003 enhanced the sensitivity of breast and ovarian cancer cells to chemotherapy was presented at the 2022 AACR Annual Meeting. We successfully completed several IND enabling studies of BP1003 in 2021 and have one additional IND enabling study to complete. Once the additional study is successfully completed, our goal is to file an IND as soon as the first half of 2023. Based on the filing of the IND, we expect to initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named BP1001-A, our fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. In late 2019, we filed an IND application to initiate a Phase 1/1b clinical trial of BP1001-A in patients with solid tumors, including ovarian, endometrial, pancreatic and breast cancer. Ovarian cancer is one of the most common types of gynecologic malignancies, with approximately 50% of all cases occurring in women older than 63 years. On October 27, 2021, we announced that the FDA cleared the IND application for BP1001-A for the initial Phase 1/1b clinical trial, which allows us to proceed with next steps to open the clinical trial.

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

As of September 30, 2022, we had an accumulated deficit of $87.6 million. Our net loss was $3.5 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively. Our net loss was $9.9 million and $6.3 million for the nine months ended September 30, 2022 and 2021, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Revenue. We had no revenue for each of the three months ended September 30, 2022 and 2021.

Research and Development Expense. Our research and development expense for the three months ended September 30, 2022 was $2.4 million, an increase of $1.4 million compared to the three months ended September 30, 2021. The increase in research and development expense was primarily due to manufacturing expenses related to drug product releases in the third quarter of 2022 and start-up costs related to our Phase 1 clinical trial for BP1001-A in solid tumors. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Research and development expense	$2,304	$935
Non-cash stock-based compensation expense	49	46
Total research and development expense	$2,353	$981

General and Administrative Expense. Our general and administrative expense for the three months ended September 30, 2022 was $1.2 million, an increase of $0.1 million compared to the three months ended September 30, 2021. The increase in general and administrative expense was primarily due to increased legal fees. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	September 30,
	2022	2021
General and administrative expense	$1,030	$872
Non-cash stock-based compensation expense	163	216
Total general and administrative expense	$1,193	$1,088

Net Operating Loss. Our net loss from operations for the three months ended September 30, 2022 was $3.5 million, an increase of $1.4 million compared to the three months ended September 30, 2021.

Net Loss. Our net loss for the three months ended September 30, 2022 was $3.5 million, an increase of $1.4 million compared to the three months ended September 30, 2021.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended September 30, 2022 was $0.49, compared to $0.29 for the three months ended September 30, 2021. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Revenue. We had no revenue for each of the nine months ended September 30, 2022 and 2021.

Research and Development Expense. Our research and development expense for the nine months ended September 30, 2022 was $6.3 million, an increase of $3.3 million compared to the nine months ended September 30, 2021. The increase in research and development expense was primarily due to manufacturing expenses related to drug product releases in 2022, increased enrollment in our Phase 2 clinical trial for prexigebersen in AML and start-up costs related to our Phase 1 clinical trial for BP1002 in refractory/relapsed AML patients. The following table sets forth our research and development expenses (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Research and development expense	$6,156	$2,882
Non-cash stock-based compensation expense	146	120
Total research and development expense	$6,302	$3,002

General and Administrative Expense. Our general and administrative expense for the nine months ended September 30, 2022 was $3.6 million, an increase of $0.3 million compared to the nine months ended September 30, 2021. The increase in general and administrative expense was primarily due to increased legal fees. The following table sets forth our general and administrative expenses (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
General and administrative expense	$3,117	$2,853
Non-cash stock-based compensation expense	496	471
Total general and administrative expense	$3,613	$3,324

Net Operating Loss. Our net loss from operations for the nine months ended September 30, 2022 was $9.9 million, an increase of $3.6 million compared to the nine months ended September 30, 2021.

Net Loss. Our net loss for the nine months ended September 30, 2022 was $9.9 million, an increase of $3.6 million compared to the nine months ended September 30, 2021.

Net Loss per Share. Net loss per share, both basic and diluted, for the nine months ended September 30, 2022 was $1.38, compared to $0.96 for the nine months ended September 30, 2021. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $13.7 million as of September 30, 2022, a decrease of $10.1 million compared to December 31, 2021. We believe that our available cash at September 30, 2022, together with the net proceeds received from the 2022 Registered Direct Offering and the 2022 Private Placement, as described below, will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for at least the next 12 months.

Cash Flows

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2022 was $10.1 million. Excluding non-cash stock-based compensation expense of $0.6 and depreciation and amortization expenses of $0.1 million included in net loss, net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of the net loss for the period of $9.9 million and an increase in operating assets of $2.1 million which was partially offset by an increase in accounts payable and accrued expenses of $1.2 million. Net cash used in operating activities for the nine months ended September 30, 2021 was $7.1 million. Excluding non-cash stock-based compensation expense of $0.6 million and depreciation and amortization expenses of $0.1 million included in net loss, net cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of the net loss for the period of $6.3 million, an increase in current assets of $1.4 million and a decrease in operating liabilities of $0.1 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2022 consisted of a capital expenditure totaling $21,000 which was related to a research and development equipment purchase. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of capital expenditures totaling $47,000 which were related to research and development equipment purchases.

Financing Activities. There were no financing activities for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2021 was $20.0 million. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted primarily of net proceeds of $12.2 million from the 2021 Public Offering (as defined below) and net proceeds of $3.7 million from sales of our common stock under the Offering Agreement (as defined below), each as described below, as well as net proceeds of $4.2 million from the exercise of warrants to purchase shares of our common stock.

2021 Public Offering

On February 16, 2021, we entered into a placement agency agreement with Roth Capital Partners, LLC relating to a public offering of 1,710,600 shares of our common stock for gross proceeds of approximately $13.0 million under the 2019 Shelf Registration Statement (as defined below) (the “2021 Public Offering”). In addition, on February 16, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to sell an aggregate of 1,650,000 shares of our common stock in the 2021 Public Offering to such investors. The 2021 Public Offering closed on February 18, 2021. The net proceeds from the 2021 Public Offering, after deducting the placement agent’s fees and expenses and our offering expenses, were approximately $12.2 million.

2022 Shelf Registration Statement

On May 27, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2022 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $110.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, (ii) up to $9.0 million of our common stock under the Offering Agreement (as defined below), which $9.0 million was subsequently reduced to $3.0 million pursuant to a prospectus supplement filed with the SEC on July 29, 2022, and (iii) up to 237,890 shares of our common stock pursuant to the exercise of warrants outstanding on May 27,

2022. The $3.0 million of our common stock that may be offered, issued and sold under the Offering Agreement is included in the $110.0 million of our securities that may be offered, issued and sold. Upon termination of the Offering Agreement, any portion of the $3.0 million of our common stock that is not sold pursuant to the Offering Agreement will be available for sale in other offerings pursuant to the 2022 Shelf Registration Statement. Because our public float is less than $75.0 million, our ability to offer and sell any securities under the 2022 Shelf Registration Statement is currently limited pursuant to Instruction I.B.6 to Form S-3. For so long as our public float is less than $75.0 million, the aggregate market value of securities we sell pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of our public float. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

At-The-Market Offering Agreement

On July 13, 2020, we entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which we may offer and sell, from time to time, through or to Wainwright, shares of our common stock. From July 14, 2020 to August 18, 2021, offers and any applicable sales of shares of common stock under the Offering Agreement were made pursuant to the base prospectus contained in the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. From August 19, 2021 to June 14, 2022, offers and any applicable sales of shares of common stock under the Offering Agreement were made pursuant to the base prospectus contained in the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on August 19, 2021, as amended pursuant to an amendment to prospectus supplement filed with the SEC on March 15, 2022, for an aggregate offering price of up to $10.0 million. From and after June 15, 2022, offers and sales of shares of common stock under the Offering Agreement may be made pursuant to the 2022 Shelf Registration Statement and a related prospectus filed with the SEC on June 14, 2022, as supplemented and amended pursuant to a prospectus supplement filed with the SEC on July 29, 2022 (as supplemented and amended, the “ATM Prospectus”), for an aggregate offering price of up to $3.0 million, provided that we may be limited in the amount of securities that we can currently sell under the Offering Agreement pursuant to Instruction I.B.6 to Form S-3 for so long as our public float remains less than $75.0 million. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We will pay Wainwright a commission on the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. During the three months ended September 30, 2022, we did not offer or sell any shares of our common stock under the Offering Agreement. As of September 30, 2022, we had sold 1,328,800 shares of our common stock under the Offering Agreement for gross proceeds of approximately $8.4 million; all of such sales were made pursuant to the 2019 Shelf Registration Statement and related prospectuses and prospectus supplements, and up to $3.0 million of shares of our common stock remains available for offer and sale under the Offering Agreement pursuant to the 2022 Shelf Registration Statement and the ATM Prospectus. The net proceeds from the offering, after deducting commissions and our offering expenses, were approximately $8.0 million.

2022 Registered Direct Offering and 2022 Private Placement

On November 6, 2022, we entered into a placement agency agreement with Roth Capital Partners, LLC relating to the 2022 Registered Direct Offering and the 2022 Private Placement. In addition, on November 6, 2022, we entered into securities purchase agreements with several institutional and accredited investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 800,000 shares of our common stock for gross proceeds of approximately $2.0 million under the base prospectus contained in the 2022 Shelf Registration Statement and a related prospectus supplement filed with the SEC on November 9, 2022 (the “2022 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreements to issue to such investors warrants to purchase up to 800,000 shares of our common stock (the “2022 Private Placement”). The 2022 Registered Direct Offering and the 2022 Private Placement closed on November 9, 2022. The net proceeds to the Company from the offerings, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.7 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. There have been no significant changes to our critical accounting policies from those disclosed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of the year ended December 31, 2021.

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

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2022).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2022).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 14, 2022	BIO-PATH HOLDINGS, INC.

		By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)