Form 10-K
period 2022-12-31
BIO-PATH HOLDINGS INC
filed 2023-03-30
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of March 23, 2023, there were 7,960,164 shares of the registrant’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $27,578,277.90 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on The Nasdaq Capital Market on such date. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our lack of significant revenue to date, our history of recurring operating losses and our expectation of future operating losses;
●	our need for substantial additional capital and our need to delay, reduce or eliminate our drug development and commercialization efforts if we are unable to raise additional capital;
●	the highly-competitive nature of the pharmaceutical and biotechnology industry and our ability to compete effectively;
●	the success of our plans to use collaboration arrangements to leverage our capabilities;
●	our ability to retain and attract key personnel;
●	the risk of misconduct of our employees, agents, consultants and commercial partners;
●	disruptions to our operations due to expansions of our operations;
●	the costs we would incur if we acquire or license technologies, resources or drug candidates;
●	risks associated with product liability claims;
●	our reliance on information technology systems and the liability or interruption associated with cyber-attacks or other breaches of our systems;
●	our ability to use net operating loss carryforwards;
●	provisions in our charter documents and state law that may prevent a change in control;
●	work slowdown or stoppage at government agencies could negatively impact our business;
●	the impact, risks and uncertainties related to global pandemics, including the COVID-19 pandemic, and actions taken by governmental authorities or others in connection therewith;

●	our need to complete extensive clinical trials and the risk that we may not be able to demonstrate the safety and efficacy of our drug candidates;
●	risks that that our clinical trials may be delayed or terminated;
●	our ability to obtain domestic and/or foreign regulatory approval for our drug candidates;
●	changes in existing laws and regulations affecting the healthcare industry;
●	our reliance on third parties to conduct clinical trials for our drug candidates;
●	our ability to maintain orphan drug exclusivity for our drug candidates;
●	our reliance on third parties for manufacturing our clinical drug supplies;
●	risks associated with the manufacture of our drug candidates;
●	our ability to establish sales and marketing capabilities relating to our drug candidates;
●	market acceptance of our drug candidates;
●	third-party payor reimbursement practices;
●	our ability to adequately protect the intellectual property of our drug candidates;
●	infringement on the intellectual property rights of third parties;
●	costs and time relating to litigation regarding intellectual property rights;
●	our ability to adequately prevent disclosure by our employees or others of trade secrets and other proprietary information;
●	our need to raise additional capital;
●	the volatility of the trading price of our common stock;
●	our common stock being thinly traded;
●	our ability to issue shares of common or preferred stock without approval from our stockholders;
●	our ability to pay cash dividends;
●	costs and expenses associated with being a public company;
●	our ability to maintain effective internal controls over financial reporting; and
●	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market.

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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical and preclinical stage oncology-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 130 patients, our DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

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

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an Investigational New Drug (“IND”) application for BP1002 for an initial Phase 1 clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and chronic lymphocytic leukemia (“CLL”) patients. The Phase 1 clinical trial is being conducted at the Georgia Cancer Center while two additional clinical trial sites are currently being processed for inclusion in the study, The University of Texas Southwestern and New York Medical College.

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant leukemia and lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research (“AACR”) Annual Meeting. On August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/1b clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, The University of Texas MD Anderson Cancer Center (“MD Anderson Cancer Center”), Scripps Health and The University of California at Los Angeles Cancer Center. Gail J. Roboz, M.D., will serve as the national coordinating Principal Investigator for the Phase 1/1b trial. On October 24, 2022, we announced the enrollment and dosing of the first patient in the Phase 1/1b clinical trial.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (“NSCLC”) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. An abstract of the preclinical study was presented at the 2019 AACR Annual Meeting. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. Additionally, an abstract of the preclinical study demonstrating that BP1003 enhanced the sensitivity of breast and ovarian cancer cells to chemotherapy was presented at the 2022 AACR Annual Meeting. We have successfully completed several IND enabling studies of BP1003 and have one additional IND enabling study to complete. Once the additional study is successfully completed, our goal is to file an IND and initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named BP1001-A, our fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. On October 27, 2021, we announced that the FDA cleared an IND application for BP1001-A for an initial Phase 1/1b clinical trial in patients with advanced or recurrent solid tumors, and on December 7, 2022, we announced the enrollment and dosing of the first patient in the Phase 1/1b clinical trial. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center, Scripps Health and The University of California at Los Angeles Cancer Center.

Our DNAbilize® technology-based products are available for out-licensing or partnering. We intend to apply our drug technology template to new disease-causing protein targets to develop new liposomal antisense drug candidates for inclusion in our pipeline that meet scientific, preclinical and commercial criteria and file new patents on these targets. We expect that these efforts will include collaboration with scientific key opinion leaders in the field of study and include developing drug candidates for diseases other than cancer. As we expand our drug development programs, we will look at indications where a systemic delivery is needed and antisense RNAi nanoparticles can be used to slow, reverse or cure a disease, either alone or in combination with another drug.

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

Our pipeline for development of antisense therapeutics is set forth in Figure 1 below:

Figure 1. Bio-Path Pipeline for Development of Therapeutics

Target Indications	Preclinical	IND	Phase 1	Phase 2
Prexigebersen (BP1001)	**AML***				
Prexigebersen-A (BP1001-A)	**Solid Tumors** (e.g. ovary, endometrium)				
BP1002 (Liposomal Bcl-2)	**CLL, Lymphoma**				
BP1002 (Liposomal Bcl-2)	**Refractory/relapsed AML** (including those who have relapsed after Bcl-2 inhibitor treatment)				
BP1003 (Liposomal STAT3)	**Solid Tumors** (e.g. pancreas, lung)				

DNAbilize® Technology *Ready to out-license*

*Received orphan drug designation from the U.S. FDA and from the European Medicines Agency (EMA) for AML

Our basic drug development concept is to block expression of proteins associated with disease. Messenger RNA (mRNA) is essential in the process of creating proteins. We have developed DNAbilize® nanoparticle drug delivery systems to deliver short strands of antisense DNA drugs to cells and block the production of proteins associated with disease progression.

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

Strategy

Because of our unique ability to address unmet needs in hematological malignancies, our lead drug candidates focus on cancers of the blood and lymph. Our strategy is to develop prexigebersen, BP1002, BP1003 and BP1001-A for multiple indications where the pathways involving Grb2, Bcl-2 and STAT3, respectively, are utilized to promote cancer growth, survival, angiogenesis and tumor surveillance evasion. Using DNAbilize® technology, we plan to develop therapeutics to a wide range of diseases and disorders independently and in partnership with others. Our strategy includes:

●	Developing prexigebersen for treatment of AML in combination therapies.
●	Developing BP1002 for treatment of lymphoma and CLL.
●	Developing BP1002 for refractory/relapsed AML patients, including venetoclax-resistant patients.
●	Developing BP1003 for pancreatic cancer, NSCLC and AML.
●	Developing BP1001-A for treatment of solid tumors.
●	Expanding DNAbilize® to evaluate targets beyond cancer.
●	Establishing DNAbilize® as the antisense drug delivery method of choice by forming partnerships with pharmaceutical and academic clinical research labs.

Overview of Drug Candidates

The historical perspective of cancer treatments has been the use of drugs that affect the entire body. Advances in the past decades have shifted to treating the tumor tissue itself. One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease-causing proteins while having little or no effect on other healthy tissues. We believe that nucleic acid drug products, specifically antisense, are a promising field of targeted therapy. Development of antisense as cancer drugs, however, has been limited by the lack of a suitable method to deliver antisense drugs to cancer cells with high uptake into the cancer cells without causing toxicity to non-cancer cells. Our patented DNAbilize® neutral-lipid based liposome technology is designed to overcome these limitations. We have published preclinical studies demonstrating that our DNAbilize® technology could efficiently deliver antisense therapeutics to mouse models of hematological malignancies and solid tumors, decrease target proteins production and suppress tumor progression. In addition, to date, no adverse effects attributed to the study drugs have been observed in our leukemia and lymphoma clinical trials.

PREXIGEBERSEN

Prexigebersen is targeted at the protein Grb2, a bridging protein between activated and mutated cellular kinases and the proteins involved in cell propagation, and in particular, a well-known cancer associated switch called Ras protein. When mutations occur that activate these kinases, the cell propagates uncontrollably, via Grb2, and this results in disease progression. Antisense inhibition of Grb2 interrupts the signals between mutated and activated receptors that connect to the Ras protein. This inhibition suppresses cancer cell propagation and does not result in adverse events typically observed with receptor inhibitors or Ras pathway inhibitors. We believe that prexigebersen has the potential to be an ideal combination for any number of cancer therapeutics where the Ras pathway is aberrantly activated and patient fitness is a major concern, such as in AML.

Indications for Acute Myeloid Leukemia (AML)

AML - Background and Common Treatments. AML is the rapid accumulation of immature myeloid cells in the blood, resulting in a drop of the other cell types such as red blood cells and platelets. The expansion of immature monocytes leaves the patient unable to fight infection. If AML is left untreated, it usually results in death within three months. AML incidence increases with age, with more than 50% of the cases in people age 60 or older. AML is the most common acute leukemia in adults, and the National Cancer Institute estimates that approximately 20,050 new cases occur each year (Figure 2). The cure rate is between 5 to 15% in older adults, and those who cannot receive the standard course of chemotherapy have an average survival rate of five to ten months. Prior to venetoclax approval, the frontline low-intensity therapies for elderly AML patients were LDAC, decitabine or azacytidine. Venetoclax (a Bcl-2 inhibitor) is approved for newly diagnosed AML patients aged 75 years and older or adults who cannot be treated with intensive induction chemotherapy. Venetoclax is used in combination with LDAC, decitabine or azacytidine. Mutation in the Bcl-2 binding domain, which reduces venetoclax’s ability to bind to Bcl-2, has been linked with venetoclax resistance in CLL patients. Such venetoclax resistance may also occur in AML patients. AML remains an area of high unmet need for both the relapsed and the de novo elderly population who are typically ineligible for induction therapy.

Figure 2. Basic Statistics for AML

Prexigebersen Development and Treatment for Leukemia. The safety, pharmacokinetics and efficacy of our lead DNAbilize® antisense drug candidate, prexigebersen, was assessed in patients having AML, CML, myelodysplastic syndrome (MDS) or acute lymphoblastic leukemia (ALL) in a Phase 1 trial. The Phase 1 clinical trial was a dose-escalating study to determine the safety and tolerability of escalating doses of prexigebersen. Additionally, the pharmacokinetics and anti-leukemic effects, including down-regulation of the target Grb2 protein in patient samples, of the drug candidate were determined. Results of the clinical study were published in the scientific journal Lancet Haematology in 2018.

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

In August 2013, we announced that our DNAbilize® liposomal delivery technology achieved a major milestone in the development of antisense therapeutics based on a scientific assay confirming that treating patients with our drug candidate prexigebersen inhibits the Grb2 disease-causing target protein in patients with blood cancers (Figure 3). This accomplishment is a potentially significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and deliver the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principle for DNAbilize® may lead to licensing and business development opportunities, supporting our business model.

Inhibition of Target Grb2 Protein

●	Grb2 levels were compared to baseline prior to treatment.
●	By end of treatment, prexigebersen decreased Grb2 in 10 out of 12 samples (83%) tested (average reduction 50%).
●	Phosphorylated ERK (pERK, extracellular signal related kinase), a protein downstream of the Ras protein, was decreased in 58% of samples.

Figure 3. Grb2 Protein and Downstream pERK are

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

An important outcome of the Phase 1b clinical trial was the ability to assess the pharmacokinetics of the drug. On June 6, 2016, we announced that no dose limiting toxicities were observed in patients treated with the combination therapy of prexigebersen and LDAC. Of the six evaluable patients from the Phase 1b clinical trial, four patients completed more than two cycles of treatment, three patients achieved CR and two patients had over 50% decrease in bone marrow blast counts (Figure 4). Pharmacokinetics of prexigebersen demonstrated a half-life at 60 mg/m2 of 30 hours, significantly better than the 90 mg/m2 dose. The final analysis of these data, along with the demonstrated reductions in bone marrow blasts, suggested that 60 mg/m2 is the appropriate dose for use in the Phase 2 trial.

Figure 4. Five out of six patients in cohorts 7 and 8 receiving the combination prexigebersen + LDAC have greater than 50% decrease in bone marrow blasts

A summary of the clinical trial results for the Phase 1 monotherapy for indications of AML, CML, MDS and ALL, and Phase 1b combination therapy for prexigebersen for indications of AML is shown in Figure 5 below. The first six cohorts, patients 001 to 034, were treated in the Phase 1 clinical trial using prexigebersen as a monotherapy. The seventh cohort, patients 035, 037 and 038, were treated in our Phase 1b clinical trial evaluating the combination therapy of 60 mg/m2 prexigebersen. The eighth cohort, patients 039, 040 and 041, were treated with combination therapy of 90 mg/m2.

Figure 5. Summary Cohorts 1-8 Prexigebersen Clinical Trial Phase 1 and 1B

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

Nadir: the lowest point, Off-TX: off treatment, No: no reduction in blasts, DLT: dose limiting toxicity, PD: progressive disease, NE: not enough sample to evaluate, ND: not done, CRi: complete remission with incomplete hematologic recovery, CR: complete remission, SD: stable disease

Phase 2 Clinical Trials

Results from the Phase 1b clinical trial demonstrated it is safe to add prexigebersen to LDAC, which appears to yield better response rates in this AML patient population. On November 2, 2016, we announced that the first patient in the efficacy portion of the Phase 2 trial was dosed. The full trial design includes approximately 54 evaluable patients with an interim analysis to be performed after 19 patients are treated with the combination. The multi-site trial was conducted at leading cancer centers, including Weill Medical College, Baylor Scott & White Health, The University of Kansas, New Jersey Hematology Oncology Associates, West Virginia University/Mary Babb Randolph Cancer Center, and MD Anderson Cancer Center.

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

Non-Hodgkin’s Lymphoma - Background and Common Treatments. Lymphoma can start anywhere in the body where lymph tissue is found. The major sites of lymph tissue are lymph nodes, bone marrow, spleen, thymus, adenoids and tonsils and the digestive tract. NHL is a term used for many different types of lymphoma that share some common characteristics. In the U.S., approximately 80,470 new cases of and 20,250 deaths from NHL were expected in 2022 (Figure 6). Approximately 60% of NHLs are aggressive lymphomas which usually need to be treated right away, as they grow and can spread quickly to other parts of the lymph system or to other parts of the body, such as the liver, brain or bone marrow.

Figure 6. Basic statistics of Non-Hodgkin’s Lymphoma

BP1002 - Development and Treatment for lymphoma

Therapies that directly and specifically block or inhibit protein synthesis of Bcl-2 could be transformative for NHL. Previous attempts at a Bcl-2 antisense by Genta Inc. and ProNAi failed to show an improvement in remission or overall survival rates. The Genta antisense was a phosphorothioate DNA with dose-limiting toxicity and it also did not have a lipid delivery mechanism to aid in prevention of clearance by the liver, reducing the levels of antisense reaching diseased cells. The ProNAi antisense was administered with an anionic, pH-tunable liposome. The drug was tolerable but its low response rate in DLBCL patients in a Phase 2 study prompted the company to discontinue further clinical development. We believe that BP1002 overcomes the failures of previous antisense attempts at inhibiting Bcl-2. With BP1002, more drug substance can reach the lymphoma cells so that the cancer cells can be treated with a safe and therapeutically relevant dose. The Bcl-2 inhibitor venetoclax was approved by the FDA for the treatment of patients with CLL and small lymphocytic leukemia (SLL). However, treatment with venetoclax can lead to the development of drug resistance, resulting in disease recurrence. One of the proposed mechanisms of venetoclax resistance is acquired mutations in Bcl-2, which reduce venetoclax’s ability to bind and inhibit Bcl-2. Because BP1002 activity is based on blocking the Bcl-2 messenger RNA and BP1002 targets Bcl-2 at a site different from venetoclax, we expect BP1002 to overcome such venetoclax resistance mechanism and be an effective approach for patients who have relapsed from venetoclax. Preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research Annual Meeting. We believe BP1002 provides a new tool for cancer treatment for not just lymphomas, but also many cancers for which Bcl-2 expression is driving cell survival. The introduction of a new, non-toxic, and specific Bcl-2 inhibitor could be a major advance in cancer therapeutics.

On November 21, 2019 we announced that the FDA cleared an IND application for BP1002. An initial Phase 1 clinical trial will evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is being conducted at the Georgia Cancer Center while two additional clinical trial sites are currently being processed for inclusion in the study, The University of Texas Southwestern and New York Medical College. Initially, a total of six evaluable patients are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design, with a starting dose of 20 mg/m2. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days.

BP1002 - Development and Treatment for AML

The Bcl-2 inhibitor venetoclax is used in frontline combination therapies to treat elderly AML patients; however, venetoclax resistance has been observed. A recent study1 found that AML patients who had relapsed from frontline venetoclax-based treatment had a very poor prognosis, with a median survival of less than 3 months. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. Preclinical studies, presented as an abstract at the 2021 American Association for Cancer Research Annual Meeting, suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant AML cells. On August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/1b clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center, Scripps Health and The University of California at Los Angeles Cancer Center. Gail J. Roboz, M.D., will serve as Principal Investigator for the Phase 1/1b trial. On October 24, 2022, we announced the enrollment and dosing of the first patient in the Phase 1/1b clinical trial.

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

Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. PDAC is a cancer of the exocrine cells of the pancreas. In the U.S. in 2022, approximately 62,210 people were diagnosed with PDAC, and approximately 49,830 died from the disease. It is estimated that less than 11% of PDAC patients survive beyond 5 years, and it is projected that by 2030, PDAC will become the second most lethal cancer behind lung cancer. Treatment of the disease is hampered by the location of the pancreas, which is difficult to reach with conventional therapies and the fibrotic nature of the tumors, which protects them from penetration by chemotherapeutics. We believe a novel and unconventional therapeutic is needed to overcome these barriers to treatment.

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

We hypothesized that the natural lipid delivery vesicle would have unique characteristics that would allow for penetration of the fibrotic stroma to reach the PDAC cells. An abstract of the preclinical study was presented in the 2019 American Association for Cancer Research Annual Meeting. Our preclinical work demonstrated that BP1003 was successful in crossing the scar tissue matrix and delivering antisense drug into the tumor tissue. Subsequent studies evaluating the combination of BP1003 with gemcitabine, a standard of care for PDAC patients with metastatic disease, suggest that the regimen has synergistic anti-tumor effects. We have successfully completed several IND enabling studies of BP1003 and have one additional IND enabling study to complete. Once the additional study is successfully completed, our goal is to file an IND and initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

1 (Maiti A, Ruasch C, Cortes JE, et.al. Outcomes of relapsed or refractory acute myeloid leukemia after frontline hypomethylating agent and venetoclax regimens. Haematologica 2021; 106: 894-898.)

We believe that the excellent safety profile of the DNAbilize® chemistry, the novel lipid formula that allows for penetration of the tumor stroma, and the ability to target a single protein with precision, makes BP1003 an ideal candidate for combination with approved treatments to extend survival while maintaining quality of life for the patient.

BP1001-A

Data supports a prominent role of Grb2 in the progression of solid tumors, and overexpression of Grb2 has been associated with chemosensitivity, poor prognosis and advanced disease in several malignancies including gynecologic malignancies.

Indications for Solid Tumors (e.g., Ovary, Endometrium)

Ovarian cancer is one of the most common type of gynecologic malignancies. In the U.S., 19,880 new cases of and 12,810 deaths from ovarian cancer were expected in 2022. Around 70% of patients diagnosed with ovarian cancer will have a recurrence. Recurrent ovarian cancer is treatable but rarely curable. The 5-year survival rate for patients with recurrent ovarian cancer following standard salvage chemotherapy treatment is less than 10%. Given the poor outcomes of treatment for ovarian cancer, novel drug treatments are urgently needed.

Endometrial cancer is the most common gynecologic malignancy in the U.S. In the U.S., 65,950 new cases of and 12,550 deaths from endometrial cancer were expected in 2022. The majority of cases are diagnosed at an early stage and are amenable to treatment with surgery alone. However, approximately 50% of advanced stage endometrial cancers will recur. Recurrent endometrial cancer is incurable with currently available standard therapies. The median survival for patients with recurrent endometrial carcinoma hardly exceeds 12 months. Novel drug treatments for recurrent endometrial carcinoma are urgently needed.

Development and Treatment for ovarian and endometrial cancer

Grb2 may be a novel potential therapeutic target for ovarian and endometrial cancer, and BP1001-A may provide clinical benefit against these gynecologic malignancies. Preclinical experiments were conducted in collaboration with leaders in the field of ovarian cancer at MD Anderson Cancer Center. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. BP1001-A effectively penetrated ovarian tumors and decreased target Grb2 protein level in preclinical ovarian and endometrial tumor models. BP1001-A was demonstrated to reduce tumor burden both as a monotherapy and in combination with paclitaxel, a therapy commonly used to treat patients with advanced ovarian or endometrial cancer. On October 27, 2021, we announced that the FDA cleared an IND application for BP1001-A for an initial Phase 1/1b clinical trial in patients with advanced or recurrent solid tumors, and on December 7, 2022, we announced the enrollment and dosing of the first patient in the Phase 1/1b clinical trial. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center, Scripps Health and The University of California at Los Angeles Cancer Center. Assuming positive Phase 1 results, we expect that we would advance to a Phase 1b clinical trial of BP1001-A in combination with paclitaxel in patients with recurrent ovarian or endometrial tumors.

Indications for Triple Negative Breast Cancer (TNBC) and Inflammatory Breast Cancer (IBC)

TNBC and IBC - Background and Common Treatments. Approximately 15 to 20% of breast cancers fall into the category of triple-negative. TNBC tumors do not express estrogen receptors, progesterone receptors, and low human epidermal growth factor receptor 2 (HER2). These negative indicators mean that the growth of the cancer is not supported by the hormones estrogen and progesterone, or by the presence of HER2 receptors. Therefore, TNBC does not respond to hormonal therapy or therapies that target HER2 receptors. In addition, TNBC tumors are very aggressive. IBC is a rare and very aggressive type of breast cancer that accounts for 2 to 5% of all breast cancers. A lack of targeted treatments for these types of breast cancer has led to development of new therapeutics currently in clinical trials. Overexpression of receptor tyrosine kinases has been reported for TNBC and IBC. Since Grb2 is vital in the cancer signaling of receptor tyrosine kinases, the Company and collaborators at MD Anderson Cancer Center are interested in developing BP1001-A as a potential treatment for TNBC and IBC.

DNABILIZE®

DNAbilize® technology is available for out-licensing. We intend to apply our drug delivery technology template to new disease-causing protein targets to develop new liposomal antisense drug candidates for inclusion in our pipeline that meet scientific, preclinical and commercial criteria and file new patents on these targets. We expect that these efforts will include collaboration with scientific key opinion leaders in the field of study and include developing drug candidates for diseases other than cancer. A significant amount of capital is expected to be allocated to in-license promising protein targets that can be developed as new liposomal antisense drug candidates. As we expand, we will look at indications where a systemic delivery is needed and antisense can be used to slow, reverse or cure a disease, either alone or in combination with another drug. Our patent portfolio currently includes three issued patents in the U.S. that protect the platform technology for DNAbilize®, the Company’s novel RNAi nanoparticle drugs. We plan to continue our efforts to build protection around our technology as it safeguards our platform technology and target-specific technology, is a deterrent to would-be competitors and creates value around our core competencies.

We are interested in pursuing a wide-ranging, proactive licensing program to include co-development of specific liposomal antisense drug candidates, sub-licensing our delivery template for outside development of liposomal antisense drug candidates or out-licensing a partially-developed drug candidate for final development and marketing.

Research and Development

Our research and development expense primarily consists of third-party clinical, preclinical and manufacturing development activities, salaries and benefits expense and stock-based compensation. As we advance and expand our pipeline of drug candidates, we anticipate our research and development expenses will continue to increase in conjunction with these activities. Research and development expenses incurred during the years ended December 31, 2022 and 2021 were $9.2 million and $5.9 million, respectively.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. Accordingly, we have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with third-party manufacturers for the manufacture of our drug requirements, including agreements for the manufacture of prexigebersen for use in our Phase 2 clinical trial in AML, as well as agreements for the manufacture of BP1002, BP1003 and BP1001-A for use in our Phase 1 clinical trials. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, as discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K under the heading “Risks Related to Manufacturing Our Drug Candidates.” If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of such approved drug candidates. However, we may in the future elect to manufacture certain of our drug candidates in our own manufacturing facilities. If we do so, we will require substantial additional funds and need to recruit qualified personnel in order to build or lease and operate any manufacturing facilities.

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

We have expanded our intellectual property portfolio by filing patent applications that are applicable to our technology and business strategy. Our patent portfolio currently includes five issued patents in the U.S. and eight issued patents in foreign jurisdictions:

Claims Related to DNAbilize®

Patent No.	Title	Date Issued
US 9,744,187	P-ethoxy nucleic acids for liposomal formulation	August 29, 2017

US 10,335,428	P-ethoxy nucleic acids for liposomal formulation	July 2, 2019

US 10,898,506	P-ethoxy nucleic acids for liposomal formulation	January 26, 2021

SG 11201802718P	P-ethoxy nucleic acids for liposomal formulation	May 12, 2021

EA 038277	P-ethoxy nucleic acids for liposomal formulation	August 4, 2021

AU 2016340123	P-ethoxy nucleic acids for liposomal formulation	January 5, 2023

Compositions and Methods of Use for Specific Drug Targets

Patent No.	Title	Date Issued
US 10,927,379	Combination therapy with liposomal antisense oligonucleotides	February 23, 2021

US 11,041,153	P-ethoxy nucleic acids for STAT3 inhibition	June 22, 2021

EP 3 512 525	Combination therapy with liposomal antisense oligonucleotides	July 27, 2022

JP 7132911	Combination therapy with liposomal antisense oligonucleotides	August 30, 2022

JP 7186721	P-ethoxy nucleic acids for IGF-1R inhibition	December 1, 2022

CN ZL 201880033244.6	P-ethoxy nucleic acids for STAT3 inhibition	December 16, 2022

EA 041953	Combination therapy with liposomal antisense oligonucleotides	December 19, 2022

We have six additional pending patent applications in the U.S. and one additional allowed patent application in a foreign jurisdiction. Further, we have pending patent applications in key foreign jurisdictions across our six families of applications. We continue our efforts to build protection around our technology as it safeguards our platform technology and target-specific technology, is a deterrent to would-be competitors and creates value around our core competencies.

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

●	We are a clinical stage biotechnology company with no significant revenue. We have incurred significant operating losses since our inception, and we expect to incur losses for the foreseeable future and may never achieve profitability.
●	We will continue to require substantial additional capital for the foreseeable future. If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our drug development programs and commercialization efforts.
●	The pharmaceutical and biotechnology industry is highly competitive. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.
●	Future collaboration arrangements to leverage our capabilities may not be successful.
●	If we are unable to attract and retain key management, scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.
●	Our employees, agents, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with applicable regulatory standards and requirements.
●	We expect to expand our operations, including clinical trials, in the future and may face challenges in managing our growth, which may result in disruptions to our operations.
●	If we acquire or license technologies, resources or drug candidates, we will incur a variety of costs and may never realize benefits from the transaction.
●	Our business has a substantial risk of product liability claims. If we are unable to obtain or maintain appropriate levels of insurance, a product liability claim could adversely affect our business.
●	We are increasingly dependent on information technology systems to operate our business and a cyber-attack or other breach of our systems, or those of third parties on whom we may rely, could subject us to liability or interrupt the operation of our business.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.
●	We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology that may be similar to ours. If these companies develop technologies, including delivery technologies, or therapeutic candidates more rapidly than we do, or their technologies are more effective, our ability to develop and successfully commercialize therapeutic candidates may be adversely affected.

●	We may be subject, directly or indirectly, to certain U.S. federal and state healthcare laws and regulations, such as anti-kickback, false claims laws, physician payment transparency laws or similar fraud and abuse laws, which could expose us to potential criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	Inadequate funding for the FDA, the SEC and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
●	Our business and operations have been affected by and could be materially and adversely affected in the future by the effects of health epidemics and pandemics, including the evolving and ongoing effects of the COVID-19 pandemic.
●	We must complete extensive clinical trials to demonstrate the safety and efficacy of our drug candidates. If we are unable to demonstrate the safety and efficacy of our drug candidates, we will not be successful.
●	Delays in the commencement of clinical trials of our drug candidates could result in increased costs to us and delay our ability to generate revenues.
●	Delays in the completion of, or the termination of, clinical trials of our drug candidates could result in increased costs to us and could delay or prevent us from generating revenues.
●	If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.
●	In addition to regulations in the U.S., we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products, if approved.
●	Changes in existing laws and regulations affecting the healthcare industry could increase our costs and otherwise adversely affect our business.
●	We rely on third parties to conduct clinical trials for our drug candidates, and their failure to timely and properly perform their obligations may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing our drug candidates.
●	We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.
●	We rely on third parties for manufacturing of our clinical drug supplies; our dependence on these manufacturers may impair the development of our drug candidates.
●	There are underlying risks associated with the manufacture of our drug candidates, which have never been manufactured in large scale. Furthermore, we anticipate continued reliance on third-party manufacturers if we are successful in obtaining marketing approval from the FDA or other regulatory agencies for any of our drug candidates.
●	Identification of previously unknown problems with respect to a drug candidate, manufacturer or facility may result in restrictions on the drug candidate, manufacturer or facility.
●	We may experience delays in the development of our drug candidates if the third-party manufacturers of our drug candidates cannot meet FDA requirements relating to current Good Manufacturing Practices.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may not generate product revenue.

●	If our future drugs do not achieve market acceptance, we may be unable to generate significant revenue, if any.
●	If third-party payors do not adequately reimburse patients for any of our drug candidates that are approved for marketing, they might not be purchased or used, and our revenues and profits will not develop or increase.
●	If our patent position does not adequately protect our drug candidates, others could compete against us more directly, which would harm our business.
●	If any third-party owners of intellectual property we may license in the future do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.
●	Litigation regarding patents, intellectual property and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing drug candidates to market and harm our ability to operate.
●	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.
●	Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights. Additionally, sales of a substantial number of shares of our common stock or other securities in the public market could cause our stock price to fall.
●	We may issue additional shares of our common stock in accordance with our equity incentive plans or upon exercise or conversion of outstanding securities that are exercisable for or convertible into shares of our common stock, which may cause dilution to existing stockholders.
●	The trading price of our common stock has been volatile and is likely to be volatile in the future.
●	Our common stock is thinly traded and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.
●	Our certificate of incorporation grants our Board of Directors the power to designate and issue additional shares of common and/or preferred stock.
●	We do not anticipate paying cash dividends, and accordingly stockholders must rely on stock appreciation for any return on their investment in us.
●	Our management is required to devote substantial time and incur additional expense to comply with public company regulations.
●	Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the price of our common stock.
●	Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock and our ability to access the capital markets.

Risks Related to Our Business

We are a clinical stage biotechnology company with no significant revenue. We have incurred significant operating losses since our inception, and we expect to incur losses for the foreseeable future and may never achieve profitability.

We have incurred significant operating losses since our inception. As of December 31, 2022, we had an accumulated deficit of $91.5 million. To date, we have not generated any revenue from the sale of our drug candidates and we do not expect to generate any revenue from sales of our drug candidates for the foreseeable future. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts.

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

As of December 31, 2022, we had $10.4 million in cash on hand, compared to $23.8 million as of December 31, 2021. We have determined that the Company does not have enough cash on hand to meet obligations and fund operations for the next 12 months from the date of this Annual Report on Form 10-K. Our ongoing future capital requirements will depend on numerous factors, including:

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

The report of our independent registered public accounting firm relating to our December 31, 2022 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to the consolidated financial statements included herein, we have suffered recurring losses from operations and have a projected cash deficiency that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

We have determined that the Company does not have enough cash on hand to meet obligations and fund operations for the next 12 months from the date of this Annual Report on Form 10-K. We may finance our foreseeable cash requirements through cash on hand, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing. If we are unable to obtain funding due to unfavorable terms or market conditions, management has determined that it can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed. However, our ability to continue as a going concern is dependent upon obtaining funding through one or more sources described above within the next 12 months to meet our planned obligations and pay our liabilities.

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

Our business and operations have been affected by and could be materially and adversely affected in the future by the effects of health epidemics and pandemics, including the evolving and ongoing effects of the COVID-19 pandemic.

Our business and operations could be adversely affected by health epidemics and pandemics, including the ongoing COVID-19 pandemic, which has presented a substantial public health and economic challenge around the world and has affected, and continues to affect, our employees, clinical trial participants, communities, and business operations, as well as the U.S. and global economy and financial markets. To date, COVID 19’s impact on our operations has been limited to the inability to travel to clinical trial sites, clinical trial sites not allowing nonessential personnel on site for the purpose of monitoring activity, delays in the manufacture of our drug requirements by contracted third-party manufacturers and limitations on patient recruiting and enrollment. There can be no guarantee we will not experience other impacts, such as being forced to further delay or pause enrollment, experiencing potential interruptions to our supply chain, facing difficulties or additional costs in enrolling patients in future clinical trials or being able to achieve full enrollment of our studies within the timeframes we anticipate, or at all.

The negative impacts caused by the COVID-19 pandemic have been and may continue to be extensive in many aspects of society and could continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The full extent to which the COVID-19 pandemic could ultimately impact our business, preclinical studies, clinical trials and financial results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the emergence of new variants and subvariants of the virus that causes COVID-19.

Other public health crises, including any future outbreaks of contagious diseases, could have additional material adverse effects on our business. The extent to which any future public health crises may impact our business, results of operations, and financial condition depends on many factors which are highly uncertain and are difficult to predict. These factors include, but are not limited to, the duration and spread of any outbreak, its severity, the actions to contain or address the impact of the outbreak, the timing, distribution, and efficacy of vaccines and other treatments, United States and foreign government actions to respond to possible reductions in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

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

We have no ability to internally manufacture the drug candidates that we need to conduct our clinical trials. For the foreseeable future, we expect to continue to rely on third-party manufacturers and other third parties to produce, package and store sufficient quantities of our drug candidates and any future drug candidates for use in our clinical trials. We have entered into agreements with third-party manufacturers for the manufacture of our drug requirements, including agreements for the manufacture of prexigebersen for use in our Phase 2 clinical trial in AML, as well as agreements for the manufacture of BP1002, BP1003 and BP1001-A for use in our Phase 1 clinical trials. To date, we have made steady progress with our current third-party manufacturers, overcoming challenges associated with scaling up manufacturing to develop their capabilities to supply us with our necessary quantities of drug supplies for our clinical trials. However, we may face various risks and uncertainties in connection with our reliance on third-party manufacturers, including:

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

Risks Related to Intellectual Property

If our patent position does not adequately protect our drug candidates, others could compete against us more directly, which would harm our business.

Our patent portfolio currently includes five issued patents in the U.S. and eight issued patents in foreign jurisdictions:

Claims Related to DNAbilize®

Patent No.	Title	Date Issued
US 9,744,187	P-ethoxy nucleic acids for liposomal formulation	August 29, 2017

US 10,335,428	P-ethoxy nucleic acids for liposomal formulation	July 2, 2019

US 10,898,506	P-ethoxy nucleic acids for liposomal formulation	January 26, 2021

SG 11201802718P	P-ethoxy nucleic acids for liposomal formulation	May 12, 2021

EA 038277	P-ethoxy nucleic acids for liposomal formulation	August 4, 2021

AU 2016340123	P-ethoxy nucleic acids for liposomal formulation	January 5, 2023

Compositions and Methods of Use for Specific Drug Targets

Patent No.	Title	Date Issued
US 10,927,379	Combination therapy with liposomal antisense oligonucleotides	February 23, 2021

US 11,041,153	P-ethoxy nucleic acids for STAT3 inhibition	June 22, 2021

EP 3 512 525	Combination therapy with liposomal antisense oligonucleotides	July 27, 2022

JP 7132911	Combination therapy with liposomal antisense oligonucleotides	August 30, 2022

JP 7186721	P-ethoxy nucleic acids for IGF-1R inhibition	December 1, 2022

CN ZL 201880033244.6	P-ethoxy nucleic acids for STAT3 inhibition	December 16, 2022

EA 041953	Combination therapy with liposomal antisense oligonucleotides	December 19, 2022

We have six additional pending patent applications in the U.S. and one additional allowed patent application in a foreign jurisdiction. Further, we have pending patent applications in key foreign jurisdictions across our six families of applications. Our success depends in large part on our ability to obtain and maintain patent protection both in the U.S. and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

As of December 31, 2022, there were 657,408 shares of common stock reserved for issuance upon the exercise of outstanding options granted under our equity incentive plans. As of December 31, 2022, there were (i) 18,724 additional shares of common stock reserved for future issuance of awards under the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan, as amended (the “2017 Stock Incentive Plan”), and (ii) 1,300,000 additional shares of common stock reserved for future issuance of awards under the Bio-Path Holdings, Inc. 2022 Stock Incentive Plan (the “2022 Stock Incentive Plan”). In addition, as of December 31, 2022, there were 1,200,531 shares of common stock reserved for issuance upon the exercise of outstanding warrants that we have issued in connection with prior securities offerings. To the extent that outstanding stock options and warrants are exercised, existing stockholders’ ownership interests may be diluted, which may reduce the market price of our common stock.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. On March 10, 2014, our common stock commenced trading on The Nasdaq Capital Market, and there is a limited history on which to gauge the volatility of our stock price on The Nasdaq Capital Market. From January 1, 2020 through December 31, 2022, our stock price has fluctuated from a low of $1.27 to a high of $24.34, after adjustment for reverse stock splits. The market price for our common stock will be affected by a number of factors, including:

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

Holders

As of March 23, 2023, there were 7,960,164 shares of our common stock outstanding and approximately 190 stockholders of record.

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

Overview

We are a clinical and preclinical stage oncology-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a DNA backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 130 patients, our DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have four drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), which targets growth factor receptor-bound protein 2 (Grb2), initially started the efficacy portion of a Phase 2 clinical trial for untreated AML patients in combination with LDAC. The interim data released on March 6, 2019 showed that 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved CR, inclusive of one CR with CRi and one morphologic leukemia-free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. However, DNA hypomethylating agents are now the most frequently used agents in the treatment of elderly AML patients in the U.S. and Europe. As a result, Stage 2 of the Phase 2 trial in AML was amended to remove the combination treatment of prexigebersen and LDAC and replace it with the combination treatment of prexigebersen and decitabine, a DNA hypomethylating agent, for treatment of a second cohort of untreated AML patients. Since decitabine is also used as a treatment for relapsed/refractory AML patients, a cohort of relapsed/refractory AML patients was also added to the study.

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

Our second drug candidate, BP1002, targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. On November 21, 2019, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1 clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and CLL patients. The Phase 1 clinical trial is being conducted at the Georgia Cancer Center while two additional clinical trial sites are currently being processed for inclusion in the study, The University of Texas Southwestern and New York Medical College.

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant leukemia and lymphoma cells. An abstract of the preclinical study was presented at the 2021 AACR Annual Meeting. On August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/1b clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center, Scripps Health and The University of California at Los Angeles Cancer Center. Gail J. Roboz, M.D., will serve as the national coordinating Principal Investigator for the Phase 1/1b trial. On October 24, 2022, we announced the enrollment and dosing of the first patient in the Phase 1/1b clinical trial.

Our third drug candidate, BP1003, targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, NSCLC and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. An abstract of the preclinical study was presented at the 2019 AACR Annual Meeting. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. Additionally, an abstract of the preclinical study demonstrating that BP1003 enhanced the sensitivity of breast and ovarian cancer cells to chemotherapy was presented at the 2022 AACR Annual Meeting. We have successfully completed several IND enabling studies of BP1003 and have one additional IND enabling study to complete. Once the additional study is successfully completed, our goal is to file an IND and initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named BP1001-A, our fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020.

BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. On October 27, 2021, we announced that the FDA cleared an IND application for BP1001-A for an initial Phase 1/1b clinical trial in patients with advanced or recurrent solid tumors, and on December 7, 2022, we announced the enrollment and dosing of the first patient in the Phase 1/1b clinical trial.

Our DNAbilize® technology-based products are available for out-licensing or partnering. We intend to apply our drug technology template to new disease-causing protein targets to develop new liposomal antisense drug candidates for inclusion in our pipeline that meet scientific, preclinical and commercial criteria and file new patents on these targets. We expect that these efforts will include collaboration with scientific key opinion leaders in the field of study and include developing drug candidates for diseases other than cancer. As we expand our drug development programs, we will look at indications where a systemic delivery is needed and antisense RNAi nanoparticles can be used to slow, reverse or cure a disease, either alone or in combination with another drug.

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

As of December 31, 2022, we had an accumulated deficit of $91.5 million. Our net loss was $13.9 million and $10.4 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

We expect research and development expenses associated with the completion of the associated clinical trials to be substantial and to increase over time. The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our drug candidates or the period, if any, in which material net cash inflows from our drug candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	the rate of progress, results and costs of completion of ongoing clinical trials of our drug candidates;
●	the size, scope, rate of progress, results and costs of completion of any potential future clinical trials and preclinical tests of our drug candidates that we may initiate;
●	competing technological and market developments;
●	the performance of third-party manufacturers and suppliers;
●	the ability of our drug candidates, if they receive regulatory approval, to achieve market success;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our drug candidates; and
●	the impact, risks and uncertainties related to global pandemics and actions taken by governmental authorities or others in connection therewith.

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

Results of Operations

Comparisons of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Revenue. We had no revenue for each of the years ended December 31, 2022 and 2021.

Research and Development Expenses. Our research and development expense was $9.2 million for the year ended December 31, 2022, an increase of $3.3 million compared to the year ended December 31, 2021. The increase in research and development expense was primarily due to manufacturing expenses related to drug product releases in 2022, increased enrollment in our Phase 2 clinical trial for prexigebersen in AML and start-up costs related to our Phase 1 clinical trial for BP1002 in refractory/relapsed AML patients. The following table sets forth our research and development expenses (in thousands):

	Year ended
	December 31,
	2022	2021
Research and development expense	$8,969	$5,744
Non-cash stock-based compensation expense	196	166
Total research and development expense	$9,165	$5,910

General and Administrative Expenses. Our general and administrative expense was $4.7 million for the year ended December 31, 2022, an increase of $0.2 million compared to the year ended December 31, 2021. The increase in general and administrative expense was primarily due to increased legal fees. The following table sets forth our general and administrative expenses (in thousands):

	Year ended
	December 31,
	2022	2021
General and administrative expense	$4,081	$3,878
Non-cash stock-based compensation expense	655	655
Total general and administrative expense	$4,736	$4,533

Net Operating Loss. Our net loss from operations was $13.9 million for the year ended December 31, 2022, an increase of $3.5 million compared to the year ended December 31, 2021.

Net Loss. Our net loss was $13.9 million for the year ended December 31, 2022, an increase of $3.4 million compared to the year ended December 31, 2021.

Net Loss per Share. Net loss per share, both basic and diluted, was $1.91 per share for the year ended December 31, 2022, compared to $1.55 per share for the year ended December 31, 2021. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $10.4 million at December 31, 2022, a decrease of $13.4 million compared to December 31, 2021. We do not believe that our available cash at December 31, 2022 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for the next 12 months from the date of this Annual Report on Form 10-K. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above within the next 12 months to meet its planned obligations and pay its liabilities.

Cash Flows

For the Year Ended December 31, 2022

Operating Activities. Net cash used in operating activities for the year ended December 31, 2022 was $15.1 million. Excluding non-cash stock-based compensation expense of $0.9 million and depreciation and amortization expenses of $0.2 million, net cash used in operating activities consisted primarily of the net loss for the period of $13.9 million and an increase in current assets of $2.9 million which was partially offset by an increase in accounts payable and accrued expenses of $0.7 million.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2022 consisted of a capital expenditure totaling $21,000 which was related to a research and development equipment purchase.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2022 consisted of net proceeds of $1.7 million from the 2022 Registered Direct Offering and the 2022 Private Placement, each as described below.

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

2022 Shelf Registration Statement

On May 27, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2022 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $110.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, (ii) up to $9.0 million of our common stock under the Offering Agreement (as defined below), which $9.0 million was subsequently reduced to $3.0 million pursuant to a prospectus supplement filed with the SEC on July 29, 2022, and (iii) up to 237,890 shares of our common stock pursuant to the exercise of warrants outstanding on May 27, 2022. The $3.0 million of our common stock that could previously be offered, issued and sold under the Offering Agreement was included in the $110.0 million of our securities that may be offered, issued and sold. On December 7, 2022, we received written notice from Wainwright (as defined below) that Wainwright had elected, pursuant to Section 8(b) of the Offering Agreement, to terminate the Offering Agreement effective as of December 7, 2022. As of immediately prior to the termination of the Offering Agreement, all $3.0 million of shares of our common stock remained available for sale pursuant to the ATM Prospectus (as defined below) and the Offering Agreement. As a result of the termination of the Offering Agreement, we will not offer or sell any additional shares of our common stock under the ATM Prospectus or the Offering Agreement, and the entire $3.0 million of shares of our common stock included in the ATM Prospectus will be available for sale in other offerings pursuant to the 2022 Shelf Registration Statement. Because our public float is less than $75.0 million, our ability to offer and sell any securities under the 2022 Shelf Registration Statement is currently limited pursuant to Instruction I.B.6 to Form S-3. For so long as our public float is less than $75.0 million, the aggregate market value of securities we sell pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of our public float. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

At-The-Market Offering Agreement

On July 13, 2020, we entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which we could offer and sell, from time to time, through or to Wainwright, shares of our common stock. From July 14, 2020 to August 18, 2021, offers and any applicable sales of shares of common stock under the Offering Agreement were made pursuant to the base prospectus contained in the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. From August 19, 2021 to June 14, 2022, offers and any applicable sales of shares of common stock under the Offering Agreement were made pursuant to the base prospectus contained in the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on August 19, 2021, as amended pursuant to an amendment to prospectus supplement filed with the SEC on March 15, 2022, for an aggregate offering price of up to $10.0 million. From June 15, 2022 to December 7, 2022, offers and any applicable sales of shares of common stock under the Offering Agreement were made pursuant to the 2022 Shelf Registration Statement and a related prospectus filed with the SEC on June 14, 2022, as supplemented and amended pursuant to a prospectus supplement filed with the SEC on July 29, 2022 (as supplemented and amended, the “ATM Prospectus”), for an aggregate offering price of up to $3.0 million. Under the Offering Agreement, Wainwright could sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. We paid Wainwright a commission on the aggregate gross proceeds from each sale of shares under the Offering Agreement and agreed to provide Wainwright with customary indemnification and contribution rights. We also agreed to reimburse Wainwright for certain specified expenses. On December 7, 2022, we received written notice from Wainwright that Wainwright had elected, pursuant to Section 8(b) of the Offering Agreement, to terminate the Offering Agreement effective as of December 7, 2022. We did not incur any material early termination penalties in connection with the termination of the Offering Agreement. As a result of the termination of the Offering Agreement, we will not offer or sell any additional shares of our common stock under the ATM Prospectus or the Offering Agreement. During the year ended December 31, 2022, we did not offer or sell any shares of our common stock under the Offering Agreement. As of December 31, 2022, we had sold 1,328,800 shares of our common stock under the Offering Agreement for gross proceeds of approximately $8.4 million. The net proceeds from the offering, after deducting commissions and our offering expenses, were approximately $8.0 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any material off-balance sheet arrangements.

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

For the years ended December 31, 2022 and 2021, we had $9.2 million and $5.9 million, respectively, of costs classified as research and development expense.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2022. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer (who is also our Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2022. Based on this evaluation, management believes that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our current directors and officers are set forth below:

Name	Age	Position - Committee
Peter H. Nielsen	74	Chief Executive Officer; President; Chief Financial Officer; Treasurer; Chairman of the Board; Director – Business Development Committee

Heath W. Cleaver, CPA	49	Director – Audit Committee (Chair); Compensation Committee; Nominating/Corporate Governance Committee (Chair)

Paul D. Aubert	53	Director – Audit Committee; Compensation Committee (Chair); Nominating/Corporate Governance Committee

Aline B. Sherwood	53	Director – Audit Committee; Compensation Committee; Nominating/Corporate Governance Committee; Business Development Committee (Chair)

Douglas P. Morris	67	Director – Business Development Committee; Director of Investor Relations; Secretary

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

Aline B. Sherwood. Ms. Sherwood was appointed to the Board on March 31, 2022. Ms. Sherwood is the owner of Scienta Communications, LLC, an independent communications consultancy established in 2010 to provide strategic public relations and corporate communications counsel to pre-commercial, public and private companies. Previously, Ms. Sherwood worked at a series of global and boutique public and investor relations agencies where she provided support for companies developing therapeutics in a variety of indications. Earlier in her career, she managed corporate communications for The Liposome Company, which had developed and commercialized a liposomal formulation of amphotericin B. Before transitioning to industry, Ms. Sherwood worked in research laboratories at Princeton University and Thomas Jefferson University. She earned a Bachelor of Science in biochemistry and classical civilizations from Beloit College.

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

Board of Directors

Our operations are managed under the broad supervision of the Board, which has ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. Our Board is currently comprised of three independent directors and two non-independent directors. The Board has determined that current directors Heath W. Cleaver, Paul D. Aubert and Aline B. Sherwood are “independent” as independence is defined under the listing standards for The Nasdaq Stock Market. The Board based these determinations primarily on a review of the responses our directors provided to questions regarding employment and compensation history, affiliations and family and other relationships.

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

The Audit Committee is currently comprised of Messrs. Cleaver and Aubert and Ms. Sherwood. Mr. Cleaver currently serves as the chair of the Audit Committee. The Board has determined that Mr. Cleaver qualifies as an “audit committee financial expert” under the Exchange Act and that each member of the Audit Committee is an independent director. The Audit Committee meets at least once per fiscal quarter to fulfill its responsibilities under its charter and in connection with the review of the Company’s quarterly and annual financial statements.

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

The Compensation Committee is currently comprised of Messrs. Aubert and Cleaver and Ms. Sherwood, each of whom are independent under the rules of The Nasdaq Stock Market. The Compensation Committee meets as necessary. Mr. Aubert currently serves as the chair of the Compensation Committee.

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

The Nominating/Corporate Governance Committee is currently comprised of Messrs. Cleaver and Aubert and Ms. Sherwood, each of whom are independent under the rules of The Nasdaq Stock Market. Mr. Cleaver currently serves as the chair of the Nominating/Corporate Governance Committee. The Nominating/Corporate Governance Committee meets at least annually, and otherwise as necessary.

Business Development Committee

The Business Development Committee assists the Board by advising management on its plans for business development, licensing opportunities and business partnership opportunities. The Business Development Committee also performs other duties as directed by the Board from time to time and operates under a written charter adopted by the Board. The Business Development Committee is currently comprised of Ms. Sherwood and Messrs. Nielsen and Morris. Ms. Sherwood currently serves as the chair of the Business Development Committee.

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

To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner, except Aline B. Sherwood filed a Form 4 late with respect to common stock options acquired on March 31, 2022.

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

This section provides important information on our executive compensation programs and explains the compensation decisions made during 2022 by the Compensation Committee for our named executive officers (“NEOs”). In the fiscal year ended December 31, 2022, our only NEO was Peter H. Nielsen, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President.

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

Elements and Mix of our 2022 Compensation Program

The following elements made up the fiscal year 2022 compensation program for our NEOs:

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
●
In 2022, the long-term incentive awards included time-vested equity awards that vest over a four-year period.
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

Each year for the Compensation Committee meeting, our CEO prepares an evaluation of each of the other executive officers, if any, and makes compensation recommendations to the Compensation Committee based upon our performance against our corporate performance metrics and the individual’s performance. In addition to considering the CEO’s recommendations, the Compensation Committee assesses the applicable executive officer’s impact during the year and his or her overall value to the Company, specifically by considering the individual leadership skills, impact on strategic initiatives, performance in his or her primary area of responsibility, his or her role in succession planning and development, and other intangible qualities that contribute to corporate and individual success. During 2022, our CEO was our only executive officer.

Compensation Consultant and Peer Comparisons. For the 2022 performance period, the Compensation Committee did not engage an external compensation consultant to review the compensation of our executive officers. For comparison purposes, the Compensation Committee relied upon peer executive compensation data from proxies and compensation surveys of the Industry Peer Group (as defined below) prepared by our executive compensation counsel based on parameters set by the Compensation Committee. The Compensation Committee reviewed executive compensation data from the Industry Peer Group to consider competitive pay levels and compensation practices. Such data included components such as total direct compensation, considered as the sum of base salary and annual cash performance incentive award, as well as total compensation, including long-term incentive awards.

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

The Compensation Committee established our current Industry Peer Group in 2022. With the assistance of our executive compensation counsel, the Compensation Committee reviews the composition of the peer group annually to ensure that companies are relevant for comparative purposes. In identifying companies to include in the Industry Peer Group, the Compensation Committee considered, among other things, the following:

●	the industry of the companies;
●	the annual revenue, market capitalization and total assets of the companies;
●	the number of full-time employees of the companies;
●	the market data sources that are available with respect to the companies; and
●	the number of peers included in the Industry Peer Group.

For 2022, our Industry Peer Group consisted of the following companies (the “Industry Peer Group”):

●	Aileron Therapeutics, Inc. (ALRN)
●	Bellicum Pharmaceuticals, Inc. (BLCM)

●	Cellectar Biosciences, Inc. (CLRB)
●	CNS Pharmaceuticals, Inc. (CNSP)
●	Cyclacel Pharmaceuticals Inc. (CYCC)
●	Diffusion Pharmaceuticals, Inc. (DFFN)
●	Monopar Therapeutics Inc. (MNPR)
●	Neurobo Pharmaceuticals Inc. (NRBO)
●	Soligenix, Inc. (SNGX)
●	Sonnet Biotherapeutics Holdings, Inc. (SONN)

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

Role of Other Executive Officers. Our CEO makes recommendations to the Compensation Committee on all compensation actions (other than his own compensation) affecting our other executive officers, if any. In developing his recommendation for an executive officer, our CEO considers the self-evaluation prepared by the executive officer, the recommendations of his executive team, as well as his own evaluation. Our CEO’s evaluation includes an assessment of the impact that the executive officer has had on the Company during the award year and their overall value to the Company as a senior leader. The Compensation Committee is provided with our CEO’s evaluation of each executive officer’s performance and contributions to the Company. The Compensation Committee considers the information and recommendations provided by our CEO and provides a recommendation to the Board for non-CEO executive officer base salary, annual cash incentive awards and grants of long-term incentive awards, which are subject to Board approval. During 2022, our CEO was our only executive officer.

2022 Performance Analysis and Compensation Decisions

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

Base Salary. In recent years, the Compensation Committee has adjusted executive base salaries with the goal of providing a stable base of competitive cash compensation while rewarding corporate and individual performance through annual performance incentive awards. During 2022, the annual base salary for Mr. Nielsen was $555,000, compared to $530,000 during 2021.

Annual Performance Incentive Awards. During 2022, the Compensation Committee approved a discretionary annual cash performance incentive award for Mr. Nielsen in the amount of $150,000.

Long-term Incentive Awards. The Compensation Committee believes that long-term incentive awards should provide for a retention incentive with a strong tie to relative long-term stockholder return. Accordingly, the Compensation Committee grants stock option awards that typically vest over a four-year period. During 2022, the Board approved a long-term incentive award in the form of stock options to Mr. Nielsen based on recommendations from the Compensation Committee. Specifically, in March 2022, Mr. Nielsen was awarded a time-vested stock option award to purchase 90,000 shares of our common stock. The terms of the stock option grant require, among other things, that Mr. Nielsen continue to provide services over the vesting period of the options. The stock options vest over a four-year period from the date of the grant, with one-fourth (1/4) of the stock options vesting on the first anniversary of such grant, and the remaining stock options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the stock options over the next three years, based on continuing service to the Company.

Summary Compensation Table

The following table sets forth information with respect to the compensation of our sole NEO for the fiscal years ended December 31, 2022 and 2021.

				Option	All Other
				Awards	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	($)		Total ($)
Peter H. Nielsen, CEO,	2022	$555,000	$150,000	$288,669	$17,678	(2)	$1,011,347
CFO, President, Chairman, Director	2021	$530,000	$150,000	$622,505	$179	(3)	$1,302,684
(1)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.
(2)	The amounts reported include Medicare premiums of $12,822, insurance copayments of $3,471 and certain other benefits including life insurance premiums paid by the Company for Mr. Nielsen.
(3)	The amounts reported represent life insurance premiums paid by the Company for Mr. Nielsen.

Grants of Plan-Based Awards Table

The following table contains information about grants of plan-based stock options to our sole NEO during fiscal year 2022:

Estimated Future Payouts Under Non-Equity
Incentive Plan Awards
					All Other	All Other
					Stock	Option	Exercise or	Grant Date
					Awards:	Awards:	Base	Fair Value
					Number of	Number of	Price of	of
					Shares of	Securities	Option	Stock
	Grant	Threshold	Target	Maximum	Stock or	Underlying	Awards	Awards
Name	Date	($)	($)	($)	Units (#)	Options (#)	($/Sh)	($)(2)
Mr. Nielsen (1)	3/23/2022					90,000	$3.61	$3.20
(1)	Reflects time-vested stock options awarded under the 2017 Stock Incentive Plan. The options vest over a four-year period from the date of grant, with one-fourth (1/4) of the options vesting on the first anniversary of such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years.
(2)	The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.

Narrative Disclosures to Summary Compensation Table and Grants of Plan-Based Awards Table

Please see the discussion under the heading “2022 Performance Analysis and Compensation Decisions” in this Annual Report on Form 10-K, above.

Outstanding Equity Awards at December 31, 2022

The following table sets forth certain information with respect to outstanding stock option awards of our sole NEO for the fiscal year ended December 31, 2022.

			Equity Incentive
	Number of Securities	Number of Securities	Plan Awards:
	Underlying Unexercised	Underlying Unexercised	Number of Securities	Option	Option
	Options Exercisable	Options Unexercisable	Underlying Unexercised	Exercise	Expiration
Name	(#)	(#)	Unearned Options (#)	Price ($)	Date
Mr. Nielsen (1)	7,500	—	—	$92.00	August 2023
Mr. Nielsen (1)	2,761	—	—	$550.00	April 2026
Mr. Nielsen (1)	6,500	—	—	$36.80	April 2028
Mr. Nielsen (2)	14,063	937	—	$18.40	March 2029
Mr. Nielsen (3)	10,313	4,687	—	$3.25	March 2030
Mr. Nielsen (4)	53,125	31,875	—	$5.21	June 2030
Mr. Nielsen (5)	43,750	56,250	—	$7.02	March 2031
Mr. Nielsen (6)	—	100,000	—	$3.61	March 2032
(1)	All of these options granted are fully vested.
(2)	This option vests over a four-year period from the date of grant, March 28, 2019, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(3)	This option vests over a four-year period from the date of grant, March 28, 2020, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(4)	This option vests over a four-year period from the date of grant, June 16, 2020, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(5)	This option vests over a four-year period from the date of grant, March 31, 2021, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(6)	This option vests over a four-year period from the date of grant, March 23, 2022, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.

Employment Agreement and Potential Payments Upon Termination or Change of Control

Bio-Path Subsidiary has entered into an employment agreement with its Chief Executive Officer, Peter H. Nielsen, dated May 1, 2007 (the “Nielsen Employment Agreement”).

The Nielsen Employment Agreement provides for a base salary, as approved by the Compensation Committee, of $555,000. The Nielsen Employment Agreement provides that Mr. Nielsen is entitled to certain severance payments and benefits in the event he is terminated without Cause (as defined in the Nielsen Employment Agreement) or resigns for Good Reason (as defined in the Nielsen Employment Agreement), subject to Mr. Nielsen’s continued compliance with the Confidentiality Agreement (as defined in the Nielsen Employment Agreement) and execution of a general release of all claims against us. In addition, the Nielsen Employment Agreement also provides that Mr. Nielsen is entitled to certain severance payments and benefits in the event he is terminated without

Cause or resigns for Good Reason within three months before or 12 months following a Change in Control (as defined in the Nielsen Employment Agreement), subject to Mr. Nielsen’s continued compliance with the Confidentiality Agreement and execution of a general release of all claims against us.

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

Potential severance payments and benefits to be paid pursuant to the Nielsen Employment Agreement assuming a termination or Change in Control occurred on December 31, 2022 are set forth in the table below.

		Triggering Event
			Termination without Cause or
			Resignation for Good Reason within
		Termination without Cause or	3 Months Before or 12 Months
Name	Benefit	Resignation for Good Reason ($)	Following a Change in Control ($)
Peter H. Nielsen	Market Value of Stock Vesting	$—	$—	(1)
	Accrued Vacation Days	51,231	51,231
	Three Months’ Base Salary	138,750	138,750
	Continuation of Benefits	1,622	3,244
	Total	$191,603	$193,225
(1)	Mr. Nielsen’s stock option awards would immediately become vested, and the value of the acceleration would be equal to the vesting shares multiplied by the excess of the then current stock price over the exercise price of the options. For purposes of this table, we have calculated the value of the acceleration using the closing price of our common stock on December 30, 2022, or $1.51 per share.

DIRECTOR COMPENSATION

The following table presents summary information for the year ended December 31, 2022 regarding the compensation of the members of our Board (other than Mr. Nielsen).

	Fees
	Earned
	or Paid		Option		All Other
Name	in Cash		Awards		Compensation		Total
Heath W. Cleaver	$73,000	(1)	$33,433	(2)	$—		$106,433
Paul D. Aubert	$61,500	(1)	$33,433	(2)	$—		$94,933
Martina Molsbergen (3)	$24,188	(1)	$—		$—		$24,188
Aline B. Sherwood (4)	$32,250	(1)	$33,853	(2)	$—		$66,103
Douglas P. Morris (5)	$—		$37,055	(6)	$73,626	(7)	$110,681
(1)	These amounts reflect cash fees paid to or earned by our non-employee directors for attending Board or committee meetings during the year ended December 31, 2022.
(2)	In March 2022, our non-employee directors who were eligible at such time earned or received an annual grant of an option to purchase 10,000 shares of our common stock, which was the only grant received by such directors during 2022. The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for assumptions made by us in such valuation.
(3)	Ms. Molsbergen resigned from the Board on February 14, 2022.
(4)	Ms. Sherwood was appointed to the Board on March 31, 2022 to fill the vacancy that resulted from the resignation of Ms. Molsbergen.
(5)	Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director and does not receive compensation for his services as a member of the Board.
(6)	Option awards granted to Mr. Morris reflect compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations.
(7)	This amount reflects compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations, which includes base salary and certain other benefits.

The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our directors (other than Mr. Nielsen) as of December 31, 2022:

Number of
shares underlying
Director	outstanding options
Heath W. Cleaver	32,500
Paul D. Aubert	32,000
Aline B. Sherwood	10,000
Douglas P. Morris (1)	42,640
(1)	Mr. Morris’s outstanding options include 3,265 options earned while serving as an executive officer of the Company. Mr. Morris ceased serving in his officer capacities in June 2014. However, Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director.

Narrative to Director Compensation Table

In 2022, our non-employee directors received cash and equity compensation in accordance with our non-employee director compensation structure. Directors who were also employed by the Company did not receive compensation for services as directors. During 2022, our compensation structure for all non-employee directors was as follows:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned at March 23, 2023 by: (i) our sole NEO and each director; (ii) all executive officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock. The information in this table is based solely on statements in filings with the SEC or other reliable information.

	Amount and
	Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class
Peter H. Nielsen (1) (2)	207,898	2.61%
Douglas P. Morris (1) (3)	33,457	*
Heath W. Cleaver (1) (4)	32,500	*
Aline B. Sherwood (1) (5)	10,000	*
Paul D. Aubert (1) (6)	32,000	*
All officers and directors as a group (7)	315,855	3.97%

*Less than 1%

(1)	These are our NEOs and directors.

(2)	Includes 25,823 shares owned of record and 182,075 shares issuable upon the exercise of options that are exercisable within 60 days.
(3)	Includes 8,050 shares held by Hyacinth Resources, LLC and 121 shares held by Sycamore Ventures, LLC. Mr. Morris disclaims beneficial ownership of the shares held by Sycamore Ventures, LLC except to the extent of his pecuniary interest therein. Also includes 25,286 shares issuable upon the exercise of options that are exercisable within 60 days.
(4)	All 32,500 shares are issuable upon the exercise of options that are exercisable within 60 days.
(5)	All 10,000 shares are issuable upon the exercise of options that are exercisable within 60 days.
(6)	All 32,000 shares are issuable upon the exercise of options that are exercisable within 60 days.
(7)	Includes 33,994 shares owned of record and 281,861 shares issuable upon the exercise of options currently exercisable or will be exercisable within 60 days.

Equity Compensation Plan Information

There are no equity compensation plans that have not been approved by our stockholders. The following table contains information about our equity compensation plans in effect as of December 31, 2022 (in thousands, except per share amount).

Number of
	Number of		shares of
	shares of		common stock
	common stock to		remaining
	be issued	Weighted-average	available for
	upon exercise of	exercise price	future issuance
	outstanding	of outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights (1)	and rights	plans (2)
Equity compensation plans approved by stockholders	658	$11.67	1,319
Equity compensation plans not approved by stockholders	—		—
(1)	16 of the shares shown in this column are securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2022 that were granted under the First Amended Bio-Path Holdings, Inc. 2007 Stock Incentive Plan, as amended (the “2007 Stock Incentive Plan”). 642 of the shares shown in this column are securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2022 that were granted under the 2017 Stock Incentive Plan.
(2)	The shares shown in this column as remaining available for future issuance as of December 31, 2022 are under each of the 2017 Stock Incentive Plan and the 2022 Stock Incentive Plan and total 19 and 1,300, respectively. The 2007 Stock Incentive Plan expired in January 2018.

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

Director Independence

The following members of the Board have been identified as independent under the standards of The Nasdaq Stock Market: Heath W. Cleaver, Paul D. Aubert and Aline B. Sherwood. Martina Molsbergen was identified as independent under the standards of The Nasdaq Stock Market prior to her resignation from the Board on February 14, 2022. Presently, there are no directors on our Audit Committee, Nominating/Corporate Governance Committee or Compensation Committee who are not independent under the standards of The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended December 31, 2022 and December 31, 2021, Ernst & Young LLP (“EY”), as our independent registered public accounting firm during such time, billed the approximate fees set forth in the table below. The Board has considered the services provided by EY and has concluded that such services are compatible with the independence of EY as our principal accountants during such periods.

The table below sets forth the aggregate fees billed to the Company by EY for services rendered in the fiscal years ended December 31, 2022 and December 31, 2021 (in thousands).

	December 31,	December 31,
	2022	2021
Audit fees (1)	$336	$285
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$336	$285

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly filings, services associated with equity offerings, including with respect to registration statements filed by the Company, and services that are normally provided by EY in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.

(2)	Audit-related fees consist of fees billed by EY for assurance and related services. These fees include services provided in conjunction with due diligence services and employee benefit plan audits.
(3)	Tax fees consist of fees billed for professional services rendered by EY for state and federal tax compliance and advice, and tax planning.
(4)	All other fees consist of fees billed by EY for professional services other than those relating to audit fees, audit-related fees and tax fees.

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

4.18	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2022).
10.1+	Employment Agreement – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).
10.2+	Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 10, 2008).
10.3+	First Amendment to First Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013).
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

10.26+	First Amendment to Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
10.27+	Second Amendment to Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022).
10.28	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2022).
10.29+	Bio-Path Holdings, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2022).
10.30	Form of Incentive Stock Option Award Agreement under 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2022).
10.31	Form of Non-Qualified Stock Option Award Agreement under 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2022).
10.32

Form of Restricted Share Unit Award Agreement (Time-Vested) under 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2022).

10.33

Form of Restricted Share Unit Award Agreement (Performance-Based) under 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2022).

10.34	Form of Restricted Share Award Agreement under 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2022).
10.35	Form of Stock Appreciation Right Award Agreement under 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 20, 2022).

21.1	Subsidiaries of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 5, 2020).
23.1*	Consent of Ernst & Young LLP.
31*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

+ Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: March 30, 2023	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 30, 2023	President/Chief Executive Officer/ Chief Financial Officer/	/s/ Peter H. Nielsen
	Principal Accounting Officer/Director	Peter H. Nielsen

March 30, 2023	Director	/s/ Heath W. Cleaver
Heath W. Cleaver

March 30, 2023	Director	/s/ Paul D. Aubert
Paul D. Aubert

March 30, 2023	Director	/s/ Aline B. Sherwood
Aline B. Sherwood

March 30, 2023	Director	/s/ Douglas P. Morris
Douglas P. Morris

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bio-Path Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Path Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During 2022, the Company incurred $9.2 million for research and development expenses and as of December 31, 2022 recorded prepaid clinical trial expenses of $1.3 million. As disclosed in Note 2 to the consolidated financial statements, research and development costs are charged to expense when the related goods are delivered, or services are performed. The Company estimated its clinical trial expense based on a cost per patient calculation, which is derived from estimated start-up costs, clinical trial costs based on the number of patients and length of treatment and clinical study report costs. The Company recorded an accrual or prepaid for clinical trial expenses based on its estimated clinical trial expense as compared to payments made to the Company’s third-party clinical research organization, laboratories and clinical investigation sites. As of December 31, 2022, all of the Company’s clinical trials were in a prepaid position.

Auditing the Company’s prepaid research and development expenses is complex due to significant judgment and estimates made by management in determining the clinical trial expenses incurred, which include inputs such as number of patients, length of treatment and clinical study report costs, compared to payments the Company has made.

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

Houston, Texas

March 30, 2023

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of December 31,	As of December 31,
	2022	2021
Assets

Current assets
Cash	$10,384	$23,774
Prepaid drug product	3,587	523
Other current assets	1,644	1,843
Total current assets	15,615	26,140

Fixed assets
Furniture, fixtures & equipment	1,120	1,099
Less accumulated depreciation	(962)	(874)
	158	225

Right of use operating assets	198	203

Total Assets	$15,971	$26,568
Liabilities & Shareholders' Equity
Current liabilities
Accounts payable	$667	$106
Accrued expenses	909	770
Current portion of lease liabilities	108	82
Total current liabilities	1,684	958

Noncurrent lease liabilities	113	153

Total Liabilities	1,797	1,111
Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 7,960 and 7,160 shares issued and outstanding, respectively	8	7
Additional paid in capital	105,695	103,111
Accumulated deficit	(91,529)	(77,661)
Total shareholders' equity	14,174	25,457
Total Liabilities & Shareholders' Equity	$15,971	$26,568

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021

Operating expenses

Research and development	$9,165	$5,910
General and administrative	4,736	4,533

Total operating expenses	13,901	10,443

Net operating loss	$(13,901)	$(10,443)

Other income
Interest income	33	3

Total other income	33	3

Net loss	$(13,868)	$(10,440)

Net loss per share, basic and diluted	$(1.91)	$(1.55)

Basic and diluted weighted average number of common shares outstanding	7,276	6,725

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021

Cash flow from operating activities

Net loss	$(13,868)	$(10,440)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	851	821
Amortization of right of use assets	90	85
Depreciation	88	76
(Increase) decrease in operating assets
Prepaid drug product	(3,064)	750
Other current assets	199	(915)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	700	(199)
Lease liabilities	(99)	(95)

Net cash used in operating activities	(15,103)	(9,917)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	(21)	(70)

Net cash used in investing activities	(21)	(70)

Cash flow from financing activities

Net proceeds from sale of common stock	1,734	15,849
Net proceeds from exercise of warrants	—	4,157

Net cash provided by financing activities	1,734	20,006

Net (decrease) increase in cash	(13,390)	10,019

Cash, beginning of period	23,774	13,755

Cash, end of period	$10,384	$23,774

Supplemental disclosure of non-cash activities

Non-cash operating activities
Right of use asset recognized in exchange for lease obligation	$85	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	4,542	$5	$82,286	$(67,221)	$15,070

Issuance of common stock, net of fees	2,189	2	15,847	—	15,849
Exercise of warrants, net of fees	429	—	4,157	—	4,157
Stock-based compensation	—	—	821	—	821
Net loss	—	—	—	(10,440)	(10,440)

Balance at December 31, 2021	7,160	$7	$103,111	$(77,661)	$25,457

Balance at December 31, 2021	7,160	$7	$103,111	$(77,661)	$25,457

Issuance of common stock, net of fees	800	1	1,733	—	1,734
Stock-based compensation	—	—	851	—	851
Net loss	—	—	—	(13,868)	(13,868)

Balance at December 31, 2022	7,960	$8	$105,695	$(91,529)	$14,174

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Path Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

Unless the context requires otherwise, references in these Notes to the Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 130 patients, the Company's DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, the Company currently has four antisense drug candidates in development to treat at least five different cancer disease indications.

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

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2022, approximately $10.1 million of its cash balance was not covered by the FDIC. As of December 31, 2021, the Company had approximately $23.8 million in cash on-hand, of which approximately $23.5 million was not covered by the FDIC. To date, the Company has not incurred any losses on its cash balances.

Furniture, fixtures and equipment — Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $0.1 million for each of the years ended December 31, 2022 and 2021, respectively.

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

Net Loss Per Share — Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2022 and 2021, they were not included in the computation of any diluted per-share amount when a loss exists, as it would be anti-dilutive. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2022 and 2021. The calculation of diluted earnings per share for 2022 did not include 657,408 shares and 1,200,531 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of December 31, 2022, as the effect would be anti-dilutive. The calculation of diluted earnings per share for 2021 did not include 485,908 shares and 429,791 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of December 31, 2021, as the effect would be anti-dilutive.

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

The Company has experienced significant losses since its inception, including net losses of $13.9 million and $10.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $91.5 million and $10.4 million in cash and cash equivalents. The Company has no debt commitments. Substantially all of the Company’s net losses have resulted from costs incurred in connection with its research and development activities and its general and administrative expenses to support operations. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company’s available cash at December 31, 2022 will not be sufficient to fund liquidity and capital expenditure requirements for the next 12 months from the date of issuance of these consolidated financial statements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002, BP1003 and BP-1001A. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by the Company as of the specified effective date. There are no recent accounting pronouncements that have a material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.5 million as of December 31, 2021 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial, BP1001-A for testing in a Phase 1 clinical trial and BP1002 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during 2022, with advanced payments remaining to be expensed totaling $3.6 million as of December 31, 2022.

4.	Other Current Assets

As of December 31, 2022, other current assets included prepaid expenses of $1.6 million, comprised primarily of prepayments of $1.3 million made for the Company’s clinical trials for BP1002 in AML and lymphoma, BP1001-A in solid tumors and prexigebersen in AML as well as prepaid insurance of $0.3 million. As of December 31, 2021, other current assets included prepaid expenses of $1.8 million, comprised primarily of prepayments of $1.4 million made for the Company’s clinical trials for BP1002 in AML and lymphoma, prexigebersen in AML and BP1001-A in solid tumors as well as prepaid insurance of $0.3 million and other prepaid expenses of $0.1 million.

5.	Property and Equipment

The following table summarizes property and equipment as of December 31, 2022 and 2021:

		December 31,
	Estimated Useful
	Lives	2022	2021

	(in years)	(in thousands)
Leasehold improvements	2 to 5	$463	$463
Computers and office equipment	3	83	83
Furniture and fixtures	7	93	93
Scientific equipment	7	481	460
Total		1,120	1,099
Less: Accumulated depreciation		(962)	(874)
Net property and equipment		$158	$225

6.	Accounts Payable

As of December 31, 2022, current liabilities included accounts payable of $0.7 million, comprised primarily of expenses related to drug manufacturing, development and testing services of $0.6 million and legal and patent fees of $0.1 million. As of December 31, 2021, current liabilities included accounts payable of $0.1 million, comprised primarily of legal and patent fees and expenses related to manufacturing of $0.1 million.

7.	Accrued Expense

As of December 31, 2022, current liabilities included accrued expenses of $0.9 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, drug manufacturing, development and testing services of $0.2 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2021, current liabilities included accrued expenses of $0.8 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, franchise tax expense of $0.1 million, legal and patent fees of $0.1 million, manufacturing expenses of $0.1 million and other accrued expenses of $0.1 million.

8.	Stockholders’ Equity

Issuances of Common Stock – On February 16, 2021, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to a public offering of 1,710,600 shares of its common stock for gross proceeds of approximately $13.0 million under the Company’s shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”) (the “2021 Public Offering”). In addition, on February 16, 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which it agreed to sell an aggregate of 1,650,000 shares of its common stock in the 2021 Public Offering to such investors. The 2021 Public Offering closed on February 18, 2021. The net proceeds from the 2021 Public Offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, were approximately $12.2 million.

On November 6, 2022, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to the 2022 Registered Direct Offering and the 2022 Private Placement. In addition, on November 6, 2022, the Company entered into securities purchase agreements with several institutional and accredited investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 800,000 shares of our common stock for gross proceeds of approximately $2.0 million under the base prospectus contained in the Company’s shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), and a related prospectus supplement filed with the SEC on November 9, 2022 (the “2022 Registered Direct Offering”). In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreements to issue to such investors warrants to purchase up to 800,000 shares of its common stock (the “2022 Private Placement”). The 2022 Registered Direct Offering and the 2022 Private Placement closed on November 9, 2022. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.7 million.

The Company did not issue any common stock pursuant to the exercise of warrants during the year ended December 31, 2022. During the year ended December 31, 2021, the Company issued an aggregate of 428,907 shares of its common stock pursuant to the exercise of warrants at a weighted average exercise price of approximately $9.71 per share. The net proceeds to the Company from the exercise of the warrants were approximately $4.2 million.

At-The-Market Offering Agreement - On July 13, 2020, the Company entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), as sales agent and/or principal, pursuant to which the Company could offer and sell, from time to time, through or to Wainwright, shares of its common stock. From July 14, 2020 to August 18, 2021, offers and any applicable sales of shares of common stock under the Offering Agreement were made pursuant to the base prospectus contained in the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on July 14, 2020, for an aggregate offering price of up to $7.0 million. From August 19, 2021 to June 14, 2022, offers and any applicable sales of shares of common stock under the Offering Agreement were made pursuant to the base prospectus contained in the 2019 Shelf Registration Statement and a related prospectus supplement filed with the SEC on August 19, 2021, as amended pursuant to an amendment to prospectus supplement filed with the SEC on March 15, 2022, for an aggregate offering price of up to $10.0 million. From June 15, 2022 to December 7, 2022, offers and any applicable sales of shares of common stock under the Offering Agreement were made pursuant to the 2022 Shelf Registration Statement and a related prospectus filed with the SEC on June 14, 2022, as supplemented and amended pursuant to a prospectus supplement filed with the SEC on July 29, 2022 (as supplemented and amended, the “ATM Prospectus”), for an aggregate offering price of up to $3.0 million. Under the Offering Agreement, Wainwright could sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act. The Company paid Wainwright a commission on the aggregate gross proceeds from each sale of shares under the Offering Agreement and agreed to provide Wainwright with customary indemnification and contribution rights. The Company also agreed to reimburse Wainwright for certain specified expenses. On December 7, 2022, the Company received written notice from Wainwright that Wainwright had elected, pursuant to Section 8(b) of the Offering Agreement, to terminate the Offering Agreement effective as of December 7, 2022. The Company did not incur any material early termination penalties in connection with the termination of the Offering Agreement. As a result of the termination of the Offering Agreement, the Company will not offer or sell any additional shares of its common stock under the ATM Prospectus or the Offering Agreement. During the year ended December 31, 2022, the Company did not offer or sell any shares of its common stock under the Offering Agreement. As of December 31, 2022, the Company had sold 1,328,800 shares of its common stock under the Offering Agreement for gross proceeds of approximately $8.4 million. The net proceeds from the offering, after deducting commissions and the Company’s offering expenses, were approximately $8.0 million.

Stockholders’ Equity totaled $14.2 million as of December 31, 2022 compared to $25.5 million as of December 31, 2021. There were 7,960,164 shares of common stock issued and outstanding as of December 31, 2022. There were no shares of preferred stock issued and outstanding as of December 31, 2022.

9.	Stock-Based Compensation Plan

The 2022 Plan – On December 15, 2022, the Company’s stockholders approved the Bio-Path Holdings, Inc. 2022 Stock Incentive Plan (the “2022 Plan”), which replaced the 2017 Stock Incentive Plan, as amended (the “2017 Plan,” and together with the 2022 Plan, the “Plans”). As of stockholder approval of the 2022 Plan on December 15, 2022, no further awards will be made under the 2017 Plan. The 2022 Plan provides for the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Restricted Share Units, Stock Appreciation Rights and other stock-based awards, or any combination of the foregoing, to the Company’s employees, non-employee directors and consultants. As of December 31, 2022, there were 1,300,000 shares of common stock reserved for future issuance of awards under the 2022 Plan. Under the 2022 Plan, the exercise price of awards is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award under the 2022 Plan shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change in control, as defined in the 2022 Plan.

Stock option awards granted for the years 2022 and 2021 were estimated to have a weighted average fair value per share of $3.71 and $6.22, respectively. The fair value calculation is based on stock options granted during the year using the Black-Scholes option-pricing model on the date of grant. In addition, for all stock options granted, exercise price was determined based on the fair value as determined by the closing stock price at the date of the grant. For stock options granted during 2022 and 2021 the following weighted average assumptions were used in determining fair value:

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

Option activity under the Plans for the year ended December 31, 2022 was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)

Outstanding at December 31, 2021	486	$14.58	8.4	$7,800
Granted	192	3.71	9.3
Forfeited	(2)	7.02
Expired	(18)	5.96
Outstanding at December 31, 2022	658	$11.67	7.9	$—
Vested and expected to vest December 31, 2022	634	$11.90	7.9	$—
Exercisable at December 31, 2022	321	$18.62	7.3	$—

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount changes based on the fair value of the Company’s stock.

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

Stock-Based Compensation Expense – Total stock-based compensation expense for the year ended 2022 was $0.9 million, which consisted of research and development expense of $0.2 million and general and administrative expense of $0.7 million. As of December 31, 2022, future stock-based compensation expense for all outstanding unvested options was $1.3 million, which is expected to be recognized over a weighted-average vesting period of 2.2 years. Total stock-based compensation expense for the year ended 2021 was $0.8 million, which consisted of research and development expense of $0.2 million and general and administrative expense of $0.7 million.

10.	Warrants

A summary of warrants outstanding and exercisable as of December 31, 2022 is as follows (in thousands, except as noted):

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Year Issued	Outstanding	Life	Price	Exercisable	Price
		(in years)	(per share)		(per share)
2018	120	1.2	19.20	120	19.20
2019	281	1.8	13.76	281	13.76
2022	800	5.4	2.85	—	2.85
	1,201	4.1	$7.03	401	$15.39

11.	Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $2.2 million as of December 31, 2022, comprised of $1.1 million for the manufacture of prexigebersen drug product, $0.8 million for the manufacture of the Company’s Grb2 drug substance, $0.2 million for testing services and $0.1 million for manufacturing supply chain expansion. The Company expects to incur $2.2 million of these commitments over the next 12 months.

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

In April 2016, the Company entered into a three-year lease agreement for lab space located in Bellaire, Texas. The term of lease began on May 1, 2016 and was set to expire on April 30, 2019; however, in December 2018, the Company entered into an amendment to the lease agreement to extend the term for a period of three years, beginning on May 1, 2019 and ending on April 30, 2022. In January 2022, the Company exercised an option in the lease agreement amendment to extend the term of the lease to April 30, 2025.

At the inception of an agreement, the Company determines if the agreement is a lease based on the unique facts and circumstances in each agreement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For agreements that contain a lease, the Company identifies lease and non-lease components, determines the consideration in the contract, determines whether the lease is an operating or financing lease and recognizes right of use (“ROU”) assets and lease liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable so the Company uses an incremental borrowing rate based on the information available at the lease commencement date, which represents an estimated rate that would be incurred to borrow over a similar term in a similar economic environment. The weighted average incremental borrowing rate utilized on its lease liabilities as of December 31, 2022 was 8.0%.

The Company’s current leases include options to renew which can impact the lease term. The exercise of these options is at its discretion and the Company does not include any of these options within the expected lease term as there is no reasonable certainty these options will be exercised. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis within its consolidated financial statements. The Company’s leases are included in ROU assets, current portion of lease liabilities and noncurrent lease liabilities in its consolidated balance sheet for the year ended December 31, 2022.

The following table summarizes the Company’s operating lease assets and liabilities:

	December 31,
	2022	2021

	(in thousands)
Assets:
Operating lease assets	$198	$203

Liabilities:
Current portion of lease liabilities	108	82
Noncurrent lease liabilities	113	153
Total operating lease liabilities	$221	$235

The following table summarizes the Company's lease related costs:

	December 31,
	2022	2021

	(in thousands)
Operating lease costs	$115	$117
Variable lease costs	5	11
Total lease costs	$120	$128

The Company made cash payments for its operating leases of $0.1 million for the year ended December 31, 2022.

The following table summarizes the Company's expected minimum lease payments:

As of December 31, 2022
(in thousands)
2023	$121
2024	108
2025	11
Future minimum lease payments	240
Less: Interest	(19)
Present value of operating lease liabilities	$221

As of December 31, 2022, the weighted average remaining lease term was 2.0 years.

13.	Benefit Plan

The Company initiated a contribution savings plan under Section 401(k) of the Internal Revenue Code in 2016. Under the plan, all eligible employees may contribute up to the statutory allowable amount governed by the Internal Revenue Service for any calendar year. The Company makes matching contributions equal to 100% of the first 3% and 50% of the next 2% of each employee’s base salary up to the allowable amount, which is fully vested on the date the matching contributions are made. For the years ended December 31, 2022 and 2021, matching contributions totaled $37,000 and $39,000, respectively.

14.	Income Taxes

At December 31, 2022, the Company had a net operating loss carryforward for federal income tax purposes of $84.3 million, $36.0 million of which begins to expire in varying amounts in tax years 2026 through 2037. Approximately $48.3 million of net operating losses, incurred after December 31, 2017, carryforward indefinitely. Additionally, the Company has a research and development tax credit carryforward of $4.3 million for federal income tax purposes that begins to expire in varying amounts in tax year 2028. In connection with the Company’s equity transactions in 2007 and 2019, the Company determined that the utilization of net operating losses in future years may be subject to limitations by reason of an “ownership change” as defined under Section 382 of the Internal Revenue Code (IRC) (“Section 382 Limitation”). As a result of the Section 382 Limitation, the Company may not be able to fully utilize its net operating loss carry forwards and other tax credit carry forwards to offset future taxable income. Based on the Company’s estimated impact of the ownership change and Section 382 Limitation as of December 31, 2022, the net operating loss was reduced to $75.3 million, and the tax credits were reduced to $2.5 million for credits earned after the 2019 ownership change. Based on operations through December 31, 2022, the Company has estimated that the net operating loss and tax credits should be further reduced by providing a full valuation allowance against both.

In assessing the ability to realize its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers evidence such as the reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets. As such, a valuation allowance has been recorded to offset the Company’s net deferred tax assets at December 31, 2022. The Company recorded an increase in the valuation allowance of $0.1 million for the year ended December 31, 2022.

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its net deferred tax assets at December 31, 2022 and 2021. The valuation allowance was $19.1 million and $19.0 million as of December 31, 2022 and 2021, respectively.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2022	2021

	(in thousands)
Deferred tax assets – non-current

Accrued bonuses	$63	$63
Accrued vacation	28	26
Net operating loss (NOL) carryover	15,818	14,975
Research & development tax credits	2,509	3,353
Share based expense	671	572
Other	3	4
Right of use lease liability	46	49
Fixed asset depreciation	44	43
Total deferred tax asset	19,182	19,085
Less: valuation allowance	(19,140)	(19,042)
Net deferred tax asset	42	43
Right of use asset	(42)	(43)
Net deferred tax asset	$—	$—

Reconciliation between income taxes at the statutory tax rate (21%) and the actual income tax provision for continuing operations follows:

	December 31,
	2022	2021

	(in thousands)
Loss before income taxes	$(13,868)	$(10,440)
Tax (benefit) at statutory tax rate	(2,912)	(2,193)
Effects of:
Exclusion of incentive stock option expense	80	73
R&D tax credits	844	(451)
Increase (decrease) in valuation allowance	98	2,648
Section 382 limit - NOL	1,890	—
Other	—	(77)
Provision for income taxes	$—	$—

As of December 31, 2022, the Company had no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded as of the year ended December 31, 2022, and no interest or penalties have been accrued as of December 31, 2022 and 2021, respectively.

The Company’s open years for Internal Revenue Service (IRS) examination purposes due to normal statute of limitation are 2019, 2020 and 2021. However, since the Company has operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the IRC of 1986, as amended, in order to redetermine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction was claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss was claimed. The Company is not currently under examination by the IRS or any other taxing authorities.