Form 10-Q
period 2023-03-31
BIO-PATH HOLDINGS INC
filed 2023-05-11
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At May 5, 2023, the Company had 7,960,164 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2022 and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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
●the impact, risks and uncertainties related to global pandemics, including the COVID-19 pandemic, and actions taken by governmental authorities or others in connection therewith;
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

Please also refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2022, “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of March 31,	As of December 31,
	2023	2022
	(unaudited)
Assets

Current assets
Cash	$6,731	$10,384
Prepaid drug product	2,396	3,587
Other current assets	1,664	1,644
Total current assets	10,791	15,615

Fixed assets
Furniture, fixtures & equipment	1,120	1,120
Less accumulated depreciation	(984)	(962)
	136	158

Right of use operating assets	175	198

Total Assets	$11,102	$15,971
Liabilities & Shareholders' Equity
Current liabilities
Accounts payable	$827	$667
Accrued expenses	973	909
Current portion of lease liabilities	110	108
Total current liabilities	1,910	1,684

Noncurrent lease liabilities	85	113

Total Liabilities	1,995	1,797
Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 7,960 and 7,960 shares issued and outstanding, respectively	8	8
Additional paid in capital	105,901	105,695
Accumulated deficit	(96,802)	(91,529)
Total shareholders' equity	9,107	14,174
Total Liabilities & Shareholders' Equity	$11,102	$15,971

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Operating expenses

Research and development	$3,989	$2,098
General and administrative	1,303	1,261

Total operating expenses	5,292	3,359

Net operating loss	$(5,292)	$(3,359)

Other income
Interest income	19	—

Total other income	19	—

Net loss	$(5,273)	$(3,359)

Net loss per share, basic and diluted	$(0.66)	$(0.47)

Basic and diluted weighted average number of common shares outstanding	7,960	7,160

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flow from operating activities

Net loss	$(5,273)	$(3,359)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	206	217
Amortization of right of use assets	23	23
Depreciation	22	22
(Increase) decrease in operating assets
Prepaid drug product	1,191	(429)
Other current assets	(20)	433
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	224	591
Lease liabilities	(26)	(24)

Net cash used in operating activities	(3,653)	(2,526)

Net decrease in cash	(3,653)	(2,526)

Cash, beginning of period	10,384	23,774

Cash, end of period	$6,731	$21,248

Supplemental disclosure of non-cash activities

Non-cash operating activities
Right of use asset recognized in exchange for lease obligation	$—	$85

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	7,160	$7	$103,111	$(77,661)	$25,457

Stock-based compensation	—	—	217	—	217
Net loss	—	—	—	(3,359)	(3,359)

Balance at March 31, 2022	7,160	$7	$103,328	$(81,020)	$22,315

Balance at December 31, 2022	7,960	$8	$105,695	$(91,529)	$14,174

Stock-based compensation	—	—	206	—	206
Net loss	—	—	—	(5,273)	(5,273)

Balance at March 31, 2023	7,960	$8	$105,901	$(96,802)	$9,107

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2022. The results of operations for the period ended March 31, 2023 are not necessarily indicative of the results for a full-year period.

1.           Organization and Business

The Company is a clinical and preclinical stage oncology-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 140 patients, the Company’s DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, the Company currently has four antisense drug candidates in development to treat at least five different cancer disease indications.

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

2.            Significant Accounting Policies

Net Loss Per Share – Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of March 31, 2023 and 2022, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three months ended March 31, 2023 and 2022. The calculation of diluted earnings per share for 2023 did not include 657,408 shares and 1,200,531 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of March 31, 2023 as the effect would be antidilutive. The calculation of diluted earnings per share for 2022 did not include 675,741 shares and 423,390 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of March 31, 2022 as the effect would be antidilutive.

Liquidity - The Company’s available cash and cash equivalents of $6.7 million at March 31, 2023 will not be sufficient to fund liquidity and capital expenditure requirements for the next 12 months from the date of issuance of these consolidated financial statements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002, BP1003 and BP-1001A. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Fair Value - The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.            Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $3.6 million as of December 31, 2022 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first three months of 2023, with advanced payments remaining to be expensed totaling $2.4 million as of March 31, 2023.

4.            Other Current Assets

As of March 31, 2023, other current assets included prepaid expenses of $1.7 million, comprised primarily of prepayments of $1.4 million made for the Company’s clinical trials for BP1002 in separate clinical trials for lymphoma and AML, prexigebersen in AML as well as BP1001-A in solid tumors. Additionally, the Company had prepaid expenses related to its insurance policies of $0.2 million and preclinical studies of $0.1 million. As of December 31, 2022, other current assets included prepaid expenses of $1.6 million, comprised primarily of prepayments of $1.3 million made for the Company’s clinical trials for BP1002 in AML and lymphoma, BP1001-A in solid tumors and prexigebersen in AML as well as prepaid insurance of $0.3 million.

5.            Accounts Payable

As of March 31, 2023, current liabilities included accounts payable of $0.8 million, comprised primarily of expenses related to drug manufacturing, development and testing services of $0.5 million and clinical trial expenses of $0.3 million. As of December 31, 2022, current liabilities included accounts payable of $0.7 million, comprised primarily of expenses related to drug manufacturing, development and testing services of $0.6 million and legal and patent fees of $0.1 million.

6.            Accrued Expense

As of March 31, 2023, current liabilities included accrued expenses of $1.0 million, comprised primarily of accrued employee vacation and bonus expenses of $0.5 million, drug manufacturing development and testing services of $0.2 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2022, current liabilities included accrued expenses of $0.9 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, drug manufacturing development and testing services of $0.2 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million.

7.            Stockholders’ Equity

Issuances of Common Stock - On November 6, 2022, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to the 2022 Registered Direct Offering and the 2022 Private Placement. In addition, on November 6, 2022, the Company entered into securities purchase agreements with several institutional and accredited investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 800,000 shares of our common stock for gross proceeds of approximately $2.0 million under the base prospectus contained in the Company’s shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), and a related prospectus supplement filed with the SEC on November 9, 2022 (the “2022 Registered Direct Offering”). In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreements to issue to such investors warrants to purchase up to 800,000 shares of its common stock (the “2022 Private Placement”). The 2022 Registered Direct Offering and the 2022 Private Placement closed on November 9, 2022. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.7 million.

Stockholders’ Equity totaled $9.1 million as of March 31, 2023 compared to $14.2 million as of December 31, 2022. There were 7,960,164 shares of common stock issued and outstanding as of March 31, 2023. There were no shares of preferred stock issued and outstanding as of March 31, 2023.

8.            Stock-Based Compensation Plan

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

Stock-based compensation expense for each of the three months ended March 31, 2023 and 2022 was $0.2 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the three months ended March 31, 2023 and 2022 was $0.2 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended March 31, 2023 and 2022 was $49,000 and $47,000, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2023 and 2022, respectively:

	2023	2022
Risk-free interest rate (1)	—%	2.43%
Expected volatility (1)	—%	127%
Expected term in years (1)	—	6.0
Dividend yield (1)	—%	—%

(1)	There were no options granted in the three months ended March 31, 2023.

The following summary represents option activity under the Company’s stock-based compensation plans for the three months ended March 31, 2023:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)

Outstanding at December 31, 2022	658	$11.67
Granted	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2023	658	$11.67
Vested and expected to vest March 31, 2023	640	$11.85
Exercisable at March 31, 2023	393	$16.08

As of March 31, 2023, outstanding stock options did not have any aggregate intrinsic value. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2023. This amount changes based on the fair value of the Company’s stock.

As of March 31, 2023, unamortized stock-based compensation expense for all outstanding options was $1.1 million, which is expected to be recognized over a weighted average vesting period of 2.1 years.

9.            Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $2.1 million as of March 31, 2023, comprised of $1.8 million for manufacture of the Company’s Grb2 drug substance, $0.2 million for the manufacture of prexigebersen drug product and $0.1 million for testing services. The Company expects to incur $2.1 million of these commitments over the next 12 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2022. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2022, the matters discussed in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

Overview

We are a clinical and preclinical stage oncology-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and treatment in over 140 patients, our DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

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

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant leukemia and lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research (“AACR”) Annual Meeting. On August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/1b clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, The University of Texas MD Anderson Cancer Center (“MD Anderson”), Scripps Health and The University of California at Los Angeles Cancer Center. Gail J. Roboz, M.D., will serve as the national coordinating Principal Investigator for the Phase 1/1b trial. On October 24, 2022, we announced the enrollment and dosing of the first patient in the Phase 1/1b clinical trial.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (“NSCLC”) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors ex vivo and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. An abstract of the preclinical study was presented at the 2019 AACR Annual Meeting. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. Additionally, an abstract of the preclinical study demonstrating that BP1003 enhanced the sensitivity of breast and ovarian cancer cells to chemotherapy was presented at the 2022 AACR Annual Meeting. We have successfully completed several IND enabling studies of BP1003 and have one additional IND enabling study to complete. Once the additional study is successfully completed, our goal is to file an IND and initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named BP1001-A, our fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. On October 27, 2021, we announced that the FDA cleared an IND application for BP1001-A for an initial Phase 1/1b clinical trial in patients with advanced or recurrent solid tumors, and on December 7, 2022, we announced the enrollment and dosing of the first patient in the Phase 1/1b clinical trial. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including MD Anderson, Karmanos Cancer Institute, Mary Crowley Cancer Research and Holy Cross Hospital, Maryland.

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

As of March 31, 2023, we had an accumulated deficit of $96.8 million. Our net loss was $5.3 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Revenue. We had no revenue for each of the three months ended March 31, 2023 and 2022.

Research and Development Expense. Our research and development expense for the three months ended March 31, 2023 was $4.0 million, an increase of $1.9 million compared to the three months ended March 31, 2022. The increase in research and development expense was primarily due to manufacturing expenses related to drug product releases during the quarter. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development expense	$3,940	$2,051
Non-cash stock-based compensation expense	49	47
Total research and development expense	$3,989	$2,098

General and Administrative Expense. Our general and administrative expense for each of the three months ended March 31, 2023 and March 31, 2022 was $1.3 million. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2023	2022
General and administrative expense	$1,146	$1,091
Non-cash stock-based compensation expense	157	170
Total general and administrative expense	$1,303	$1,261

Net Operating Loss. Our net loss from operations for the three months ended March 31, 2023 was $5.3 million, an increase of $1.9 million compared to the three months ended March 31, 2022.

Net Loss. Our net loss for the three months ended March 31, 2023 was $5.3 million, an increase of $1.9 million compared to the three months ended March 31, 2022.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended March 31, 2023 was $0.66, compared to $0.47 for the three months ended March 31, 2022. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $6.7 million as of March 31, 2023, a decrease of $3.7 million compared to December 31, 2022. We do not believe that our available cash at March 31, 2023 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above within the next 12 months to meet its planned obligations and pay its liabilities.

Cash Flows

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2023 was $3.7 million. Excluding non-cash stock-based compensation expense of $0.2 million, net cash used in operating activities for the three months ended March 31, 2023 consisted primarily of the net loss for the period of $5.3 million, a decrease in prepaid drug product of $1.2 million and an increase in operating liabilities of $0.2 million. Net cash used in operating activities for the three months ended March 31, 2022 was $2.5 million. Excluding non-cash stock-based compensation expense and amortization and depreciation expense totaling $0.3 million, net cash used in operating activities for the three months ended March 31, 2022 consisted primarily of the net loss for the period of $3.4 million and an increase in current liabilities of $0.6 million.

2022 Shelf Registration Statement

On May 27, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2022 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $110.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, (ii) up to $9.0 million of our common stock under our At-The-Market Offering Agreement (the “Offering Agreement”), dated as of July 13, 2020, with H. C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we could offer and sell, from time to time, through or to Wainwright, shares of our common stock, which $9.0 million was subsequently reduced to $3.0 million pursuant to a prospectus supplement filed with the SEC on July 29, 2022, and (iii) up to 237,890 shares of our common stock pursuant to the exercise of warrants outstanding on May 27, 2022. The $3.0 million of our common stock that could previously be offered, issued and sold under the Offering Agreement was included in the $110.0 million of our securities that may be offered, issued and sold. The Offering Agreement was terminated effective as of December 7, 2022, at which time all $3.0 million of shares of our common stock remained available for sale thereunder. As a result of the termination of the Offering Agreement, we will not offer or sell any additional shares of our common stock thereunder, and the entire $3.0 million of shares of our common stock previously available for sale under the Offering Agreement will be available for sale in other offerings pursuant to the 2022 Shelf Registration Statement. Because our public float is less than $75.0 million, our ability to offer and sell any securities under the 2022 Shelf Registration Statement is currently limited pursuant to Instruction I.B.6 to Form S-3. For so long as our public float is less than $75.0 million, the aggregate market value of securities we sell pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of our public float. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

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

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen, BP1002, BP1003 and BP1001-A. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2022. For more information, see Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. There have been no significant changes to our critical accounting policies from those disclosed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of the year ended December 31, 2022.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2022.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 11, 2023	BIO-PATH HOLDINGS, INC.

		By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)