Form 10-Q
period 2023-06-30
BIO-PATH HOLDINGS INC
filed 2023-08-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

At August 8, 2023, the Company had 11,460,164 outstanding shares of common stock, par value $0.001 per share.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)
Assets

Current assets
Cash	$3,444	$10,384
Prepaid drug product	1,069	3,587
Other current assets	1,746	1,644
Total current assets	6,259	15,615

Fixed assets
Furniture, fixtures & equipment	1,120	1,120
Less accumulated depreciation	(1,006)	(962)
	114	158

Right of use operating assets	151	198

Total Assets	$6,524	$15,971
Liabilities & Shareholders' Equity
Current liabilities
Accounts payable	$638	$667
Accrued expenses	675	909
Current portion of lease liabilities	113	108
Total current liabilities	1,426	1,684

Noncurrent lease liabilities	55	113

Total Liabilities	1,481	1,797
Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 7,960 and 7,960 shares issued and outstanding, respectively	8	8
Additional paid in capital	106,071	105,695
Accumulated deficit	(101,036)	(91,529)
Total shareholders' equity	5,043	14,174
Total Liabilities & Shareholders' Equity	$6,524	$15,971

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating expenses

Research and development	$3,051	$1,851	$7,040	$3,949
General and administrative	1,191	1,159	2,494	2,420

Total operating expenses	4,242	3,010	9,534	6,369

Net operating loss	$(4,242)	$(3,010)	$(9,534)	$(6,369)

Other income
Interest income	8	2	27	2

Total other income	8	2	27	2

Net loss	$(4,234)	$(3,008)	$(9,507)	$(6,367)

Net loss per share, basic and diluted	$(0.53)	$(0.42)	$(1.19)	$(0.89)

Basic and diluted weighted average number of common shares outstanding	7,960	7,160	7,960	7,160

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flow from operating activities

Net loss	$(9,507)	$(6,367)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	376	430
Amortization of right of use assets	47	45
Depreciation	44	43
(Increase) decrease in operating assets
Prepaid drug product	2,518	(1,624)
Other current assets	(102)	451
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(263)	343
Lease liabilities	(53)	(50)

Net cash used in operating activities	(6,940)	(6,729)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	—	(21)

Net cash used in investing activities	—	(21)

Net decrease in cash	(6,940)	(6,750)

Cash, beginning of period	10,384	23,774

Cash, end of period	$3,444	$17,024

Supplemental disclosure of non-cash activities

Non-cash operating activities
Right of use asset recognized in exchange for lease obligation	$—	$85

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2022	7,160	$7	$103,328	$(81,020)	$22,315

Stock-based compensation	—	—	213	—	213
Net loss	—	—	—	(3,008)	(3,008)

Balance at June 30, 2022	7,160	$7	$103,541	$(84,028)	$19,520

Balance at March 31, 2023	7,960	$8	$105,901	$(96,802)	$9,107

Stock-based compensation	—	—	170	—	170
Net loss	—	—	—	(4,234)	(4,234)

Balance at June 30, 2023	7,960	$8	$106,071	$(101,036)	$5,043

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	7,160	$7	$103,111	$(77,661)	$25,457

Stock-based compensation	—	—	430	—	430
Net loss	—	—	—	(6,367)	(6,367)

Balance at June 30, 2022	7,160	$7	$103,541	$(84,028)	$19,520

Balance at December 31, 2022	7,960	$8	$105,695	$(91,529)	$14,174

Stock-based compensation	—	—	376	—	376
Net loss	—	—	—	(9,507)	(9,507)

Balance at June 30, 2023	7,960	$8	$106,071	$(101,036)	$5,043

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2022. The results of operations for the period ended June 30, 2023 are not necessarily indicative of the results for a full-year period.

1.           Organization and Business

The Company is a clinical and preclinical stage oncology-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and dosing in clinical trials, the Company’s DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, the Company currently has four antisense drug candidates in development to treat at least five different cancer disease indications.

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

2.            Significant Accounting Policies

Net Loss Per Share – Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of June 30, 2023 and 2022, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three and six months ended June 30, 2023 and 2022. The calculation of diluted earnings per share for 2023 did not include 878,408 shares and 1,200,531 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of June 30, 2023 as the effect would be antidilutive. The calculation of diluted earnings per share for 2022 did not include 657,408 shares and 400,531 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of June 30, 2022 as the effect would be antidilutive.

Liquidity - The Company’s available cash and cash equivalents of $3.4 million at June 30, 2023 will not be sufficient to fund liquidity and capital expenditure requirements for the next 12 months from the date of issuance of these consolidated financial statements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002, BP1003 and BP1001-A. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Fair Value - The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.            Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $3.6 million as of December 31, 2022 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first six months of 2023, with advanced payments remaining to be expensed totaling $1.1 million as of June 30, 2023.

4.            Other Current Assets

As of June 30, 2023, other current assets included prepaid expenses of $1.7 million, comprised primarily of prepayments of $1.7 million made for the Company’s clinical trials for BP1002 in separate clinical trials for lymphoma and AML, prexigebersen in AML as well as BP1001-A in solid tumors. As of December 31, 2022, other current assets included prepaid expenses of $1.6 million, comprised primarily of prepayments of $1.3 million made for the Company’s clinical trials for BP1002 in AML and lymphoma, BP1001-A in solid tumors and prexigebersen in AML as well as prepaid insurance of $0.3 million.

5.            Accounts Payable

As of June 30, 2023, current liabilities included accounts payable of $0.6 million, comprised primarily of expenses related to drug manufacturing, development and testing services of $0.4 million and clinical trial expenses of $0.2 million. As of December 31, 2022, current liabilities included accounts payable of $0.7 million, comprised primarily of expenses related to drug manufacturing, development and testing services of $0.6 million and legal and patent fees of $0.1 million.

6.            Accrued Expense

As of June 30, 2023, current liabilities included accrued expenses of $0.7 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2022, current liabilities included accrued expenses of $0.9 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, drug manufacturing development and testing services of $0.2 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million.

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

Stockholders’ Equity totaled $5.0 million as of June 30, 2023 compared to $14.2 million as of December 31, 2022. There were 7,960,164 shares of common stock issued and outstanding as of June 30, 2023. There were no shares of preferred stock issued and outstanding as of June 30, 2023.

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

Stock-based compensation expense for each of the three months ended June 30, 2023 and 2022 was $0.2 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the three months ended June 30, 2023 and 2022 was $0.2 million and $0.1 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended June 30, 2023 and 2022 was $43,000 and $50,000, respectively.

Stock-based compensation expense for each of the six months ended June 30, 2023 and 2022 was $0.4 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the six months ended June 30, 2023 and 2022 was $0.3 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for each of the six months ended June 30, 2023 and 2022 was $0.1 million.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2023 and 2022, respectively:

	2023	2022
Risk-free interest rate	3.42%	2.43%
Expected volatility	129%	127%
Expected term in years	6.0	6.0
Dividend yield	—%	—%

The following summary represents option activity under the Company’s stock-based compensation plans for the six months ended June 30, 2023:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)

Outstanding at December 31, 2022	658	$11.67
Granted	221	1.39
Outstanding at June 30, 2023	879	$9.09
Vested and expected to vest June 30, 2023	822	$9.23
Exercisable at June 30, 2023	428	$15.18

As of June 30, 2023, the aggregate intrinsic value of outstanding stock options was $0.1 million. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. This amount changes based on the fair value of the Company’s stock.

As of June 30, 2023, unamortized stock-based compensation expense for all outstanding options was $1.2 million, which is expected to be recognized over a weighted average vesting period of 2.1 years.

9.            Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $1.9 million as of June 30, 2023, comprised of $1.4 million for manufacture of the Company’s Grb2 drug substance, $0.3 million for testing services and $0.2 million for the manufacture of prexigebersen drug product. The Company expects to incur $1.7 million of these commitments over the next 12 months.

10.            Subsequent Events

2023 Public Offering – On August 3, 2023, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to a best efforts public offering of an aggregate of 3,500,000 shares of its common stock, together with warrants to purchase up to 3,500,000 shares of its common stock, for gross proceeds of approximately $2.1 million (the “2023 Public Offering”). The 2023 Public Offering was made pursuant to a registration statement on Form S-1, as amended (File No. 333-272879), which was declared effective by the SEC on August 2, 2023. The 2023 Public Offering closed on August 7, 2023. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.7 million. In connection with the 2023 Public Offering, the Company agreed to amend the existing warrants to purchase up to an aggregate of 800,000 shares of its common stock that were previously issued in the 2022 Private Placement at an exercise price of $2.85 per share, such that as of the closing of the 2023 Public Offering, the amended warrants have a reduced exercise price equal to $0.7593 per share.

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

Overview

We are a clinical and preclinical stage oncology-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and dosing in clinical trials, our DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

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

Our approved amended Stage 2 for this Phase 2 clinical trial currently has three cohorts of patients. The first two cohorts will treat patients with the triple combination of prexigebersen, decitabine and venetoclax. The first cohort will include untreated AML patients, and the second cohort will include relapsed/refractory AML patients. Finally, the third cohort will treat relapsed/refractory AML patients, who are venetoclax-resistant or -intolerant, with the two-drug combination of prexigebersen and decitabine. The full trial design plans have approximately 98 evaluable patients for the first cohort having untreated AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax-resistant or -intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at up to ten clinical sites in the U.S., and Gail J. Roboz, MD, is the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is a professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College of Cornell University (the “Weill Medical College”) and the New York-Presbyterian Hospital in New York City. On August 13, 2020, we announced the enrollment and dosing of the first patient in this approved amended Stage 2 of the Phase 2 clinical trial.

On April 5, 2021, we announced the successful completion of the safety run-in of Stage 2 of the Phase 2 clinical study. In the safety run-in of the triple combination, six evaluable patients were treated with the combination of prexigebersen, decitabine and venetoclax. These patients included four relapsed/refractory AML patients, and two newly diagnosed AML patients. In the preliminary safety data review, five of the patients (83%) responded to treatment, including four (67%) achieving CR and one (17%) achieving CRi. Recent publications provide that response (CR + CRi) rates to combination treatment with decitabine and venetoclax (but without prexigebersen) are 42 to 52% for relapsed/refractory AML patients and 0 to 39% for relapsed/refractory secondary AML patients. Response rates to frontline treatment with decitabine and venetoclax (but without prexigebersen) are 62 to 71% for newly diagnosed AML patients. These preliminary data, presented at the 2021 American Society of Hematology Annual Meeting, showed the treatment was well-tolerated and there were no dose limiting toxicities attributed to prexigebersen. Three patients remained on treatment for more than one cycle.

On August 1, 2023, we announced interim data for the first two cohorts of the amended Stage 2 of the Phase 2 clinical trial. Fourteen newly diagnosed patients were evaluable in the first cohort and treated with at least one cycle of the prexigebersen, decitabine and venetoclax combination therapy. All patients in the first cohort (median age 75) were adverse risk by 2017 European LeukemiaNet (“ELN”) guidelines (n=10) or secondary AML (n=4). Prexigebersen was well-tolerated, and adverse events (“AEs”) were generally consistent with decitabine and venetoclax treatment and/or for AML. Twelve of the 14 evaluable patients (86%) achieved CR/CRi and two (14%) achieved partial remission (“PR”). In total, 100% of the evaluable patients had a response to treatment. The complete remission rate (CR/CRi) of 86% for the evaluable patients in the first cohort is significantly higher than complete remission (CR/CRi) rates of 62% for newly diagnosed patients treated with the frontline combination treatment of decitabine and venetoclax. Fourteen refractory/relapsed evaluable AML patients in the second cohort were treated with at least one cycle of the prexigebersen, decitabine and venetoclax combination therapy. All patients in the second cohort (median age 56.5) were adverse risk by 2017 ELN guidelines (n=11) or secondary AML (n=2). Prexigebersen was well-tolerated, and AEs were generally consistent with decitabine and venetoclax treatment and/or for AML. Eight of the 14 evaluable patients (57%) achieved CR/CRi, two (14%) achieved PR and three (22%) achieved stable disease. In total, 93% of the evaluable patients in the second cohort had a response to treatment. The complete remission rate (CR/CRi) of (57%) for the evaluable refractory and relapsed patients in the second cohort is significantly higher than complete remission (CR/CRi) rates (21%) for refractory/relapsed patients treated with the combination treatment of decitabine and venetoclax. Based on this interim data, we currently plan to pursue FDA expedited programs for Fast Track and Breakthrough Therapy designations, and we are evaluating whether to seek to expand Stage 2 of the Phase 2 clinical trial in Europe.

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

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant leukemia and lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research (“AACR”) Annual Meeting. On August 24, 2021, we announced that the FDA cleared an IND application for BP1002 for an initial Phase 1/1b clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-

resistant patients. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, The University of Texas MD Anderson Cancer Center (“MD Anderson”), Scripps Health and The University of California at Los Angeles Cancer Center. Gail J. Roboz, MD, will serve as the national coordinating Principal Investigator for the Phase 1/1b trial. On October 24, 2022, we announced the enrollment and dosing of the first patient in the Phase 1/1b clinical trial.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (“NSCLC”) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors ex vivo and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. An abstract of the preclinical study was presented at the 2019 AACR Annual Meeting. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. Additionally, an abstract of the preclinical study demonstrating that BP1003 enhanced the sensitivity of breast and ovarian cancer cells to chemotherapy was presented at the 2022 AACR Annual Meeting. We have successfully completed several IND enabling studies of BP1003 and have one additional IND enabling study to complete. Once the additional study is successfully completed, our goal is to file an IND application and initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named BP1001-A, our fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. On October 27, 2021, we announced that the FDA cleared an IND application for BP1001-A for an initial Phase 1/1b clinical trial in patients with advanced or recurrent solid tumors, and on December 7, 2022, we announced the enrollment and dosing of the first patient in the Phase 1/1b clinical trial. On July 17, 2023, we announced completion of the first cohort of the dose escalation portion of the Phase 1/1b clinical trial. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including MD Anderson, Karmanos Cancer Institute, Mary Crowley Cancer Research and Holy Cross Hospital, Maryland.

Our DNAbilize® technology-based products are available for out-licensing or partnering. We intend to apply our drug technology template to new disease-causing protein targets to develop new liposomal antisense drug candidates for inclusion in our pipeline that meet scientific, preclinical and commercial criteria and file new patents on these targets. We expect that these efforts will include collaboration with key scientific opinion leaders in the field of study and include developing drug candidates for diseases other than cancer. As we expand our drug development programs, we will look at indications where a systemic delivery is needed and antisense RNAi nanoparticles can be used to slow, reverse or cure a disease, either alone or in combination with another drug.

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

As of June 30, 2023, we had an accumulated deficit of $101.0 million. Our net loss was $4.2 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively. Our net loss was $9.5 million and $6.4 million for the six months ended June 30, 2023 and 2022, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Revenue. We had no revenue for each of the three months ended June 30, 2023 and 2022.

Research and Development Expense. Our research and development expense for the three months ended June 30, 2023 was $3.1 million, an increase of $1.2 million compared to the three months ended June 30, 2022. The increase in research and development expense was primarily due to manufacturing expenses related to drug product releases in the second quarter of 2023 and increased patient enrollment related to our Phase 2 clinical trial for prexigebersen in AML. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	June 30,
	2023	2022
Research and development expense	$3,008	$1,801
Non-cash stock-based compensation expense	43	50
Total research and development expense	$3,051	$1,851

General and Administrative Expense. Our general and administrative expense for each of the three months ended June 30, 2023 and 2022 was $1.2 million. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	June 30,
	2023	2022
General and administrative expense	$1,064	$996
Non-cash stock-based compensation expense	127	163
Total general and administrative expense	$1,191	$1,159

Net Operating Loss. Our net loss from operations for the three months ended June 30, 2023 was $4.2 million, an increase of $1.2 million compared to the three months ended June 30, 2022.

Net Loss. Our net loss for the three months ended June 30, 2023 was $4.2 million, an increase of $1.2 million compared to the three months ended June 30, 2022.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended June 30, 2023 was $0.53, compared to $0.42 for the three months ended June 30, 2022. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Revenue. We had no revenue for each of the six months ended June 30, 2023 and 2022.

Research and Development Expense. Our research and development expense for the six months ended June 30, 2023 was $7.0 million, an increase of $3.1 million compared to the six months ended June 30, 2022. The increase in research and development expense was primarily due to manufacturing expenses related to drug product releases in 2023. The following table sets forth our research and development expenses (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Research and development expense	$6,948	$3,852
Non-cash stock-based compensation expense	92	97
Total research and development expense	$7,040	$3,949

General and Administrative Expense. Our general and administrative expense for the six months ended June 30, 2023 was $2.5 million, an increase of $0.1 million compared to the six months ended June 30, 2022. The increase in general and administrative expense was primarily due to an increase in audit fees. The following table sets forth our general and administrative expenses (in thousands):

	Six Months Ended
	June 30,
	2023	2022
General and administrative expense	$2,210	$2,087
Non-cash stock-based compensation expense	284	333
Total general and administrative expense	$2,494	$2,420

Net Operating Loss. Our net loss from operations for the six months ended June 30, 2023 was $9.5 million, an increase of $3.2 million compared to the six months ended June 30, 2022.

Net Loss. Our net loss for the six months ended June 30, 2023 was $9.5 million, an increase of $3.1 million compared to the six months ended June 30, 2022.

Net Loss per Share. Net loss per share, both basic and diluted, for the six months ended June 30, 2023 was $1.19, compared to $0.89 for the six months ended June 30, 2022. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $3.4 million as of June 30, 2023, a decrease of $6.9 million compared to December 31, 2022. We do not believe that our available cash at June 30, 2023, together with the net proceeds received from the 2023 Public Offering, as described below, will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above within the next 12 months to meet its planned obligations and pay its liabilities.

Cash Flows

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2023 was $6.9 million. Excluding non-cash stock-based compensation expense of $0.4 million and depreciation and amortization expenses of $0.1 million, net cash used in operating activities for the six months ended June 30, 2023 consisted primarily of the net loss for the period of $9.5 million, a decrease in operating liabilities of $0.3 million and an increase in other current assets of $0.1 million. These are partially offset by a decrease in prepaid drug product of $2.5 million. Net cash used in operating activities for the six months ended June 30, 2022 was $6.7 million. Excluding non-cash stock-based compensation expense of $0.4 and depreciation and amortization expenses of $0.1 million, net cash used in operating activities consisted primarily of the net loss for the period of $6.4 million and an increase in prepaid drug product of $1.6 million partially offset by a decrease in other current assets of $0.5 million and an increase in operating liabilities of $0.3 million.

Investing Activities. There were no investing activities for the six months ended June 30, 2023. Net cash used in investing activities for the six months ended June 30, 2022 consisted of a capital expenditure totaling $21,000 which was related to a research and development equipment purchase.

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

2023 Public Offering

On August 3, 2023, we entered into a placement agency agreement with Roth Capital Partners, LLC relating to a best efforts public offering of an aggregate of 3,500,000 shares of our common stock, together with warrants to purchase up to 3,500,000 shares of our common stock, for gross proceeds of approximately $2.1 million (the “2023 Public Offering”). The 2023 Public Offering was made pursuant to a registration statement on Form S-1, as amended (File No. 333-272879), which was declared effective by the SEC on August 2, 2023. The 2023 Public Offering closed on August 7, 2023. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.7 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any material off-balance sheet arrangements.

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

3.4	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 7, 2023).
4.2

Warrant Agency Agreement, dated as of August 7, 2023, by and between the Company and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

10.1

Placement Agency Agreement, dated as of August 3, 2023, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

10.2

Form of Securities Purchase Agreement, dated as of August 3, 2023, by and between the Company and certain purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

10.3

Form of Warrant Amendment Agreement, dated as of August 3, 2023, by and between the Company and certain warrant holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 14, 2023	BIO-PATH HOLDINGS, INC.

		By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)