Form 10-Q
period 2023-09-30
BIO-PATH HOLDINGS INC
filed 2023-11-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

At November 8, 2023, the Company had 12,352,664 outstanding shares of common stock, par value $0.001 per share.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)
Assets

Current assets
Cash	$2,352	$10,384
Prepaid drug product	632	3,587
Other current assets	1,818	1,644
Total current assets	4,802	15,615

Fixed assets
Furniture, fixtures & equipment	1,120	1,120
Less accumulated depreciation	(1,028)	(962)
	92	158

Right of use operating assets	127	198

Total Assets	$5,021	$15,971
Liabilities & Shareholders' Equity
Current liabilities
Accounts payable	$277	$667
Accrued expenses	964	909
Current portion of lease liabilities	116	108
Total current liabilities	1,357	1,684

Warrant liability	1,114	—

Noncurrent lease liabilities	25	113

Total Liabilities	2,496	1,797

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 11,460 and 7,960 shares issued and outstanding, respectively	11	8
Additional paid in capital	106,749	105,695
Accumulated deficit	(104,235)	(91,529)
Total shareholders' equity	2,525	14,174
Total Liabilities & Shareholders' Equity	$5,021	$15,971

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating expenses

Research and development	$2,292	$2,353	$9,332	$6,302
General and administrative	984	1,193	3,478	3,613

Total operating expenses	3,276	3,546	12,810	9,915

Net operating loss	$(3,276)	$(3,546)	$(12,810)	$(9,915)

Other income
Change in fair value of warrant liability	72	—	72	—
Interest income	5	11	32	13

Total other income	77	11	104	13

Net loss	$(3,199)	$(3,535)	$(12,706)	$(9,902)

Net loss per share, basic and diluted	$(0.32)	$(0.49)	$(1.47)	$(1.38)

Basic and diluted weighted average number of common shares outstanding	10,053	7,160	8,665	7,160

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flow from operating activities

Net loss	$(12,706)	$(9,902)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	554	642
Amortization of right of use assets	71	67
Depreciation	66	65
Change in fair value of warrant liability	(72)	—
(Increase) decrease in operating assets
Prepaid drug product	2,955	(1,824)
Other current assets	(174)	(297)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(335)	1,220
Lease liabilities	(80)	(74)

Net cash used in operating activities	(9,721)	(10,103)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	—	(21)

Net cash used in investing activities	—	(21)

Cash flow from financing activities

Net proceeds from sale of common stock	1,689	—

Net cash provided by financing activities	1,689	—

Net decrease in cash	(8,032)	(10,124)

Cash, beginning of period	10,384	23,774

Cash, end of period	$2,352	$13,650

Supplemental disclosure of non-cash activities

Non-cash operating activities
Right of use asset recognized in exchange for lease obligation	$—	$85

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2022	7,160	$7	$103,541	$(84,028)	$19,520

Stock-based compensation	—	—	212	—	212
Net loss	—	—	—	(3,535)	(3,535)

Balance at September 30, 2022	7,160	$7	$103,753	$(87,563)	$16,197

Balance at June 30, 2023	7,960	$8	$106,071	$(101,036)	$5,043

Issuance of common stock, net of fees	3,500	3	500	—	503
Stock-based compensation	—	—	178	—	178
Net loss	—	—	—	(3,199)	(3,199)

Balance at September 30, 2023	11,460	$11	$106,749	$(104,235)	$2,525

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	7,160	$7	$103,111	$(77,661)	$25,457

Stock-based compensation	—	—	642	—	642
Net loss	—	—	—	(9,902)	(9,902)

Balance at September 30, 2022	7,160	$7	$103,753	$(87,563)	$16,197

Balance at December 31, 2022	7,960	$8	$105,695	$(91,529)	$14,174

Issuance of common stock, net of fees	3,500	3	500	—	503
Stock-based compensation	—	—	554	—	554
Net loss	—	—	—	(12,706)	(12,706)

Balance at September 30, 2023	11,460	$11	$106,749	$(104,235)	$2,525

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2022. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the results for a full-year period.

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

2.            Significant Accounting Policies

Net Loss Per Share – Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of September 30, 2023 and 2022, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three and nine months ended September 30, 2023 and 2022. The calculation of diluted earnings per share for 2023 did not include 867,642 shares and 4,693,744 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of September 30, 2023 as the effect would be antidilutive. The calculation of diluted earnings per share for 2022 did not include 657,408 shares and 400,531 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of September 30, 2022 as the effect would be antidilutive.

Liquidity - The Company’s available cash and cash equivalents of $2.4 million at September 30, 2023 will not be sufficient to fund liquidity and capital expenditure requirements for the next 12 months from the date of issuance of these consolidated financial statements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002, BP1003 and BP1001-A. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Warrants - The Company determines whether warrants should be classified as a liability or equity. For warrants classified as liabilities, the Company estimates the fair value of the warrants at each reporting period using Level 3 inputs with changes in fair value recorded in the Condensed Consolidated Statement of Operations as change in fair value of warrant liability. The estimates in valuation models are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the fair value of the common stock underlying the warrants, and could differ materially in the future. The Company will continue to adjust the fair value of the warrant liability at the end of each reporting period for changes in fair value from the prior period until the earlier of the exercise or expiration of the applicable warrant.

Fair Value - The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.            Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $3.6 million as of December 31, 2022 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first nine months of 2023, with advanced payments remaining to be expensed totaling $0.6 million as of September 30, 2023.

4.            Other Current Assets

As of September 30, 2023, other current assets included prepaid expenses of $1.8 million, comprised primarily of prepayments of $1.3 million made for the Company’s clinical trials for BP1002 in separate clinical trials for lymphoma and AML and BP1001-A in solid tumors. Additionally, the Company had prepaid insurance expenses of $0.4 million and other prepaid expenses of $0.1 million. As of December 31, 2022, other current assets included prepaid expenses of $1.6 million, comprised primarily of prepayments of $1.3 million made for the Company’s clinical trials for BP1002 in AML and lymphoma, BP1001-A in solid tumors and prexigebersen in AML as well as prepaid insurance of $0.3 million.

5.            Accounts Payable

As of September 30, 2023, current liabilities included accounts payable of $0.3 million, comprised primarily of expenses related to legal fees and patent fees of $0.2 million and clinical trial expenses of $0.1 million. As of December 31, 2022, current liabilities included accounts payable of $0.7 million, comprised primarily of expenses related to drug manufacturing, development and testing services of $0.6 million and legal and patent fees of $0.1 million.

6.            Accrued Expense

As of September 30, 2023, current liabilities included accrued expenses of $1.0 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, professional and consulting fees of $0.2 million, drug manufacturing development and testing services of $0.2 million, expenses related to our clinical trial for prexigebersen in AML of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2022, current liabilities included accrued expenses of $0.9 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, drug manufacturing development and testing services of $0.2 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million.

7.            Warrant Liability

In connection with the 2023 Public Offering (as defined below), the Company issued the 2023 Warrants (as defined below). The 2023 Warrants contain a provision applicable in the event of a fundamental transaction whereby the volatility used to calculate the warrant exercise terms is fixed and meets the definition of a derivative.

Due to this provision and in accordance with ASC 815 Derivatives and Hedging, the 2023 Warrants were classified as a liability and recorded at fair value using the Black-Scholes valuation model. The estimated fair value of the warrant liability for the 2023 Warrants on the closing date of the 2023 Public Offering, August 7, 2023, was $1.2 million. As of September 30, 2023 the fair value of the warrant liability was $1.1 million. The net change in fair value of $0.1 million during the quarter is shown as other income on the Company’s Condensed Consolidated Statements of Operations. The Company will continue to measure the fair value of the 2023 Warrants each quarter until they are exercised or expire, and any change will be adjusted accordingly on the Company’s financial statements.

8.            Fair Value Measurements

In accordance with ASC 820, the Company uses various inputs to measure the 2023 Warrants on a recurring basis to determine the fair value of the liability. ASC 820 also establishes a hierarchy categorizing inputs into three levels used to measure and disclose fair value. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to unobservable inputs. An explanation of each level in the hierarchy is described below:

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table summarizes the Company’s 2023 Warrants measured at fair value within the hierarchy on a recurring basis as of September 30, 2023:

23
	Fair Value Measurements at September 30, 2023 (in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$1,114	$1,114

The Company did not have the 2023 Warrants at December 31, 2022.

The following table summarizes changes to the fair value of the Level 3 2023 Warrants for the nine months ended September 30, 2023:

Fair Value of Warrant Liability
(in thousands)
Balance at December 31, 2022	$-
Issuance	1,186
Change in fair value	(72)
Balance at September 30, 2023	$1,114

The Company utilized the Black-Scholes valuation model for estimating the fair value of the 2023 Warrants using the following assumptions as of September 30, 2023:

As of September 30, 2023
Risk-free interest rate	4.60%
Expected volatility	140%
Expected term in years	4.9
Dividend yield	-%

9.            Stockholders’ Equity

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

On August 3, 2023, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to a best efforts public offering of an aggregate of 3,500,000 shares of its common stock, together with warrants to purchase up to 3,500,000 shares of its common stock (the “2023 Warrants”), for gross proceeds of approximately $2.1 million (the “2023 Public Offering”). The 2023 Public Offering was made pursuant to a registration statement on Form S-1, as amended (File No. 333-272879), which was declared effective by the SEC on August 2, 2023. The 2023 Public Offering closed on August 7, 2023. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.7 million. The $1.7 million was allocated between the investor warrant liability of $1.2 million and the issuance of common stock of $0.5 million.

Stockholders’ Equity totaled $2.5 million as of September 30, 2023 compared to $14.2 million as of December 31, 2022. There were 11,460,164 shares of common stock issued and outstanding as of September 30, 2023. There were no shares of preferred stock issued and outstanding as of September 30, 2023.

10.            Stock-Based Compensation Plan

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

Stock-based compensation expense for each of the three months ended September 30, 2023 and 2022 was $0.2 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the three months ended September 30, 2023 and 2022 was $0.1 million and $0.2 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended September 30, 2023 and 2022 was $45,000 and $49,000, respectively.

Stock-based compensation expense for each of the nine months ended September 30, 2023 and 2022 was $0.6 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the nine months ended September 30, 2023 and 2022 was $0.4 million and $0.5 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for each of the nine months ended September 30, 2023 and 2022 was $0.1 million.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2023 and 2022, respectively:

	2023	2022
Risk-free interest rate	3.42%	2.43%
Expected volatility	129%	127%
Expected term in years	6.0	6.0
Dividend yield	—%	—%

The following summary represents option activity under the Company’s stock-based compensation plans for the nine months ended September 30, 2023:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)

Outstanding at December 31, 2022	658	$11.67
Granted	221	$1.39
Expired	(11)	$92.00
Outstanding at September 30, 2023	868	$8.06
Vested and expected to vest September 30, 2023	849	$8.15
Exercisable at September 30, 2023	458	$12.44

As of September 30, 2023, outstanding stock options did not have any aggregate intrinsic value. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2023. This amount changes based on the fair value of the Company’s stock.

As of September 30, 2023, unamortized stock-based compensation expense for all outstanding options was $1.0 million, which is expected to be recognized over a weighted average vesting period of 1.9 years.

11.            Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $1.1 million as of September 30, 2023, comprised of $0.9 million for manufacture of the Company’s Grb2 drug substance and $0.2 million for testing services. The Company expects to incur $1.0 million of these commitments over the next 12 months.

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

The U.S. Food and Drug Administration (“FDA”) granted approval of venetoclax in combination with LDAC, decitabine or azacytidine (the latter two drugs are DNA hypomethylating agents) as frontline therapy for newly diagnosed AML in adults who are 75 years or older, or who have comorbidities precluding intensive induction chemotherapy. We believe this approval of the frontline venetoclax and decitabine combination therapy provides an opportunity for combining prexigebersen with the combination therapy for the treatment of newly diagnosed AML patients. Preclinical efficacy studies for the triple combination treatment of prexigebersen, decitabine and venetoclax in AML have been successfully completed. In the preclinical efficacy studies, four AML cancer cell lines were treated with three different combinations of decitabine, venetoclax and prexigebersen. Decrease in AML cell viability was the primary measure of efficacy. The triple combination of decitabine, venetoclax and prexigebersen showed significant improvement in efficacy in three of the four AML cell lines. Based on these results, we believe that adding prexigebersen to the treatment combination of decitabine and venetoclax could lead to improved efficacy in AML patients. Accordingly, we further amended Stage 2 of this Phase 2 clinical trial to add the triple combination treatment comprised of prexigebersen, decitabine and venetoclax.

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

On August 1, 2023, we announced interim data for the first two cohorts of the amended Stage 2 of the Phase 2 clinical trial. Fourteen newly diagnosed patients were evaluable in the first cohort and treated with at least one cycle of the prexigebersen, decitabine and venetoclax combination therapy. All patients in the first cohort (median age 75) were adverse risk by 2017 European LeukemiaNet (“ELN”) guidelines (n=10) or secondary AML (n=4). Prexigebersen was well-tolerated, and adverse events (“AEs”) were generally consistent with decitabine and venetoclax treatment and/or for AML. Twelve of the 14 evaluable patients (86%) achieved CR/CRi and two (14%) achieved partial remission (“PR”). In total, 100% of the evaluable patients had a response to treatment. The complete remission rate (CR/CRi) of 86% for the evaluable patients in the first cohort is significantly higher than complete remission (CR/CRi) rates of 62% for newly diagnosed patients treated with the frontline combination treatment of decitabine and venetoclax. Fourteen refractory/relapsed evaluable AML patients in the second cohort were treated with at least one cycle of the prexigebersen, decitabine and venetoclax combination therapy. Substantially all of the patients in the second cohort (median age 56.5) were adverse risk by 2017 ELN guidelines (n=11) or secondary AML (n=2). Prexigebersen was well-tolerated, and AEs were generally consistent with decitabine and venetoclax treatment and/or for AML. Eight of the 14 evaluable refractory/relapsed patients (57%) achieved CR/CRi, two (14%) achieved PR and three (22%) achieved stable disease. In total, 93% of the evaluable patients in the second cohort had a response to treatment. The complete remission rate (CR/CRi) of (57%) for the evaluable refractory and relapsed patients in the second cohort is significantly higher than complete remission (CR/CRi) rates (21%) for refractory/relapsed patients treated with the combination treatment of decitabine and venetoclax. Based on this interim data, we currently plan to pursue FDA expedited programs for Fast Track and Breakthrough Therapy designations, and we are evaluating whether to seek to expand Stage 2 of the Phase 2 clinical trial in Europe.

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

As of September 30, 2023, we had an accumulated deficit of $104.2 million. Our net loss was $3.2 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively. Our net loss was $12.7 million and $9.9 million for the nine months ended September 30, 2023 and 2022, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable;

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Revenue. We had no revenue for each of the three months ended September 30, 2023 and 2022.

Research and Development Expense. Our research and development expense for the three months ended September 30, 2023 was $2.3 million, a decrease of $0.1 million compared to the three months ended September 30, 2022. The decrease in research and development expense was primarily due to decreased manufacturing development expenses partially offset by an increase in expense related to our clinical trial for prexigebersen in AML due to increased patient enrollment in 2023. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Research and development expense	$2,247	$2,304
Non-cash stock-based compensation expense	45	49
Total research and development expense	$2,292	$2,353

General and Administrative Expense. Our general and administrative expense for the three months ended September 30, 2023 was $1.0 million, a decrease of $0.2 million compared to the three months ended September 30, 2022. The decrease in general and administrative expense was primarily due to decreased legal fees. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	September 30,
	2023	2022
General and administrative expense	$851	$1,030
Non-cash stock-based compensation expense	133	163
Total general and administrative expense	$984	$1,193

Net Operating Loss. Our net loss from operations for the three months ended September 30, 2023 was $3.3 million, a decrease of $0.3 million compared to the three months ended September 30, 2022.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability for the three months ended September 30, 2023 resulted in non-cash income of $0.1 million.

Net Loss. Our net loss for the three months ended September 30, 2023 was $3.2 million, a decrease of $0.3 million compared to the three months ended September 30, 2022.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended September 30, 2023 was $0.32, compared to $0.49 for the three months ended September 30, 2022. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Revenue. We had no revenue for each of the nine months ended September 30, 2023 and 2022.

Research and Development Expense. Our research and development expense for the nine months ended September 30, 2023 was $9.3 million, an increase of $3.0 million compared to the nine months ended September 30, 2022. The increase in research and development expense was primarily due to manufacturing expenses related to drug product releases in 2023 as well as an increase in expense related to our clinical trial for prexigebersen in AML due to increased patient enrollment in 2023. The following table sets forth our research and development expenses (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Research and development expense	$9,195	$6,156
Non-cash stock-based compensation expense	137	146
Total research and development expense	$9,332	$6,302

General and Administrative Expense. Our general and administrative expense for the nine months ended September 30, 2023 was $3.5 million, a decrease of $0.1 million compared to the nine months ended September 30, 2022. The decrease in general and administrative expense was primarily due to decreased legal fees. The following table sets forth our general and administrative expenses (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
General and administrative expense	$3,061	$3,117
Non-cash stock-based compensation expense	417	496
Total general and administrative expense	$3,478	$3,613

Net Operating Loss. Our net loss from operations for the nine months ended September 30, 2023 was $12.8 million, an increase of $2.9 million compared to the nine months ended September 30, 2022.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability for the nine months ended September 30, 2023 resulted in non-cash income of $0.1 million.

Net Loss. Our net loss for the nine months ended September 30, 2023 was $12.7 million, an increase of $2.8 million compared to the nine months ended September 30, 2022.

Net Loss per Share. Net loss per share, both basic and diluted, for the nine months ended September 30, 2023 was $1.47, compared to $1.38 for the nine months ended September 30, 2022. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $2.4 million as of September 30, 2023, a decrease of $8.0 million compared to December 31, 2022. We do not believe that our available cash at September 30, 2023 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above within the next 12 months to meet its planned obligations and pay its liabilities.

Cash Flows

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2023 was $9.7 million. Excluding non-cash stock-based compensation expense of $0.6 and depreciation and amortization expenses of $0.1 million, partially offset by a non-cash decrease in fair value of the warrant liability of $0.1 million, included in net loss, net cash used in operating activities for the nine months ended September 30, 2023 consisted primarily of the net loss for the period of $12.7 million, a decrease in operating liabilities of $0.4 million and an increase in other current assets of $0.2 million. These are partially offset by a decrease in prepaid drug product of $3.0 million. Net cash used in operating activities for the nine months ended September 30, 2022 was $10.1 million. Excluding non-cash stock-based compensation expense of $0.6 and depreciation and amortization expenses of $0.1 million included in net loss, net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of the net loss for the period of $9.9 million and an increase in operating assets of $2.1 million which was partially offset by an increase in accounts payable and accrued expenses of $1.2 million.

Investing Activities. There were no investing activities for the nine months ended September 30, 2023. Net cash used in investing activities for the nine months ended September 30, 2022 consisted of a capital expenditure totaling $21,000 which was related to a research and development equipment purchase.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of net proceeds of $1.7 million from the 2023 Public Offering as described below. There were no financing activities for the nine months ended September 30, 2022.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any material off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the last fiscal quarter, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 14, 2023	BIO-PATH HOLDINGS, INC.

		By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)