Form 10-K
period 2023-12-31
BIO-PATH HOLDINGS INC
filed 2024-03-07
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of March 6, 2024, there were 678,795 shares of the registrant’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13,509,998.86 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on The Nasdaq Capital Market on such date. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our lack of significant revenue to date, our history of recurring operating losses and our expectation of future operating losses;
●	our need for substantial additional capital and our need to delay, reduce or eliminate our drug development and commercialization efforts if we are unable to raise additional capital;
●	the highly-competitive nature of the pharmaceutical and biotechnology industry and our ability to compete effectively;
●	the success of our plans to use collaboration arrangements to leverage our capabilities;
●	our ability to retain and attract key personnel;
●	the risk of misconduct of our employees, agents, consultants and commercial partners;
●	disruptions to our operations due to expansions of our operations;
●	the costs we would incur if we acquire or license technologies, resources or drug candidates;
●	risks associated with product liability claims;
●	our reliance on information technology systems and the liability or interruption associated with cyber-attacks or other breaches of our systems;
●	our ability to use net operating loss carryforwards;
●	provisions in our charter documents and state law that may prevent a change in control;
●	work slowdown or stoppage at government agencies could negatively impact our business;
●	the impact, risks and uncertainties related to global pandemics, including the COVID-19 pandemic, and actions taken by governmental authorities or others in connection therewith;

●	our need to complete extensive clinical trials and the risk that we may not be able to demonstrate the safety and efficacy of our drug candidates;
●	risks that our clinical trials may be delayed or terminated;
●	our ability to obtain domestic and/or foreign regulatory approval for our drug candidates;
●	changes in existing laws and regulations affecting the healthcare industry;
●	our reliance on third parties to conduct clinical trials for our drug candidates;
●	our ability to maintain orphan drug exclusivity for our drug candidates;
●	our reliance on third parties for manufacturing our clinical drug supplies;
●	risks associated with the manufacture of our drug candidates;
●	our ability to establish sales and marketing capabilities relating to our drug candidates;
●	market acceptance of our drug candidates;
●	third-party payor reimbursement practices;
●	our ability to adequately protect the intellectual property of our drug candidates;
●	infringement on the intellectual property rights of third parties;
●	costs and time relating to litigation regarding intellectual property rights;
●	our ability to adequately prevent disclosure by our employees or others of trade secrets and other proprietary information;
●	our need to raise additional capital;
●	the volatility of the trading price of our common stock;
●	our common stock being thinly traded;
●	our ability to issue shares of common or preferred stock without approval from our stockholders;
●	our ability to pay cash dividends;
●	costs and expenses associated with being a public company;
●	our ability to maintain effective internal controls over financial reporting; and
●	our ability to maintain compliance with the listing standards of the Nasdaq Capital Market.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have four drug candidates in development to treat at least five different cancer disease indications (Figure 1). Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), which targets growth factor receptor-bound protein 2 (“Grb2”), initially started the efficacy portion of a Phase 2 clinical trial for untreated acute myeloid leukemia (“AML”) patients in combination with low-dose cytarabine (“LDAC”). The interim data presented in the 2018 American Society of Hematology (“ASH”) Annual Meeting showed that 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved complete remission (“CR”), inclusive of one CR with incomplete hematologic recovery (“CRi”) and one morphologic leukemia-free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. However, DNA hypomethylating agents are now the most frequently used agents in the treatment of elderly AML patients in the U.S. and Europe. As a result, Stage 2 of the Phase 2 trial in AML was amended to remove the combination treatment of prexigebersen and LDAC and replace it with the combination treatment of prexigebersen and decitabine, a DNA hypomethylating agent, for treatment of a second cohort of untreated AML patients. Since decitabine is also used as a treatment for relapsed/refractory AML patients, a cohort of relapsed/refractory AML patients was also added to the study.

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

The safety run-in of Stage 2 of the Phase 2 clinical study was successfully completed, and the preliminary data was presented at the 2021 ASH Annual Meeting. In the safety run-in of the triple combination, six evaluable patients were treated with the combination of prexigebersen, decitabine and venetoclax. These patients included four relapsed/refractory AML patients, and two newly diagnosed AML patients. Five patients (83%) responded to treatment, including four (67%) achieving CR and one (17%) achieving CRi. Recent publications provide that response (CR + CRi) rates to combination treatment with decitabine and venetoclax (but without prexigebersen) are 42 to 52% for relapsed/refractory AML patients and 0 to 39% for relapsed/refractory secondary AML patients. Response rates to frontline treatment with decitabine and venetoclax (but without prexigebersen) are 62 to 71% for newly diagnosed AML patients. These preliminary data showed the treatment was well-tolerated and there were no dose limiting toxicities attributed to prexigebersen. Three patients remained on treatment for more than one cycle.

On August 1, 2023, we announced interim data for the first two cohorts of the amended Stage 2 of the Phase 2 clinical trial. Fourteen newly diagnosed patients were evaluable in the first cohort and treated with at least one cycle of the prexigebersen, decitabine and venetoclax combination therapy. All patients in the first cohort (median age 75) were adverse risk by 2017 European LeukemiaNet (“ELN”) guidelines (n=10) or secondary AML (n=4). Prexigebersen was well-tolerated, and adverse events (“AEs”) were generally consistent with decitabine and venetoclax treatment and/or for AML. Twelve of the 14 evaluable patients (86%) achieved CR/CRi and two (14%) achieved partial remission (“PR”). In total, 100% of the evaluable patients had a response to treatment. The CR/CRi rates of 86% for the evaluable patients in the first cohort is significantly higher than the CR/CRi rates of 62% for newly diagnosed patients treated with the frontline combination treatment of decitabine and venetoclax. Fourteen refractory/relapsed evaluable AML patients in the second cohort were treated with at least one cycle of the prexigebersen, decitabine and venetoclax combination therapy. Substantially all of the patients in the second cohort (median age 56.5) were adverse risk by 2017 ELN guidelines (n=11) or secondary AML (n=2). Prexigebersen was well-tolerated, and AEs were generally consistent with decitabine and venetoclax treatment and/or for AML. Eight of the 14 evaluable refractory/relapsed patients (57%) achieved CR/CRi, two (14%) achieved PR and two (22%) achieved stable disease. In total, 93% of the evaluable patients in the second cohort had a response to treatment. The CR/CRi rates of 57% for the evaluable refractory and relapsed patients in the second cohort is significantly higher than the CR/CRi rates of 21% for refractory/relapsed patients treated with the combination treatment of decitabine and venetoclax. Based on this interim data, we currently plan to pursue FDA expedited programs for Fast Track designation, and we are evaluating whether to seek to expand Stage 2 of the Phase 2 clinical trial in Europe.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. A Phase 1 clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and refractory/relapsed chronic lymphocytic leukemia (“CLL”) patients has been initiated. The Phase 1 clinical trial is being conducted at the Georgia Cancer Center while two additional clinical trial sites are currently being activated for inclusion in the study, The University of Texas Southwestern and New York Medical College. On January 10, 2024, we announced the successful completion of the first dose cohort in the Phase 1 clinical trial. A total of six evaluable patients are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design, unless there is a dose limiting toxicity which would require an additional three patients to be tested. There were no dose limiting toxicities in the first dose cohort (20 mg/m2). Enrollment is now open for patients for the second BP1002 dose cohort of 40 mg/m2.

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant leukemia and lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research (“AACR”) Annual Meeting. A Phase 1/1b clinical trial to investigate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients, is being studied. A recent study1 found that AML patients who had relapsed from frontline venetoclax-based treatment had a very poor prognosis, with a median survival of less than three months. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, The University of Texas MD Anderson Cancer Center (“MD Anderson”), Scripps Health and The University of California at Los Angeles Cancer Center. On December 14, 2023, we announced the successful completion of the first dose cohort of the dose escalation portion of the Phase 1/1b clinical trial of BP1002. A total of three evaluable patients per dosing cohort are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design. The first dose cohort consisted of a starting dose of 20 mg/m2, and there were no dose limiting toxicities. Enrollment is now open for patients for the second BP1002 dose cohort of 40

1 (Maiti A, Ruasch C, Cortes JE, et.al. Outcomes of relapsed or refractory acute myeloid leukemia after frontline hypomethylating agent and venetoclax regimens. Haematologica 2021; 106: 894-898.)

mg/m2. The Phase 1b portion of the study is expected to commence after completion of BP1002 monotherapy cohorts and is intended to assess the safety and efficacy of BP1002 in combination with decitabine in refractory/relapsed AML patients.

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

In addition, a modified product named BP1001-A, our fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. A BP1001-A Phase 1/1b clinical trial in patients with advanced or recurrent solid tumors has been initiated. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including MD Anderson, Karmanos Cancer Institute, Mary Crowley Cancer Research and Holy Cross Hospital, Maryland. On July 17, 2023, we announced completion of the first cohort of the dose escalation portion of the Phase 1/1b clinical trial. A total of nine evaluable patients are scheduled to be treated with BP1001-A monotherapy in a standard 3+3 dose escalation design. The first dose cohort consisted of a starting dose of 60 mg/m2, and there were no dose limiting toxicities. Enrollment is now open for patients for the second dose cohort of 90 mg/m2. The Phase 1b portion of the study is expected to commence after successful completion of BP1001-A monotherapy cohorts and is intended to assess the safety and efficacy of BP1001-A in combination with paclitaxel in patients with recurrent ovarian or endometrial tumors.

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

Our pipeline for development of antisense therapeutics is set forth in Figure 1 below:

Figure 1. Bio-Path Pipeline for Development of Therapeutics

* Received orphan drug designation from the U.S. FDA and from the European Medicines Agency (“EMA”) for AML

Our basic drug development concept is to block expression of proteins associated with disease. Messenger RNA (“mRNA”) is essential in the process of creating proteins. We have developed DNAbilize® nanoparticle drug delivery systems to deliver short strands of antisense DNA drugs to cells and block the production of proteins associated with disease progression.

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

Indications for Acute Myeloid Leukemia (AML)

AML - Background and Common Treatments. AML is the rapid accumulation of immature myeloid cells in the blood, resulting in a drop of the other cell types such as red blood cells and platelets. AML incidence increases with age, with more than 50% of the cases in people aged 60 or older. AML is the most common acute leukemia in adults, and the National Cancer Institute estimated that approximately 20,380 new cases occurred in 2023 (Table 1). The five-year survival rate is approximately 11% in older adults (ages 65+). Prior to venetoclax approval, the frontline low-intensity therapies for elderly AML patients were LDAC, decitabine or azacytidine. The Bcl-2 inhibitor venetoclax is approved for newly diagnosed AML patients aged 75 years and older or adults who cannot be treated with intensive induction chemotherapy. Venetoclax is used in combination with LDAC, decitabine or azacytidine. Mutation in the Bcl-2 binding domain, which reduces venetoclax’s ability to bind to Bcl-2, has been linked with venetoclax resistance in CLL patients. Such venetoclax resistance may also occur in AML patients. AML remains an area of high unmet need for both the relapsed and the newly diagnosed elderly population who are typically ineligible for induction therapy.

Table 1. Basic Statistics for AML

Prexigebersen Development and Treatment for Leukemia. The safety, pharmacokinetics and efficacy of our lead DNAbilize® antisense drug candidate, prexigebersen, was assessed in patients having AML, CML, myelodysplastic syndrome (MDS) or acute lymphoblastic leukemia (“ALL”) in a Phase 1 trial. The Phase 1 clinical trial was a dose-escalating study to determine the safety and tolerability of escalating doses of prexigebersen. After completion of dose-escalation monotherapy, the safety and toxicity of prexigebersen in combination with LDAC was assessed in patients with refractory/relapsed AML. Additionally, the pharmacokinetics and anti-leukemic effects, including down-regulation of the target Grb2 protein in patient samples, of the drug candidate were determined. Results of the clinical study were published in the scientific journal Lancet Haematology in 2018.

Phase 1 Clinical Trial

Among the 39 patients enrolled in the study, 12 patients were removed from study before the end of cycle 1 because of disease progression or death, without dose-limiting toxicity, and were replaced per protocol guidelines. The approved prexigebersen treatment cycle is two doses per week over four weeks, resulting in eight doses administered over 28 days. Among the 27 evaluable patients, 21 patients were treated with escalating doses of prexigebersen monotherapy and six patients were treated with prexigebersen plus LDAC (Figure 2). The dose-limiting toxicity was not reached in the prexigebersen monotherapy cohorts, up to the maximum dose of 90 mg/m2. The prexigebersen plus LDAC combination was also well tolerated, with a toxicity profile similar to that of prexigebersen monotherapy, including the absence of identifiable dose-limiting toxicity. Lack of toxicity is a major advantage for the drug candidate prexigebersen since it allows higher levels of drug to be administered to the patient, increasing the potential therapeutic benefit.

Patients could receive additional cycles of prexigebersen if they exhibited stable disease or had improvement of their disease. In the prexigebersen monotherapy cohorts, four patients completed two cycles of treatment and three patients completed five cycles of treatment. Among the six patients who received prexigebersen plus LDAC combination therapy, three received three cycles of treatment and one received five cycles of treatment. Furthermore, five patients receiving prexigebersen plus LDAC combination experienced at least a 50% reduction in bone marrow blasts; two patients achieved a CR, one achieved CRi, and two had stable disease. These results demonstrate the potential anti-leukemic activity of prexigebersen and its potential to stabilize patients for extended treatments.

One of the assays developed in the Phase 1 clinical trial was the flow cytometry scientific assay which was used to provide critical proof that DNAbilize® neutral liposome delivery technology delivered the drug substance to the cell and was able to transport it across the cell membrane into the interior to block cellular production of the Grb2 protein. The extent by which prexigebersen inhibited the expression of the target Grb2 protein and the expression of phosphorylated extracellular signal related kinase (pERK), a protein downstream of the Ras protein, in patient samples was investigated. By the end of the treatment, prexigebersen decreased Grb2 protein levels in 10 out of 12 samples (83%) tested (average reduction 50%) compared to the baseline Grb2 levels prior to treatment. Similarly, by the end of the treatment, prexigebersen decreased pERK levels in seven out of 12 samples (58%) tested (average reduction 52%) compared to the baseline pERK levels prior to treatment. These results are potentially a significant breakthrough for antisense therapeutics, whose development, to date, as a class of therapeutics has been severely limited by a lack of a systemic delivery mechanism that can safely distribute the drug throughout the body and deliver the antisense drug substance across the cell membrane into the interior of the cell. Further, we expect that scientific proof of principle for DNAbilize® may lead to licensing and business development opportunities, supporting our business model.

An important outcome of the Phase1b clinical trial was a novel method which was developed to assess the pharmacokinetics of the drug, i.e., to detect the prexigebersen drug substance in patients’ peripheral blood samples. Pharmacokinetics of prexigebersen demonstrated a half-life at 60 mg/m2 of 30 hours, significantly better than the 90 mg/m2 dose. The final analysis of these data, along with the demonstrated reductions in bone marrow blasts, suggested that 60 mg/m2 is the appropriate dose for use in the Phase 2 trial.

A summary of the clinical trial results for the Phase 1 monotherapy for indications of AML, CML, MDS and ALL, and Phase 1b combination therapy for prexigebersen for indications of AML is shown in Figure 2 below. The first six cohorts, patients 001 to 034, were treated in the Phase 1 clinical trial using prexigebersen as a monotherapy. The seventh cohort, patients 035, 037 and 038, were treated in our Phase 1b clinical trial evaluating the combination therapy of 60 mg/m2 prexigebersen. The eighth cohort, patients 039, 040 and 041, were treated with combination therapy of 90 mg/m2.

Figure 2. Summary Cohorts 1-8 Prexigebersen Clinical Trial Phase 1 and 1b

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

Results from the Phase 1b clinical trial demonstrated it is safe to add prexigebersen to LDAC, which appears to yield better response rates in this AML patient population. A Phase 2 study was initiated to assess the efficacy of prexigebersen plus LDAC in newly diagnosed AML patients. Thirty patients were enrolled and 17 patients were deemed evaluable (Table 2). The interim data showed that 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved CR, including one CRi and one morphologic leukemia free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. The efficacy data from the 17 evaluable patients was very favorable compared to the reported CR, CRp and CRi rates of 7 to 13% with LDAC treatment alone. Importantly, through investigation by the principal investigators, it was observed that 68% of patients were secondary AML patients, a difficult class to treat.

Table 2. Outcome of evaluable patients who were treated with prexigebersen + LDAC

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

The first step in establishing the amended Stage 2 of the Phase 2 trial in AML was demonstrating the safety of treating patients with the two-drug combination of prexigebersen and decitabine. Results of the six evaluable patients, who were treated with the combination of prexigebersen and decitabine, in Stage 2 of the Phase 2 clinical trial were presented in the 2021 ASH Annual Meeting (Table 3). Although the treatment combination of prexigebersen and decitabine was not the treatment planned for the efficacy evaluation of Stage 2 of the Phase 2 clinical trial, the efficacy profile in this safety segment of the study was encouraging with 50% of patients having a response, including two complete responses (33%) with incomplete hematologic recovery and one patient (17%)

showing partial response. For reference, in this class of AML patients, the complete response rate to treatment with decitabine alone is approximately 20%.

Additionally, results of the six evaluable patients, who were treated with the triple combination of prexigebersen, decitabine and venetoclax, in Stage 2 of the Phase 2 clinical trial were also presented in the 2021 ASH Annual Meeting (Table 3). These patients included four relapsed/refractory AML patients, and two newly diagnosed AML patients. In the preliminary safety data review, five of the patients (83%) responded to treatment, including four (67%) achieving CR and one (17%) achieving CRi. Recent publications provide that CR rates to combination treatment with decitabine and venetoclax (but without prexigebersen) are 42 to 52% for relapsed/refractory AML patients and 0 to 39% for relapsed/refractory secondary AML patients. Response rates to frontline treatment with decitabine and venetoclax (but without prexigebersen) are 62 to 71% for newly diagnosed AML patients. These preliminary data showed the treatment was well-tolerated and there were no dose limiting toxicities attributed to prexigebersen. Three patients remained on treatment for more than one cycle.

Table 3. Outcome of evaluable patients who were treated with the two-drug prexigebersen + decitabine combination or the triple prexigebersen + decitabine + venetoclax combination

On August 1, 2023, we announced interim data for the first two cohorts of the amended Stage 2 of the Phase 2 clinical trial (Table 4). Fourteen newly diagnosed patients were evaluable in the first cohort and treated with at least one cycle of the prexigebersen, decitabine and venetoclax combination therapy. All patients in the first cohort (median age 75) were adverse risk by 2017 ELN guidelines (n=10) or secondary AML (n=4). Prexigebersen was well-tolerated, and AEs were generally consistent with decitabine and venetoclax treatment and/or for AML. Twelve of the 14 evaluable patients (86%) achieved CR/CRi and two (14%) achieved PR. In total, 100% of the evaluable patients had a response to treatment. The CR/CRi rates of 86% for the evaluable patients in the first cohort is significantly higher than the CR/CRi rates of 62% for newly diagnosed patients treated with the frontline combination treatment of decitabine and venetoclax. Fourteen refractory/relapsed evaluable AML patients in the second cohort were treated with at least one cycle of the prexigebersen, decitabine and venetoclax combination therapy. Substantially all of the patients in the second cohort (median age 56.5) were adverse risk by 2017 ELN guidelines (n=11) or secondary AML (n=2). Prexigebersen was well-tolerated, and AEs were generally consistent with decitabine and venetoclax treatment and/or for AML. Eight of the 14 evaluable refractory/relapsed patients (57%) achieved CR/CRi, two (14%) achieved PR and two (22%) achieved stable disease. In total, 93% of the evaluable patients in the second cohort had a response to treatment. The CR/CRi rates of 57% for the evaluable refractory and relapsed patients in the second cohort is significantly higher than the CR/CRi rates of 21% for refractory/relapsed patients treated with the combination treatment of decitabine and venetoclax. Based on this interim data, we currently plan to pursue FDA expedited programs for Fast Track designation, and we are evaluating whether to seek to expand Stage 2 of the Phase 2 clinical trial in Europe.

Table 4. Interim data of evaluable patients who were treated with the triple prexigebersen + decitabine + venetoclax combination

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

Bcl-2 is a protein that is involved in regulating apoptosis, or programmed cell death. Apoptosis is a physiologic mechanism of cell turnover by which cells actively commit suicide in response to aberrant external signals. Over-expression of Bcl-2 prevents the induction of apoptosis in response to cellular insults such as treatment with chemotherapeutic agents. Bcl-2, initially discovered in transformed follicular lymphoma (“FL”) was found to contribute to the pathophysiology of various subtypes of non-Hodgkin’s lymphoma (“NHL”).

Non-Hodgkin’s Lymphoma - Background and Common Treatments. Lymphoma can start anywhere in the body where lymph tissue is found. The major sites of lymph tissue are lymph nodes, bone marrow, spleen, thymus, adenoids and tonsils and the digestive tract. NHL is a term used for many different types of lymphoma that share some common characteristics. In the U.S., approximately 86,550 new cases of and 20,180 deaths from NHL were expected in 2023 (Table 5). Approximately 60% of NHLs are aggressive lymphomas which usually need to be treated right away, as they grow and can spread quickly to other parts of the lymph system or to other parts of the body, such as the liver, brain or bone marrow.

Table 5. Basic statistics of Non-Hodgkin’s Lymphoma

BP1002 - Development and Treatment for lymphoma

Therapies that directly and specifically block or inhibit protein synthesis of Bcl-2 could be transformative for NHL. The Bcl-2 inhibitor venetoclax was approved by the FDA for the treatment of patients with CLL and small lymphocytic leukemia (“SLL”). However, treatment with venetoclax can lead to the development of drug resistance, resulting in disease recurrence. One of the proposed mechanisms of venetoclax resistance is acquired mutations in Bcl-2, which reduce venetoclax’s ability to bind and inhibit Bcl-2. Because BP1002 activity is based on blocking the Bcl-2 messenger RNA and BP1002 targets Bcl-2 at a site different from venetoclax, we expect BP1002 to overcome such venetoclax resistance mechanism and be an effective approach for patients who have relapsed from venetoclax. Preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research Annual Meeting. We believe BP1002 provides a new tool for cancer treatment for not just lymphomas, but also many cancers for which Bcl-2 expression is driving cell survival. The introduction of a new, non-toxic, and specific Bcl-2 inhibitor could be a major advance in cancer therapeutics.

On January 10, 2024, we announced the successful completion of the first dose cohort in the Phase 1 clinical trial evaluating the ability of BP1002 to treat refractory/relapsed lymphoma and refractory/relapsed CLL patients. The Phase 1 clinical trial is being conducted at the Georgia Cancer Center while two additional clinical trial sites are currently being processed for inclusion in the study, The University of Texas Southwestern and New York Medical College. Initially, a total of six evaluable patients are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design, with a starting dose of 20 mg/m2. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days. Enrollment is now open for patients for the second dose cohort of 40 mg/m2.

BP1002 - Development and Treatment for AML

The Bcl-2 inhibitor venetoclax is used in frontline combination therapies to treat elderly AML patients; however, venetoclax resistance has been observed. A recent study2 found that AML patients who had relapsed from frontline venetoclax-based treatment had a very poor prognosis, with a median survival of less than three months. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. Preclinical studies, presented as an abstract at the 2021 American Association for Cancer Research Annual Meeting, suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant AML cells. A Phase 1/1b clinical trial to investigate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients, is being studied. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center, Scripps Cancer Center and The University of California at Los Angeles Cancer Center. Gail J. Roboz, M.D., is serving as the national coordinating Principal Investigator for the Phase 1/1b trial. Gary Schiller, M.D., The University of California at Los Angeles Cancer Center, Maro Ohanian, D.O., Department of Leukemia, University of Texas MD Anderson Cancer Center, and David Hermel, M.D., Scripps Health, will each serve as Principal Investigators.

On December 14, 2023, we announced the successful completion of the first dose cohort of the dose escalation portion of the Phase 1/1b clinical trial of BP1002 which evaluates the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients. A total of three evaluable patients per dosing cohort are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design, unless there is a dose limiting toxicity which would require an additional three patients tested. The first dose cohort consisted of a starting dose of 20 mg/m2, and there were no dose limiting toxicities. The approved treatment cycle is two doses per week over four weeks for a total of eight doses administered over 28 days. Enrollment is now open for patients for the second dose cohort of 40 mg/m2. The Phase 1b portion of the study is expected to commence after completion of BP1002 monotherapy cohorts and will assess the safety and efficacy of BP1002 in combination with decitabine in refractory/relapsed AML patients.

BP1003

BP1003 is our third liposome delivered antisense drug candidate. BP1003 is a DNAbilize® RNAi nanoparticle containing antisense DNA targeting STAT3, whose elevated expression/activity is associated with a poorer survival outcome for patients with

2 (Maiti A, Ruasch C, Cortes JE, et.al. Outcomes of relapsed or refractory acute myeloid leukemia after frontline hypomethylating agent and venetoclax regimens. Haematologica 2021; 106: 894-898.)

solid tumors, including those of gastric cancer, lung cancer, hepatic cancer, osteosarcoma, prostate cancer and pancreatic adenocarcinoma (PDAC). We believe that a therapeutic that shuts down the STAT3 protein can have significant clinical impact for solid tumors that have elevated expression/activity of STAT3.

Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. PDAC is a cancer of the exocrine cells of the pancreas. In the U.S. in 2022, approximately 62,210 people were diagnosed with PDAC, and approximately 49,830 died from the disease. It is estimated that less than 11% of PDAC patients survive beyond five years, and it is projected that by 2030, PDAC will become the second most lethal cancer behind lung cancer. Treatment of the disease is hampered by the location of the pancreas, which is difficult to reach with conventional therapies and the fibrotic nature of the tumors, which protects them from penetration by chemotherapeutics. We believe a novel and unconventional therapeutic is needed to overcome these barriers to treatment.

While competition for therapeutics that target the STAT3 pathway exists, the competition for specific STAT3 inhibitors is very small. Many peptides designed to bind to STAT3 suffered from poor intrinsic pharmacokinetic properties, including poor cellular permeability and lack of stability in vivo, which curtailed their further development. Even second-generation peptidomimetics have failed to overcome these limitations. Most compounds under development target the pathway upstream of STAT3, such as the JAK2 kinase. However, lack of efficacy of the JAK2 kinase inhibitors was observed in PDAC clinical studies. Ionis Pharmaceuticals, Inc. has developed an antisense DNA-based STAT3 inhibitor called IONIS-STAT3-2.5Rx. It is being evaluated in clinical trials by AstraZeneca under the name AZD9150 for solid tumors and NHL. However, due to the toxicity of the DNA chemistry, thrombocytopenia continues to limit the systemic delivery and efficacy of such compounds for the treatment of cancer. We believe BP1003 avoids these complications.

We hypothesized that the natural lipid delivery vesicle would have unique characteristics that would allow for penetration of the fibrotic stroma to reach the PDAC cells. An abstract of the preclinical study was presented in the 2019 American Association for Cancer Research Annual Meeting. Our preclinical work demonstrated that BP1003 was successful in crossing the scar tissue matrix and delivering antisense drug into the tumor tissue. Subsequent studies evaluating the combination of BP1003 with gemcitabine, a standard of care for PDAC patients with metastatic disease, suggest that the regimen has synergistic anti-tumor effects. Additionally, an abstract of the preclinical study demonstrating that BP1003 enhanced the sensitivity of breast and ovarian cancer cells to chemotherapy was presented at the 2022 AACR Annual Meeting. We have successfully completed several IND enabling studies of BP1003, including safety. Body weight was used as an indicator of BP1003 safety in rodents. Mice received saline or twice weekly injections of BP1003 for four weeks. There was no difference in body weight between control mice and BP1003-treated mice (Figure 3). We have one additional IND enabling study to complete. Once the additional study is successfully completed, our goal is to file an IND and initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

Figure 3. No difference in mean body weight was observed between control groups and BP1003-treated groups

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

Indications for Solid Tumors (e.g., Ovary, Endometrium)

Ovarian cancer is one of the most common types of gynecologic malignancy. In the U.S., 19,710 new cases of and 13,270 deaths from ovarian cancer were expected in 2023 (Table 6). According to the Ovarian Cancer Research Alliance, approximately 70% of patients diagnosed with ovarian cancer will have a recurrence. Recurrent ovarian cancer is treatable but rarely curable. The response rates to second-line chemotherapy are low and differ by platinum-sensitivity status: 20 to 25% for platinum-sensitive cases and 10 to 20% for platinum-resistant cases3. Given the poor outcomes of treatment for ovarian cancer, novel drug treatments are urgently needed.

Table 6. Basic Statistics for Ovarian Cancer

Endometrial cancer is the most common gynecologic malignancy in the U.S. In the U.S., 66,200 new cases of and 13,030 deaths from endometrial cancer were expected in 2023 (Table 7). The majority of cases are diagnosed at an early stage and are amenable to treatment with surgery alone. However, approximately 38 to 67% of advanced stage endometrial cancers will recur 4. Recurrent endometrial cancer is incurable with currently available standard therapies. The median survival for patients with recurrent endometrial carcinoma is approximately 12 to 15 months 5. Novel drug treatments for recurrent endometrial carcinoma are urgently needed.

Table 7. Basic Statistics for Endometrial Cancer

Development and Treatment for ovarian and endometrial cancer

Grb2 may be a novel potential therapeutic target for ovarian and endometrial cancer, and BP1001-A may provide clinical benefit against these gynecologic malignancies. BP1001-A is a modified drug product with the same drug substance as prexigebersen but includes formulation enhancements to produce smaller drug nanoparticles. The goal of this product enhancement is to produce smaller drug nanoparticles that can pass through vasculature pore spaces, thereby enabling release of the drug product into the interior of the tumor to enhance drug effectiveness. Preclinical experiments were conducted in collaboration with leaders in the field of ovarian cancer at MD Anderson Cancer Center. Results of the preclinical study were published in the scientific journal Oncotarget in

3 (Soyama H, Takano M, Miyamoto M, et al. Factors favouring long-term survival following recurrence in ovarian cancer. Mol Clin Oncol. 2017: 7: 42-46.)

4 (Huijgens ANJ, Merten HJMM. Factors predicting recurrent endometrial cancer. Facts Views Vis Obgyn. 2013; 5: 179-186.)

5 (Brooks RA, Fleming GF, Lastra RR, et al. Current recommendations and progress in endometrial cancer. CA Cancer J Clin 2019; 69: 258-279.)

July 2020. BP1001-A effectively penetrated ovarian tumors and decreased target Grb2 protein level in preclinical ovarian and endometrial tumor models. BP1001-A was demonstrated to reduce tumor burden both as a monotherapy and in combination with paclitaxel, a therapy commonly used to treat patients with advanced ovarian or endometrial cancer.

A Phase 1/1b clinical trial of BP1001-A in patients with advanced or recurrent solid tumors has been initiated. The dose escalation portion of the Phase 1/1b clinical trial is ongoing at more than eight leading cancer centers in the United States, including MD Anderson, The Mary Crowley Cancer Research Center, and Karmanos Cancer Center. Initially, a total of nine evaluable patients are scheduled to be treated with BP1001-A monotherapy in a standard 3+3 design, with a starting dose of 60 mg/m2 and continuing with 90 mg/m2 and 135 mg/m2. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over 28 days. The Phase 1b portion of the study is expected to commence after successful completion of BP1001-A monotherapy cohorts and is intended to assess the safety and efficacy of BP1001-A in combination with paclitaxel in patients with recurrent ovarian or endometrial tumors.

On July 17, 2023, we announced successful completion of the first dose cohort of BP1001-A in the Phase 1/1b study. Three patients were enrolled into the first dose cohort of BP1001-A at three different centers in the study, including one patient with hepatic lesions (and lung metastases) and two with advanced gynecologic lesions. All three patients had undergone extensive previous chemotherapies and/or surgeries for their disease prior to enrollment in this study. No patient experienced any treatment related adverse events or any adverse events deemed related to the study drug. Enrollment is now open for patients for the second dose cohort.

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

Research and Development

Our research and development expense primarily consists of third-party clinical, preclinical and manufacturing development activities, salaries and benefits expense and stock-based compensation. As we advance and expand our pipeline of drug candidates, we anticipate our research and development expenses will continue to increase in conjunction with these activities. Research and development expenses incurred during the years ended December 31, 2023 and 2022 were $11.6 million and $9.2 million, respectively.

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

We have expanded our intellectual property portfolio by filing patent applications that are applicable to our technology and business strategy. Our patent portfolio currently includes five issued patents in the U.S. and 17 issued patents in foreign jurisdictions:

Claims Related to DNAbilize®

Patent No.	Title	Date Issued
US 9,744,187	P-ethoxy nucleic acids for liposomal formulation	August 29, 2017

US 10,335,428	P-ethoxy nucleic acids for liposomal formulation	July 2, 2019

US 10,898,506	P-ethoxy nucleic acids for liposomal formulation	January 26, 2021

SG 11201802718P	P-ethoxy nucleic acids for liposomal formulation	May 12, 2021

EA 038277 (in force in AM, AZ, BY, KG, KZ, RU, TJ, TM)	P-ethoxy nucleic acids for liposomal formulation	August 4, 2021

AU 2016340123	P-ethoxy nucleic acids for liposomal formulation	January 5, 2023

MX 403603	P-ethoxy nucleic acids for liposomal formulation	June 20, 2023

IN 472686	P-ethoxy nucleic acids for liposomal formulation	November 24, 2023

Compositions and Methods of Use for Specific Drug Targets

Patent No.	Title	Date Issued
US 10,927,379	Combination therapy with liposomal antisense oligonucleotides	February 23, 2021

US 11,041,153	P-ethoxy nucleic acids for STAT3 inhibition	June 22, 2021

EP 3 512 525 (in force in DE, ES, FR, GB, and NL)	Combination therapy with liposomal antisense oligonucleotides	July 27, 2022

JP 7132911	Combination therapy with liposomal antisense oligonucleotides	August 30, 2022

JP 7186721	P-ethoxy nucleic acids for IGF-1R inhibition	December 1, 2022

CN ZL 201880033244.6	P-ethoxy nucleic acids for STAT3 inhibition	December 16, 2022

EA 041953 (in force in AM, AZ, BY, KG, KZ, RU, TJ, TM)	Combination therapy with liposomal antisense oligonucleotides	December 19, 2022

JP 7237009	P-ethoxy nucleic acids for STAT3 inhibition	March 2, 2023

EA 042663 (in force in AM, AZ, BY, KG, KZ, RU, TJ, TM)	P-ethoxy nucleic acids for STAT3 inhibition	March 9, 2023

HK 400 11951	Combination therapy with liposomal antisense oligonucleotides	April 6, 2023

JP 7284709	P-ethoxy nucleic acids for BCL2 inhibition	May 23, 2023

EA 044637	P-ethoxy nucleic acids for BCL2 inhibition	September 19, 2023

MX 408790	P-ethoxy nucleic acids for STAT3 inhibition	December 7, 2023

MX 408785	P-ethoxy nucleic acids for BCL2 inhibition	December 7, 2023

We have six additional pending patent applications in the U.S. and seven additional allowed patent application in a foreign jurisdiction. Further, we have pending patent applications in key foreign jurisdictions across our six families of applications. We continue our efforts to build protection around our technology as it safeguards our platform technology and target-specific technology, is a deterrent to would-be competitors and creates value around our core competencies.

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

Pre-Approval Studies

Clinical trials involve the administration of the IND to volunteers or patients under the supervision of one or more qualified investigators in accordance with FDA’s GCP regulations. Clinical trials must be conducted under institutional review board approved protocols detailing the objectives of the trial and the safety and effectiveness criteria to be evaluated. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events or other certain types of other changes occur.

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

Fast Track is a process designed to facilitate the development and expedite the review of drug candidates to treat serious diseases and fill an unmet medical need. Breakthrough therapy requires preliminary clinical evidence that demonstrates the drug candidate may have substantial improvement on at least one clinically significant endpoint over available therapy. A breakthrough therapy designation conveys all of the Fast Track program features, as well as more intensive FDA guidance on an efficient drug development program. Priority review is designed to give drug candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of 10 months. Although Fast Track, breakthrough therapy and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug candidate and expedite review of the application for a drug candidate designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform post-marketing clinical trials.

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

On February 22, 2024, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-20, and our common stock began trading on the spilt-adjusted basis on the Nasdaq Capital Market at the commencement of trading on February 23, 2024. All common stock share and per share amounts in this Annual Report on Form 10-K have been adjusted to give effect to the 1-for-20 reverse stock split.

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

●	We are a clinical stage biotechnology company with no significant revenue. We have incurred significant operating losses since our inception, and we expect to incur losses for the foreseeable future and may never achieve profitability.
●	We will continue to require substantial additional capital for the foreseeable future. If we are unable to raise additional capital when needed, we may be forced to delay, reduce or eliminate our drug development programs and commercialization efforts.
●	The pharmaceutical and biotechnology industry is highly competitive. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.
●	Future collaboration arrangements to leverage our capabilities may not be successful.
●	If we are unable to attract and retain key management, scientific personnel and advisors, we may not successfully develop our drug candidates or achieve our other business objectives.
●	Our employees, agents, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with applicable regulatory standards and requirements.
●	We expect to expand our operations, including clinical trials, in the future and may face challenges in managing our growth, which may result in disruptions to our operations.
●	If we acquire or license technologies, resources or drug candidates, we will incur a variety of costs and may never realize benefits from the transaction.
●	Our business has a substantial risk of product liability claims. If we are unable to obtain or maintain appropriate levels of insurance, a product liability claim could adversely affect our business.
●	We are increasingly dependent on information technology systems to operate our business and a cyber-attack or other breach of our systems, or those of third parties on whom we may rely, could subject us to liability or interrupt the operation of our business.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.
●	We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology that may be similar to ours. If these companies develop technologies, including delivery technologies, or therapeutic candidates more rapidly than we do, or their technologies are more effective, our ability to develop and successfully commercialize therapeutic candidates may be adversely affected.
●	We may be subject, directly or indirectly, to certain U.S. federal and state healthcare laws and regulations, such as anti-kickback, false claims laws, physician payment transparency laws or similar fraud and abuse laws, which could expose us to potential criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	Inadequate funding for the FDA, the SEC and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
●	Our business and operations have been affected by and could be materially and adversely affected in the future by the effects of health epidemics and pandemics, including the evolving and ongoing effects of the COVID-19 pandemic.
●	Unstable market and economic conditions may have serious adverse effects on our ability to raise funds, which may cause delays, restructuring or cessation of our operations.
●	We must complete extensive clinical trials to demonstrate the safety and efficacy of our drug candidates. If we are unable to demonstrate the safety and efficacy of our drug candidates, we will not be successful.
●	Delays in the commencement of clinical trials of our drug candidates could result in increased costs to us and delay our ability to generate revenues.
●	Delays in the completion of, or the termination of, clinical trials of our drug candidates could result in increased costs to us and could delay or prevent us from generating revenues.
●	If we are unable to obtain U.S. and/or foreign regulatory approval, we will be unable to commercialize our drug candidates.
●	In addition to regulations in the U.S., we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products, if approved.
●	Changes in existing laws and regulations affecting the healthcare industry could increase our costs and otherwise adversely affect our business.
●	We rely on third parties to conduct clinical trials for our drug candidates, and their failure to timely and properly perform their obligations may result in costs and delays that prevent us from obtaining regulatory approval or successfully commercializing our drug candidates.
●	We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.
●	We rely on third parties for manufacturing of our clinical drug supplies; our dependence on these manufacturers may impair the development of our drug candidates.
●	There are underlying risks associated with the manufacture of our drug candidates, which have never been manufactured in large scale. Furthermore, we anticipate continued reliance on third-party manufacturers if we are successful in obtaining marketing approval from the FDA or other regulatory agencies for any of our drug candidates.
●	Identification of previously unknown problems with respect to a drug candidate, manufacturer or facility may result in restrictions on the drug candidate, manufacturer or facility.
●	We may experience delays in the development of our drug candidates if the third-party manufacturers of our drug candidates cannot meet FDA requirements relating to current Good Manufacturing Practices.

●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may not generate product revenue.
●	If our future drugs do not achieve market acceptance, we may be unable to generate significant revenue, if any.
●	If third-party payors do not adequately reimburse patients for any of our drug candidates that are approved for marketing, they might not be purchased or used, and our revenues and profits will not develop or increase.
●	If our patent position does not adequately protect our drug candidates, others could compete against us more directly, which would harm our business.
●	If any third-party owners of intellectual property we may license in the future do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.
●	If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.
●	Litigation regarding patents, intellectual property and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing drug candidates to market and harm our ability to operate.
●	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.
●	Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights. Additionally, sales of a substantial number of shares of our common stock or other securities in the public market could cause our stock price to fall.
●	We may issue additional shares of our common stock in accordance with our equity incentive plans or upon exercise or conversion of outstanding securities that are exercisable for or convertible into shares of our common stock, which may cause dilution to existing stockholders.
●	The trading price of our common stock has been volatile and is likely to be volatile in the future.
●	Our common stock is thinly traded and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.
●	Our certificate of incorporation grants our Board of Directors the power to designate and issue additional shares of common and/or preferred stock.
●	We do not anticipate paying cash dividends, and accordingly stockholders must rely on stock appreciation for any return on their investment in us.
●	Our management is required to devote substantial time and incur additional expense to comply with public company regulations.
●	Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the price of our common stock.
●	Our common stock may be delisted from The Nasdaq Capital Market which could negatively impact the price of our common stock and our ability to access the capital markets.

Risks Related to Our Business

We are a clinical stage biotechnology company with no significant revenue. We have incurred significant operating losses since our inception, and we expect to incur losses for the foreseeable future and may never achieve profitability.

We have incurred significant operating losses since our inception. As of December 31, 2023, we had an accumulated deficit of $107.6 million. To date, we have not generated any revenue from the sale of our drug candidates and we do not expect to generate any revenue from sales of our drug candidates for the foreseeable future. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts.

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

As of December 31, 2023, we had $1.1 million in cash on hand, compared to $10.4 million as of December 31, 2022. We have determined that the Company’s available cash at December 31, 2023 will not be sufficient to fund current liabilities and capital expenditure requirements. Our ongoing future capital requirements will depend on numerous factors, including:

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

The report of our independent registered public accounting firm relating to our December 31, 2023 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to the consolidated financial statements included herein, we have suffered recurring losses from operations and have a projected cash deficiency that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

We have determined that the Company’s available cash at December 31, 2023 will not be sufficient to fund current liabilities and capital expenditure requirements. We may finance our foreseeable cash requirements through cash on hand, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing. If we are unable to obtain funding due to unfavorable terms or market conditions, management has determined that it can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed. However, our ability to continue as a going concern is dependent upon obtaining funding through one or more sources described above to meet our planned obligations and pay our liabilities.

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

Unstable market and economic conditions may have serious adverse effects on our ability to raise funds, which may cause delays, restructuring or cessation of our operations.

From time to time, global and domestic credit and financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make a debt or equity financing more difficult to complete, costlier, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms will have a material adverse effect on our business strategy and financial condition, and could require us to liquidate and dissolve the Company.

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

Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, record keeping, labeling, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the U.S. and in many foreign jurisdictions prior to the commercial sale of our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing will obtain marketing approval. In connection with the clinical trials for our drug candidates, we face risks that:

●	the drug candidate may not prove to be sufficiently efficacious;
●	the drug candidate may not prove to be safe;
●	the drug candidate may not be readily co-administered or combined with other drugs or drug candidates;
●	the results may not confirm the positive results from earlier preclinical studies or clinical trials;
●	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies; and
●	the FDA or other regulatory agencies may require us to carry out additional studies.

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

Risks Related to Intellectual Property

If our patent position does not adequately protect our drug candidates, others could compete against us more directly, which would harm our business.

Our patent portfolio currently includes five issued patents in the U.S. and 17 issued patents in foreign jurisdictions:

Claims Related to DNAbilize®

Patent No.	Title	Date Issued
US 9,744,187	P-ethoxy nucleic acids for liposomal formulation	August 29, 2017

US 10,335,428	P-ethoxy nucleic acids for liposomal formulation	July 2, 2019

US 10,898,506	P-ethoxy nucleic acids for liposomal formulation	January 26, 2021

SG 11201802718P	P-ethoxy nucleic acids for liposomal formulation	May 12, 2021

EA 038277 (in force in AM, AZ, BY, KG, KZ, RU, TJ, TM)	P-ethoxy nucleic acids for liposomal formulation	August 4, 2021

AU 2016340123	P-ethoxy nucleic acids for liposomal formulation	January 5, 2023

MX 403603	P-ethoxy nucleic acids for liposomal formulation	June 20, 2023

IN 472686	P-ethoxy nucleic acids for liposomal formulation	November 24, 2023

Compositions and Methods of Use for Specific Drug Targets

Patent No.	Title	Date Issued
US 10,927,379	Combination therapy with liposomal antisense oligonucleotides	February 23, 2021

US 11,041,153	P-ethoxy nucleic acids for STAT3 inhibition	June 22, 2021

EP 3 512 525 (in force in DE, ES, FR, GB, and NL)	Combination therapy with liposomal antisense oligonucleotides	July 27, 2022

JP 7132911	Combination therapy with liposomal antisense oligonucleotides	August 30, 2022

JP 7186721	P-ethoxy nucleic acids for IGF-1R inhibition	December 1, 2022

CN ZL 201880033244.6	P-ethoxy nucleic acids for STAT3 inhibition	December 16, 2022

EA 041953 (in force in AM, AZ, BY, KG, KZ, RU, TJ, TM)	Combination therapy with liposomal antisense oligonucleotides	December 19, 2022

JP 7237009	P-ethoxy nucleic acids for STAT3 inhibition	March 2, 2023

EA 042663 (in force in AM, AZ, BY, KG, KZ, RU, TJ, TM)	P-ethoxy nucleic acids for STAT3 inhibition	March 9, 2023

HK 400 11951	Combination therapy with liposomal antisense oligonucleotides	April 6, 2023

JP 7284709	P-ethoxy nucleic acids for BCL2 inhibition	May 23, 2023

EA 044637	P-ethoxy nucleic acids for BCL2 inhibition	September 19, 2023

MX 408790	P-ethoxy nucleic acids for STAT3 inhibition	December 7, 2023

MX 408785	P-ethoxy nucleic acids for BCL2 inhibition	December 7, 2023

We have six additional pending patent applications in the U.S. and seven additional allowed patent application in a foreign jurisdiction. Further, we have pending patent applications in key foreign jurisdictions across our six families of applications. Our success depends in large part on our ability to obtain and maintain patent protection both in the U.S. and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

As of December 31, 2023, there were 43,383 shares of common stock reserved for issuance upon the exercise of outstanding options granted under our equity incentive plans. As of December 31, 2023, there were (i) 937 additional shares of common stock reserved for future issuance of awards under the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan, as amended (the “2017 Stock Incentive Plan”), and (ii) 53,950 additional shares of common stock reserved for future issuance of awards under the Bio-Path Holdings, Inc. 2022 Stock Incentive Plan (the “2022 Stock Incentive Plan”). In addition, as of December 31, 2023, there were 190,063 shares of common stock reserved for issuance upon the exercise of outstanding warrants that we have issued in connection with prior securities offerings. To the extent that outstanding stock options and warrants are exercised, existing stockholders’ ownership interests may be diluted, which may reduce the market price of our common stock.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. From January 1, 2020 through December 31, 2023, our stock price has fluctuated from a low of $6.40 to a high of $486.80, after adjustment for reverse stock splits. The market price for our common stock will be affected by a number of factors, including:

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

In the past, we have received a notice of non-compliance from the Listing Qualifications Department of The Nasdaq Stock Market LLC with respect to the $1.00 minimum closing bid price requirement. Although we have effected a reverse stock split in an effort to regained compliance with the minimum closing bid price requirement, there can be no assurance that we will be able to meet the minimum closing bid price requirement or other listing requirements in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We maintain standard procedures to help assess, identify and manage material risk posed by cybersecurity threats and regularly evaluate how we can integrate these procedures into our overall risk management processes. For example, we require that all of our employees who have access to our internal network complete formal cybersecurity training upon hire and on a periodic basis, including training on phishing, malware, and other cybersecurity risks. We also continuously evaluate our information technology systems and our practices that relate to our information technology systems. To date, we have not engaged any assessors, consultants, auditors or other third parties in connection with these efforts but may elect to do so in the future.

To the extent we identify areas in our information systems that need improvement, we seek to timely implement and monitor such improvements. While we believe that we have taken appropriate security measures to protect our data and information technology systems, and have been informed by our third-party vendors that they have as well, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or those of our third-party vendors, that could materially adversely affect our business and financial condition. For additional information regarding whether risks from cybersecurity threats are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition, see Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Governance

One of the functions of our Board is to identify principal risks of the Company and ensure implementation of appropriate systems to manage these risks, including risks from cybersecurity threats. Our Board works with members of management to identify and manage these risks, including cybersecurity risks. We currently employ a qualified Director of Information Technology and Data Management Systems who reports to our Chief Executive Officer. This employee has over 20 years of experience with cybersecurity, information technology development and deployment and information technology risk assessment and management, including information security management.

Our information technology employee regularly monitors our information technology systems and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in consultation with our Chief Executive Officer. To the extent necessary, our Chief Executive Officer reports such risks to our Board.

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

Holders

As of March 6, 2024, there were 678,795 shares of our common stock outstanding and approximately 187 stockholders of record.

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

Using DNAbilize® as a platform for drug development and manufacturing, we currently have four drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, prexigebersen (pronounced prex” i je ber’ sen), which targets Grb2, initially started the efficacy portion of a Phase 2 clinical trial for untreated AML patients in combination with LDAC. The interim data presented in the 2018 ASH Annual Meeting showed that 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved CR, inclusive of one CR with CRi and one morphologic leukemia-free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. However, DNA hypomethylating agents are now the most frequently used agents in the treatment of elderly AML patients in the U.S. and Europe. As a result, Stage 2 of the Phase 2 trial in AML was amended to remove the combination treatment of prexigebersen and LDAC and replace it with the combination treatment of prexigebersen and decitabine, a DNA hypomethylating agent, for treatment of a second cohort of untreated AML patients. Since decitabine is also used as a treatment for relapsed/refractory AML patients, a cohort of relapsed/refractory AML patients was also added to the study.

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

The safety run-in of Stage 2 of the Phase 2 clinical study was successfully completed, and the preliminary data was presented at the 2021 ASH Annual Meeting. In the safety run-in of the triple combination, six evaluable patients were treated with the combination of prexigebersen, decitabine and venetoclax. These patients included four relapsed/refractory AML patients, and two newly diagnosed AML patients. Five patients (83%) responded to treatment, including four (67%) achieving CR and one (17%) achieving CRi. Recent publications provide that response (CR + CRi) rates to combination treatment with decitabine and venetoclax (but without prexigebersen) are 42 to 52% for relapsed/refractory AML patients and 0 to 39% for relapsed/refractory secondary AML patients. Response rates to frontline treatment with decitabine and venetoclax (but without prexigebersen) are 62 to 71% for newly diagnosed AML patients. These preliminary data showed the treatment was well-tolerated and there were no dose limiting toxicities attributed to prexigebersen. Three patients remained on treatment for more than one cycle.

On August 1, 2023, we announced interim data for the first two cohorts of the amended Stage 2 of the Phase 2 clinical trial. Fourteen newly diagnosed patients were evaluable in the first cohort and treated with at least one cycle of the prexigebersen, decitabine and venetoclax combination therapy. All patients in the first cohort (median age 75) were adverse risk by 2017 ELN guidelines (n=10) or secondary AML (n=4). Prexigebersen was well-tolerated, and AEs were generally consistent with decitabine and venetoclax treatment and/or for AML. Twelve of the 14 evaluable patients (86%) achieved CR/CRi and two (14%) achieved PR. In total, 100% of the evaluable patients had a response to treatment. The CR/CRi rates of 86% for the evaluable patients in the first cohort is significantly higher than the CR/CRi rates of 62% for newly diagnosed patients treated with the frontline combination treatment of decitabine and venetoclax. Fourteen refractory/relapsed evaluable AML patients in the second cohort were treated with at least one cycle of the prexigebersen, decitabine and venetoclax combination therapy. Substantially all of the patients in the second cohort (median age 56.5) were adverse risk by 2017 ELN guidelines (n=11) or secondary AML (n=2). Prexigebersen was well-tolerated, and AEs were generally consistent with decitabine and venetoclax treatment and/or for AML. Eight of the 14 evaluable refractory/relapsed patients (57%) achieved CR/CRi, two (14%) achieved PR and two (22%) achieved stable disease. In total, 93% of the evaluable patients in the second cohort had a response to treatment. The CR/CRi rates of 57% for the evaluable refractory and relapsed patients in the second cohort is significantly higher than the CR/CRi) rates of 21% for refractory/relapsed patients treated with the combination treatment of decitabine and venetoclax. Based on this interim data, we currently plan to pursue FDA expedited programs for Fast Track designation, and we are evaluating whether to seek to expand Stage 2 of the Phase 2 clinical trial in Europe.

Our second drug candidate, BP1002, targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. A Phase 1 clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and CLL patients has been initiated. The Phase 1 clinical trial is being conducted at the Georgia Cancer Center while two additional clinical trial sites are currently being activated for inclusion in the study, The University of Texas Southwestern and New York Medical College. On January 10, 2024, we announced the successful completion of the first dose cohort in the Phase 1 clinical trial. A total of six evaluable patients are scheduled to be treated with BP1002 monotherapy in standard 3+3 design, unless there is a dose limiting toxicity which would require an additional three patients to be tested. There were no dose limiting toxicities in the first dose cohort (20 mg/m2). Enrollment is now open for patients for the second BP1002 dose cohort of 40 mg/m2.

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant leukemia and lymphoma cells. An abstract of the preclinical study was presented at the 2021 AACR Annual Meeting. A Phase 1/1b clinical trial to investigate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients, is being studied. A recent study6 found that AML patients who had relapsed from frontline venetoclax-based treatment had a very poor prognosis, with a median survival of less than 3 months. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. The Phase 1/1b clinical trial is being

6 (Maiti A, Ruasch C, Cortes JE, et.al. Outcomes of relapsed or refractory acute myeloid leukemia after frontline hypomethylating agent and venetoclax regimens. Haematologica 2021; 106: 894-898.)

conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson, Scripps Cancer Center and The University of California at Los Angeles Cancer Center.

On December 14, 2023, we announced the successful completion of the first dose cohort of the dose escalation portion of the Phase 1/1b clinical trial of BP1002. A total of three evaluable patients per dosing cohort are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design. The first dose cohort consisted of a starting dose of 20 mg/m2, and there were no dose limiting toxicities. Enrollment is now open for patients for the second BP1002 dose cohort of 40 mg/m2. The Phase 1b portion of the study is expected to commence after completion of BP1002 monotherapy cohorts and is intended to assess the safety and efficacy of BP1002 in combination with decitabine in refractory/relapsed AML patients.

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

In addition, a modified product named BP1001-A, our fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. A BP1001-A Phase 1/1b clinical trial in patients with advanced or recurrent solid tumors has been initiated. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including MD Anderson, Karmanos Cancer Institute, Mary Crowley Cancer Research and Holy Cross Hospital, Maryland. On July 17, 2023, we announced completion of the first cohort of the dose escalation portion of the Phase 1/1b clinical trial. A total of nine evaluable patients are scheduled to be treated with BP1001-A monotherapy in a standard 3+3 dose escalation design. The first dose cohort consisted of a starting dose of 60 mg/m2, and there were no dose limiting toxicities. Enrollment is now open for patients for the second dose cohort of 90 mg/m2. The Phase 1B portion of the study is expected to commence after successful completion of BP1001-A monotherapy cohorts and is intended to assess the safety and efficacy of BP1001-A in combination with paclitaxel patients with recurrent ovarian or endometrial tumors.

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

As of December 31, 2023, we had an accumulated deficit of $107.6 million. Our net loss was $16.1 million and $13.9 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Revenue. We had no revenue for each of the years ended December 31, 2023 and 2022.

Research and Development Expenses. Our research and development expense was $11.6 million for the year ended December 31, 2023, an increase of $2.4 million compared to the year ended December 31, 2022. The increase in research and development expense was primarily due to manufacturing expenses related to drug product releases in 2023 as well as an increase in expense related to our clinical trial for prexigebersen in AML due to increased patient enrollment in 2023. The following table sets forth our research and development expenses (in thousands):

	Year ended
	December 31,
	2023	2022
Research and development expense	$11,425	$8,969
Non-cash stock-based compensation expense	183	196
Total research and development expense	$11,608	$9,165

General and Administrative Expenses. Our general and administrative expense was $4.2 million for the year ended December 31, 2023, a decrease of $0.5 million compared to the year ended December 31, 2022. The decrease in general and administrative expense was primarily due to decreased salaries and benefits expense as well as Delaware franchise tax expense. The following table sets forth our general and administrative expenses (in thousands):

	Year ended
	December 31,
	2023	2022
General and administrative expense	$3,684	$4,081
Non-cash stock-based compensation expense	551	655
Total general and administrative expense	$4,235	$4,736

Net Operating Loss. Our net loss from operations was $15.8 million for the year ended December 31, 2023, an increase of $1.9 million compared to the year ended December 31, 2022.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability for the year ended December 31, 2023 resulted in non-cash expense of $0.3 million.

Net Loss. Our net loss was $16.1 million for the year ended December 31, 2023, an increase of $2.2 million compared to the year ended December 31, 2022.

Net Loss per Share. Net loss per share, both basic and diluted, was $33.63 per share for the year ended December 31, 2023, compared to $38.12 per share for the year ended December 31, 2022. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $1.1 million at December 31, 2023, a decrease of $9.3 million compared to December 31, 2022. We do not believe that our available cash at December 31, 2023 will be sufficient to fund current liabilities and capital expenditure requirements. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above to meet its planned obligations and pay its liabilities.

Cash Flows

For the Year Ended December 31, 2023

Operating Activities. Net cash used in operating activities for the year ended December 31, 2023 was $11.5 million. Excluding non-cash stock-based compensation expense of $0.7 million, change in fair value of the warrant liability of $0.3 million and depreciation and amortization expenses of $0.2 million, net cash used in operating activities consisted primarily of the net loss for the period of $16.1 million. These are partially offset by a decrease in prepaid drug product of $3.0 million, a decrease in other current assets of $0.3 million and an increase in operating liabilities of $0.1 million.

Investing Activities. There were no investing activities for the year ended December 31, 2023.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2023 consisted of net proceeds of $1.7 million from the 2023 Public Offering as described below, as well as net proceeds of $0.5 million from the exercise of warrants to purchase shares of our common stock.

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

2022 Shelf Registration Statement

On May 27, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2022 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $110.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, (ii) up to $9.0 million of our common stock under the Offering Agreement (as defined below), which $9.0 million was subsequently reduced to $3.0 million pursuant to a prospectus supplement filed with the SEC on July 29, 2022, and (iii) up to 11,895 shares of our common stock pursuant to the exercise of warrants outstanding on May 27, 2022. The $3.0 million of our common stock that could previously be offered, issued and sold under the Offering Agreement was included in the $110.0 million of our securities that may be offered, issued and sold. On December 7, 2022, we received written notice from Wainwright (as defined below) that Wainwright had elected, pursuant to Section 8(b) of the Offering Agreement, to terminate the Offering Agreement effective as of December 7, 2022. As of immediately prior to the termination of the Offering Agreement, all $3.0 million of shares of our common stock remained available for sale pursuant to the ATM Prospectus (as defined below) and the Offering Agreement. As a result of the termination of the Offering Agreement, we will not offer or sell any additional shares of our common stock under the ATM Prospectus or the Offering Agreement, and the entire $3.0 million of shares of our common stock included in the ATM Prospectus will be available for sale in other offerings pursuant to the 2022 Shelf Registration Statement. Because our public float is less than $75.0 million, our ability to offer and sell any securities under the 2022 Shelf Registration Statement is currently limited pursuant to Instruction I.B.6 to Form S-3. For so long as our public float is less than $75.0 million, the aggregate market value of securities we sell pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of our public float. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

2022 Registered Direct Offering and 2022 Private Placement

On November 6, 2022, we entered into a placement agency agreement with Roth Capital Partners, LLC relating to the 2022 Registered Direct Offering and the 2022 Private Placement. In addition, on November 6, 2022, we entered into securities purchase agreements with several institutional and accredited investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 40,000 shares of our common stock for gross proceeds of approximately $2.0 million under the base prospectus contained in the 2022 Shelf Registration Statement and a related prospectus supplement filed with the SEC on November 9, 2022 (the “2022 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreements to issue to such investors warrants to purchase up to 40,000 shares of our common stock (the “2022 Private Placement”). The 2022 Registered Direct Offering and the 2022 Private Placement closed on November 9, 2022. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.7 million.

2023 Public Offering

On August 3, 2023, we entered into a placement agency agreement with Roth Capital Partners, LLC relating to a best efforts public offering of an aggregate of 175,000 shares of its common stock, together with warrants to purchase up to 175,000 shares of its common stock (the “2023 Warrants”), for gross proceeds of approximately $2.1 million (the “2023 Public Offering”). The 2023 Public Offering was made pursuant to a registration statement on Form S-1, as amended (File No. 333-272879), which was declared effective by the SEC on August 2, 2023. The 2023 Public Offering closed on August 7, 2023. The net proceeds from the 2023 Public Offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in such offering, were approximately $1.7 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any material off-balance sheet arrangements.

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

For the years ended December 31, 2023 and 2022, we had $11.6 million and $9.2 million, respectively, of costs classified as research and development expense.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2023. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer (who is also our Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2023. Based on this evaluation, management believes that, as of December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our current directors and officers are set forth below:

Name	Age	Position - Committee
Peter H. Nielsen	75	Chief Executive Officer; President; Chief Financial Officer; Treasurer; Chairman of the Board; Director – Business Development Committee

Heath W. Cleaver, CPA	50	Director – Audit Committee (Chair); Compensation Committee; Nominating/Corporate Governance Committee (Chair)

Paul D. Aubert	54	Director – Audit Committee; Compensation Committee (Chair); Nominating/Corporate Governance Committee

Aline B. Sherwood	54	Director – Audit Committee; Compensation Committee; Nominating/Corporate Governance Committee; Business Development Committee (Chair)

Douglas P. Morris	68	Director – Business Development Committee; Director of Investor Relations; Secretary

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

Aline B. Sherwood. Ms. Sherwood was appointed to the Board on March 31, 2022. Ms. Sherwood is currently the senior director of strategic communications at Cognition Therapeutics, Inc. Prior to joining Cognition in October 2023, she provided tactical support and strategic counsel to pre-commercial, public and private life sciences companies through Scienta Communications, LLC, an independent communications consultancy established in 2010. Previously, Ms. Sherwood worked at a series of global and boutique public and investor relations agencies where she provided support for companies developing therapeutics in a variety of indications. Earlier in her career, she managed corporate communications for The Liposome Company, which had developed and commercialized a liposomal formulation of amphotericin B. Before transitioning to industry, Ms. Sherwood worked in research laboratories at Princeton University and Thomas Jefferson University. She earned a Bachelor of Science in biochemistry and classical civilizations from Beloit College.

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

To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner.

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

This section provides important information on our executive compensation programs and explains the compensation decisions made during 2023 by the Compensation Committee for our named executive officers (“NEOs”). In the fiscal year ended December 31, 2023, our only NEO was Peter H. Nielsen, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President.

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

Elements and Mix of our 2023 Compensation Program

The following elements made up the fiscal year 2023 compensation program for our NEOs:

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
●
In 2023, the long-term incentive awards included time-vested equity awards that vest over a four-year period.
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

Each year for the Compensation Committee meeting, our CEO prepares an evaluation of each of the other executive officers, if any, and makes compensation recommendations to the Compensation Committee based upon our performance against our corporate performance metrics and the individual’s performance. In addition to considering the CEO’s recommendations, the Compensation Committee assesses the applicable executive officer’s impact during the year and his or her overall value to the Company, specifically by considering the individual leadership skills, impact on strategic initiatives, performance in his or her primary area of responsibility, his or her role in succession planning and development, and other intangible qualities that contribute to corporate and individual success. During 2023, our CEO was our only executive officer.

Compensation Consultant and Peer Comparisons. For the 2023 performance period, the Compensation Committee did not engage an external compensation consultant to review the compensation of our executive officers. For comparison purposes, the Compensation Committee relied upon peer executive compensation data from proxies and compensation surveys of the Industry Peer Group (as defined below) prepared by our executive compensation counsel based on parameters set by the Compensation Committee. The Compensation Committee reviewed executive compensation data from the Industry Peer Group to consider competitive pay levels and compensation practices. Such data included components such as total direct compensation, considered as the sum of base salary and annual cash performance incentive award, as well as total compensation, including long-term incentive awards.

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

The Compensation Committee established our current Industry Peer Group in 2023. With the assistance of our executive compensation counsel, the Compensation Committee reviews the composition of the peer group annually to ensure that companies are relevant for comparative purposes. In identifying companies to include in the Industry Peer Group, the Compensation Committee considered, among other things, the following:

●	the industry of the companies;
●	the annual revenue, market capitalization and total assets of the companies;
●	the number of full-time employees of the companies;
●	the market data sources that are available with respect to the companies; and
●	the number of peers included in the Industry Peer Group.

For 2023, our Industry Peer Group consisted of the following companies (the “Industry Peer Group”):

●	Actinium Pharmaceuticals, Inc. (ATNM)
●	Cellectar Biosciences, Inc. (CLRB)

●	Cyclacel Pharmaceuticals Inc. (CYCC)
●	Dare Bioscience, Inc. (DARE)
●	Diffusion Pharmaceuticals, Inc. (DFFN)
●	Neurobo Therapeutics Inc. (NRBO)
●	Ocuphire Pharma, Inc. (OCUP)
●	PDS Biotechnology Corp. (PDSB)
●	Soligenix, Inc. (SNGX)
●	Sonnet Biotherapeutics Holdings, Inc. (SONN)
●	Xenetic Biosciences Inc. (XBIO)

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

Role of Other Executive Officers. Our CEO makes recommendations to the Compensation Committee on all compensation actions (other than his own compensation) affecting our other executive officers, if any. In developing his recommendation for an executive officer, our CEO considers the self-evaluation prepared by the executive officer, the recommendations of his executive team, as well as his own evaluation. Our CEO’s evaluation includes an assessment of the impact that the executive officer has had on the Company during the award year and their overall value to the Company as a senior leader. The Compensation Committee is provided with our CEO’s evaluation of each executive officer’s performance and contributions to the Company. The Compensation Committee considers the information and recommendations provided by our CEO and provides a recommendation to the Board for non-CEO executive officer base salary, annual cash incentive awards and grants of long-term incentive awards, which are subject to approval by the Board. During 2023, our CEO was our only executive officer.

2023 Performance Analysis and Compensation Decisions

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

Base Salary. In recent years, the Compensation Committee has adjusted executive base salaries with the goal of providing a stable base of competitive cash compensation while rewarding corporate and individual performance through annual performance incentive awards. During 2023, the Compensation Committee approved an annual base salary for Mr. Nielsen of $575,000, compared to $555,000 during 2022. Mr. Nielsen voluntarily reduced his base salary for 2023 to $400,000.

Annual Performance Incentive Awards. During 2023, the Compensation Committee approved a discretionary annual cash performance incentive award for Mr. Nielsen in the amount of $110,000. Mr. Nielsen voluntarily elected to forego this award.

Long-term Incentive Awards. The Compensation Committee believes that long-term incentive awards should provide for a retention incentive with a strong tie to relative long-term stockholder return. Accordingly, the Compensation Committee grants stock option awards that typically vest over a four-year period. During 2023, the Board approved a long-term incentive award in the form of stock options to Mr. Nielsen based on recommendations from the Compensation Committee. Specifically, in May 2023, Mr. Nielsen was awarded a time-vested stock option award to purchase 5,250 shares of our common stock. The terms of the stock option grant require, among other things, that Mr. Nielsen continue to provide services over the vesting period of the options. The stock options vest over a four-year period from the date of the grant, with one-fourth (1/4) of the stock options vesting on the first anniversary of such grant, and the remaining stock options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the stock options over the next three years, based on continuing service to the Company.

Summary Compensation Table

The following table sets forth information with respect to the compensation of our sole NEO for the fiscal years ended December 31, 2023 and 2022.

						Option	All Other
						Awards	Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		($)(1)	($)		Total ($)
Peter H. Nielsen, CEO,	2023	$575,000	(2)	$110,000	(3)	$130,880	$11,237	(4)	$827,117
CFO, President, Chairman, Director	2022	$555,000		$150,000		$288,669	$17,678	(5)	$1,011,347
(1)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.
(2)	Mr. Nielsen voluntarily reduced his base salary for 2023 to $400,000.
(3)	Mr. Nielsen voluntarily elected to forego the entire $110,000 bonus.
(4)	The amounts reported include Medicare premiums of $7,855, insurance copayments of $1,990 and certain other benefits including life insurance premiums paid by the Company for Mr. Nielsen.
(5)	The amounts reported include Medicare premiums of $12,822, insurance copayments of $3,471 and certain other benefits including life insurance premiums paid by the Company for Mr. Nielsen.

Grants of Plan-Based Awards Table

The following table contains information about grants of plan-based stock options to our sole NEO during fiscal year 2023:

Estimated Future Payouts Under Non-Equity
Incentive Plan Awards
					All Other	All Other
					Stock	Option	Exercise or	Grant Date
					Awards:	Awards:	Base	Fair Value
					Number of	Number of	Price of	of
					Shares of	Securities	Option	Stock
	Grant	Threshold	Target	Maximum	Stock or	Underlying	Awards	Awards
Name	Date	($)	($)	($)	Units (#)	Options (#)	($/Sh)	($)(2)
Mr. Nielsen (1)	5/2/2023					5,250	$27.80	$25.00
(1)	Reflects time-vested stock options awarded under the 2022 Stock Incentive Plan. The options vest over a four-year period from the date of grant, with one-fourth (1/4) of the options vesting on the first anniversary of such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years.
(2)	The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.

Narrative Disclosures to Summary Compensation Table and Grants of Plan-Based Awards Table

Please see the discussion under the heading “2023 Performance Analysis and Compensation Decisions” in this Annual Report on Form 10-K, above.

Outstanding Equity Awards at December 31, 2023

The following table sets forth certain information with respect to outstanding stock option awards of our sole NEO for the fiscal year ended December 31, 2023.

			Equity Incentive
	Number of Securities	Number of Securities	Plan Awards:
	Underlying Unexercised	Underlying Unexercised	Number of Securities	Option	Option
	Options Exercisable	Options Unexercisable	Underlying Unexercised	Exercise	Expiration
Name	(#)	(#)	Unearned Options (#)	Price ($)	Date
Mr. Nielsen (1)	138	—	—	$11,000.00	April 2026
Mr. Nielsen (1)	325	—	—	$736.00	April 2028
Mr. Nielsen (1)	750	—	—	$368.00	March 2029
Mr. Nielsen (2)	703	47	—	$65.00	March 2030
Mr. Nielsen (3)	3,719	531	—	$104.20	June 2030
Mr. Nielsen (4)	3,438	1,562	—	$140.40	March 2031
Mr. Nielsen (5)	1,969	2,531	—	$72.20	March 2032
Mr. Nielsen (6)	—	5,250	—	$27.80	May 2033
(1)	All of these options granted are fully vested.
(2)	This option vests over a four-year period from the date of grant, March 28, 2020, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(3)	This option vests over a four-year period from the date of grant, June 16, 2020, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(4)	This option vests over a four-year period from the date of grant, March 31, 2021, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(5)	This option vests over a four-year period from the date of grant, March 23, 2022, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(6)	This option vests over a four-year period from the date of grant, May 2, 2023, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.

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

Potential severance payments and benefits to be paid pursuant to the Nielsen Employment Agreement assuming a termination or Change in Control occurred on December 31, 2023 are set forth in the table below.

		Triggering Event
			Termination without Cause or
			Resignation for Good Reason within
		Termination without Cause or	3 Months Before or 12 Months
Name	Benefit	Resignation for Good Reason ($)	Following a Change in Control ($)
Peter H. Nielsen	Market Value of Stock Vesting	$—	$—	(1)
	Accrued Vacation Days	36,923	36,923
	Three Months’ Base Salary	100,000	100,000
	Continuation of Benefits	1,667	3,334
	Total	$138,590	$140,257
(1)	Mr. Nielsen’s stock option awards would immediately become vested, and the value of the acceleration would be equal to the vesting shares multiplied by the excess of the then current stock price over the exercise price of the options. For purposes of this table, we have calculated the value of the acceleration using the closing price of our common stock on December 29, 2023, or $9.20 per share.

DIRECTOR COMPENSATION

The following table presents summary information for the year ended December 31, 2023 regarding the compensation of the members of our Board (other than Mr. Nielsen).

	Fees
	Earned
	or Paid		Option		All Other
Name	in Cash		Awards		Compensation		Total
Heath W. Cleaver	$73,000	(1)	$12,306	(2)	$—		$85,306
Paul D. Aubert	$61,500	(1)	$12,306	(2)	$—		$73,806
Aline B. Sherwood	$64,500	(1)	$12,306	(2)	$—		$76,806
Douglas P. Morris (3)	$—		$16,235	(4)	$73,744	(5)	$89,979
(1)	These amounts reflect cash fees paid to or earned by our non-employee directors for attending Board or committee meetings during the year ended December 31, 2023.
(2)	In May 2023, our non-employee directors who were eligible at such time earned or received an annual grant of an option to purchase 500 shares of our common stock, which was the only grant received by such directors during 2023. The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for assumptions made by us in such valuation.
(3)	Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director and does not receive compensation for his services as a member of the Board.
(4)	Option awards granted to Mr. Morris reflect compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations.
(5)	This amount reflects compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations, which includes base salary and certain other benefits.

The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our directors (other than Mr. Nielsen) as of December 31, 2023:

Number of
shares underlying
Director	outstanding options
Heath W. Cleaver	2,125
Paul D. Aubert	2,100
Aline B. Sherwood	1,000
Douglas P. Morris (1)	2,619
(1)	Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director.

Narrative to Director Compensation Table

In 2023, our non-employee directors received cash and equity compensation in accordance with our non-employee director compensation structure. Directors who were also employed by the Company did not receive compensation for services as directors. During 2023, our compensation structure for all non-employee directors was as follows:

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

Equity Compensation Program

Each non-employee director of the Board also received as compensation an annual stock option grant (a “Grant”) of 500 shares of our common stock (the “Option Shares”). The exercise price of the Option Shares was determined by the Board, and the Option Shares vest over a one-year period from the date of the Grant, with the Option Shares vesting in equal monthly increments equal to one-twelfth (1/12) of the Option Shares, based on continuing service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned at March 5, 2024 by: (i) our sole NEO and each director; (ii) all executive officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock. The information in this table is based solely on statements in filings with the SEC or other reliable information.

	Amount and
	Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class
Peter H. Nielsen (1) (2)	14,838	2.35%
Douglas P. Morris (1) (3)	2,123	*
Heath W. Cleaver (1) (4)	2,119	*
Aline B. Sherwood (1) (5)	1,000	*
Paul D. Aubert (1) (6)	2,100	*
All officers and directors as a group (7)	22,180	3.48%

*Less than 1%

(1)	These are our NEOs and directors.
(2)	Includes 1,292 shares owned of record and 13,546 shares issuable upon the exercise of options that are exercisable within 60 days.
(3)	Includes 403 shares held by Hyacinth Resources, LLC and 7 shares held by Sycamore Ventures, LLC. Mr. Morris disclaims beneficial ownership of the shares held by Sycamore Ventures, LLC except to the extent of his pecuniary interest therein. Also includes 1,713 shares issuable upon the exercise of options that are exercisable within 60 days.
(4)	All 2,119 shares are issuable upon the exercise of options that are exercisable within 60 days.

(5)	All 1,000 shares are issuable upon the exercise of options that are exercisable within 60 days.
(6)	All 2,100 shares are issuable upon the exercise of options that are exercisable within 60 days.
(7)	Includes 1,702 shares owned of record and 20,478 shares issuable upon the exercise of options currently exercisable or will be exercisable within 60 days.

Equity Compensation Plan Information

There are no equity compensation plans that have not been approved by our stockholders. The following table contains information about our equity compensation plans in effect as of December 31, 2023 (in thousands, except per share amount).

Number of
	Number of		shares of
	shares of		common stock
	common stock to		remaining
	be issued	Weighted-average	available for
	upon exercise of	exercise price	future issuance
	outstanding	of outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights (1)	and rights	plans (2)
Equity compensation plans approved by stockholders	44	$8.06	55
Equity compensation plans not approved by stockholders	—		—
(1)	The shares shown in this column are securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2023 that were granted under each of the 2017 Stock Incentive Plan and the 2022 Stock Incentive Plan and total 32 and 12, respectively.
(2)	The shares shown in this column as remaining available for future issuance as of December 31, 2023 are under each of the 2017 Stock Incentive Plan and the 2022 Stock Incentive Plan and total 1 and 54, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended December 31, 2023 and December 31, 2022, Ernst & Young LLP (“EY”), as our independent registered public accounting firm during such time, billed the approximate fees set forth in the table below. The Board has considered the services provided by EY and has concluded that such services are compatible with the independence of EY as our principal accountants during such periods.

The table below sets forth the aggregate fees billed to the Company by EY for services rendered in the fiscal years ended December 31, 2023 and December 31, 2022 (in thousands).

	December 31,	December 31,
	2023	2022
Audit fees (1)	$445	$336
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$445	$336

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly filings, services associated with equity offerings, including with respect to registration statements filed by the Company, and services that are normally provided by EY in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.
(2)	Audit-related fees consist of fees billed by EY for assurance and related services. These fees include services provided in conjunction with due diligence services and employee benefit plan audits.
(3)	Tax fees consist of fees billed for professional services rendered by EY for state and federal tax compliance and advice, and tax planning.
(4)	All other fees consist of fees billed by EY for professional services other than those relating to audit fees, audit-related fees and tax fees.

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

3.4

Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 23, 2024).

3.5	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).

3.6	Amendment No. 1 to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).
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

4.18	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2022).
4.19	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 7, 2023).
4.20

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
10.36

Placement Agency Agreement, dated as of August 3, 2023, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

10.37

Form of Securities Purchase Agreement, dated as of August 3, 2023, by and between the Company and certain purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

10.38

Form of Warrant Amendment Agreement, dated as of August 3, 2023, by and between the Company and certain warrant holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

21.1	Subsidiaries of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 5, 2020).
23.1*	Consent of Ernst & Young LLP.
31*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97*	Executive Compensation Recoupment Policy.
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

+ Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: March 7, 2024	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 7, 2024	President/Chief Executive Officer/ Chief Financial Officer/	/s/ Peter H. Nielsen
	Principal Accounting Officer/Director	Peter H. Nielsen

March 7, 2024	Director	/s/ Heath W. Cleaver
Heath W. Cleaver

March 7, 2024	Director	/s/ Paul D. Aubert
Paul D. Aubert

March 7, 2024	Director	/s/ Aline B. Sherwood
Aline B. Sherwood

March 7, 2024	Director	/s/ Douglas P. Morris
Douglas P. Morris

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bio-Path Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Path Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

During 2023, the Company incurred $11.6 million for research and development expenses and as of December 31, 2023 recorded prepaid clinical trial expenses of $0.9 million and accrued clinical trial expense of $0.8 million. As disclosed in Note 2 to the consolidated financial statements, research and development costs are charged to expense when the related goods are delivered, or services are performed. The Company estimated its clinical trial expense based on a cost per patient calculation, which is derived from estimated start-up costs, clinical trial costs based on the number of patients and length of treatment and clinical study report costs. The Company recorded an accrual or prepaid for clinical trial expenses based on its estimated clinical trial expense as compared to payments made to the Company’s third-party clinical research organization, laboratories and clinical investigation sites.

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

/s/ Ernst & Young

We have served as the Company’s auditor since 2020.

Houston, Texas

March 7, 2024

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of December 31,	As of December 31,
	2023	2022
Assets

Current assets
Cash	$1,052	$10,384
Prepaid drug product	632	3,587
Other current assets	1,358	1,644
Total current assets	3,042	15,615

Fixed assets
Furniture, fixtures & equipment	1,120	1,120
Less accumulated depreciation	(1,044)	(962)
	76	158

Right of use operating assets	102	198

Total Assets	$3,220	$15,971
Liabilities & Shareholders' Equity
Current liabilities
Accounts payable	$457	$667
Accrued expenses	1,346	909
Current portion of lease liabilities	103	108
Total current liabilities	1,906	1,684

Warrant liability	863	—

Noncurrent lease liabilities	10	113

Total Liabilities	2,779	1,797

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 618 and 398 shares issued and outstanding, respectively	1	1
Additional paid in capital	108,047	105,702
Accumulated deficit	(107,607)	(91,529)
Total shareholders' equity	441	14,174
Total Liabilities & Shareholders' Equity	$3,220	$15,971

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022

Operating expenses

Research and development	$11,608	$9,165
General and administrative	4,235	4,736

Total operating expenses	15,843	13,901

Net operating loss	$(15,843)	$(13,901)

Other income (loss)
Change in fair value of warrant liability	(271)	—
Interest income	36	33

Total other income (loss)	(235)	33

Net loss	$(16,078)	$(13,868)

Net loss per share, basic and diluted	$(33.63)	$(38.12)

Basic and diluted weighted average number of common shares outstanding	478	364

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flow from operating activities

Net loss	$(16,078)	$(13,868)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	734	851
Amortization of right of use assets	96	90
Depreciation	82	88
Change in fair value of warrant liability	271	—
(Increase) decrease in operating assets
Prepaid drug product	2,955	(3,064)
Other current assets	286	199
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	227	700
Lease liabilities	(108)	(99)

Net cash used in operating activities	(11,535)	(15,103)

Cash flow from investing activities

Purchases of furniture, fixtures & equipment	—	(21)

Net cash used in investing activities	—	(21)

Cash flow from financing activities

Net proceeds from sale of common stock	1,677	1,734
Net proceeds from exercise of warrants	526	—

Net cash provided by financing activities	2,203	1,734

Net decrease in cash	(9,332)	(13,390)

Cash, beginning of period	10,384	23,774

Cash, end of period	$1,052	$10,384

Supplemental disclosure of non-cash activities

Non-cash operating activities
Right of use asset recognized in exchange for lease obligation	$—	$85

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	358	$1	$103,117	$(77,661)	$25,457

Issuance of common stock, net of fees	40	—	1,734	—	1,734
Stock-based compensation	—	—	851	—	851
Net loss	—	—	—	(13,868)	(13,868)

Balance at December 31, 2022	398	$1	$105,702	$(91,529)	$14,174

Balance at December 31, 2022	398	$1	$105,702	$(91,529)	$14,174

Issuance of common stock, net of fees	175	—	491	—	491
Exercise of warrants, net of fees	45	—	1,120	—	1,120
Stock-based compensation	—	—	734	—	734
Net loss	—	—	—	(16,078)	(16,078)

Balance at December 31, 2023	618	$1	$108,047	$(107,607)	$441

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Path Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

Unless the context requires otherwise, references in these Notes to the Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

1.	Organization and Business

The Company is a clinical and preclinical stage oncology focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and dosing in clinical trials, the Company's DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, the Company currently has four antisense drug candidates in development to treat at least five different cancer disease indications.

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

On February 22, 2024, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-20, and its common stock began trading on the spilt-adjusted basis on the Nasdaq Capital Market at the commencement of trading on February 23, 2024. All common stock share and per share amounts in this Annual Report on Form 10-K have been adjusted to give effect to the 1-for-20 reverse stock split.

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

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2023, approximately $0.8 million of its cash balance was not covered by the FDIC. As of December 31, 2022, the Company had

approximately $10.4 million in cash on-hand, of which approximately $10.1 million was not covered by the FDIC. To date, the Company has not incurred any losses on its cash balances.

Furniture, fixtures and equipment — Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $0.1 million for each of the years ended December 31, 2023 and 2022, respectively.

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

Warrants — The Company determines whether warrants should be classified as a liability or equity. For warrants classified as liabilities, the Company estimates the fair value of the warrants at each reporting period using Level 3 inputs with changes in fair value recorded in the Consolidated Statement of Operations as change in fair value of warrant liability. The estimates in valuation models are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the fair value of the common stock underlying the warrants, and could differ materially in the future. The Company will continue to adjust the fair value of the warrant liability at the end of each reporting period for changes in fair value from the prior period until the earlier of the exercise or expiration of the applicable warrant.

Net Loss Per Share — Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2023 and 2022, they were not included in the computation of any diluted per-share amount when a loss exists, as it would be anti-dilutive. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2023 and 2022. The calculation of diluted earnings per share for 2023 did not include 43,383 shares and 190,063 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of December 31, 2023, as the effect would be anti-dilutive. The calculation of diluted earnings per share for 2022 did not include 32,871 shares and 60,027 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of December 31, 2022, as the effect would be anti-dilutive.

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S.”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends as well as on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from the Company’s estimates. These estimates include prepaid and accrued clinical trial costs, stock-based compensation expense, valuation of warrants and valuation of deferred tax assets.

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

The Company has experienced significant losses since its inception, including net losses of $16.1 million and $13.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $107.6 million and $1.1 million in cash and cash equivalents. The Company has no debt commitments. Substantially all of the Company’s net losses have resulted from costs incurred in connection with its research and development activities and its general and administrative expenses to support operations. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company’s available cash at December 31, 2023 will not be sufficient to fund current liabilities and capital expenditure requirements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002, BP1003 and BP1001-A. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by the Company as of the specified effective date. There are no recent accounting pronouncements that have a material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $3.6 million as of December 31, 2022 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial, BP1001-A for testing in a Phase 1 clinical trial and BP1002 for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during 2023, with advanced payments remaining to be expensed totaling $0.6 million as of December 31, 2023.

4.	Other Current Assets

As of December 31, 2023, other current assets included prepaid expenses of $1.4 million, comprised primarily of prepayments of $0.9 million made for the Company’s clinical trials for BP1002 in AML and lymphoma and BP1001-A in solid tumors as well as prepaid insurance of $0.3 million, prepaid Delaware franchise tax of $0.1 million and other prepaid expenses of $0.1 million. As of December 31, 2022, other current assets included prepaid expenses of $1.6 million, comprised primarily of prepayments of $1.3 million made for the Company’s clinical trials for BP1002 in AML and lymphoma, BP1001-A in solid tumors and prexigebersen in AML as well as prepaid insurance of $0.3 million.

5.	Property and Equipment

The following table summarizes property and equipment as of December 31, 2023 and 2022:

		December 31,
	Estimated Useful
	Lives	2023	2022

	(in years)	(in thousands)
Leasehold improvements	2 to 5	$463	$463
Computers and office equipment	3	83	83
Furniture and fixtures	7	93	93
Scientific equipment	7	481	481
Total		1,120	1,120
Less: Accumulated depreciation		(1,044)	(962)
Net property and equipment		$76	$158

6.	Accounts Payable

As of December 31, 2023, current liabilities included accounts payable of $0.5 million, comprised primarily of expenses related to our clinical trials of $0.3 million, legal and patent fees of $0.1 million and other accounts payables of $0.1 million. As of December 31, 2022, current liabilities included accounts payable of $0.7 million, comprised primarily of expenses related to drug manufacturing, development and testing services of $0.6 million and legal and patent fees of $0.1 million.

7.	Accrued Expense

As of December 31, 2023, current liabilities included accrued expenses of $1.3 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $0.8 million, accrued employee vacation and bonus expenses of $0.2 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2022, current liabilities included accrued expenses of $0.9 million, comprised primarily of accrued employee vacation and bonus expenses of $0.4 million, drug manufacturing, development and testing services of $0.2 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million.

8.Warrant Liability

In connection with the 2023 Public Offering (as defined in Note 10), the Company issued the 2023 Warrants (as defined in Note 10). The 2023 Warrants contain a provision applicable in the event of a fundamental transaction whereby the volatility used to calculate the warrant exercise terms is fixed and meets the definition of a derivative.

Due to this provision and in accordance with ASC 815 Derivatives and Hedging, the 2023 Warrants were classified as a liability and recorded at fair value using the Black-Scholes valuation model. The estimated fair value of the warrant liability for the 2023 Warrants on the closing date of the 2023 Public Offering, August 7, 2023, was $1.2 million. As of December 31, 2023, the fair value of the warrant liability was $0.9 million. The net change in fair value during the year of $0.3 million, comprised of a decrease in fair value of

$0.6 million related to warrant exercises partially offset by an increase in fair value of the warrant liability for the 2023 Warrants of $0.3 million, is shown as other loss on the Company’s Consolidated Statements of Operations. The Company will continue to measure the fair value of the 2023 Warrants each quarter until they are exercised or expire, and any change will be adjusted accordingly on the Company’s financial statements.

9. Fair Value Measurements

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table summarizes the Company’s 2023 Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2023:

	Fair Value Measurements at
	December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$863	$863

The Company did not have the 2023 Warrants at December 31, 2022.

The following table summarizes changes to the fair value of the Level 3 2023 Warrants for the year ended December 31, 2023:

Fair Value of
Warrant
Liability
(in thousands)
Balance at December 31, 2022	$—
Issuance	1,186
Exercises	(594)
Change in fair value	271
Balance at December 31, 2023	$863

The Company utilized the Black-Scholes valuation model for estimating the fair value of the 2023 Warrants using the following assumptions as of December 31, 2023:

As of
December 31,
2023
Risk-free interest rate	3.84%
Expected volatility	102%
Expected term in years	4.6
Dividend yield	—%

10.	Stockholders’ Equity

Issuances of Common Stock – On November 6, 2022, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to the 2022 Registered Direct Offering and the 2022 Private Placement. In addition, on November 6, 2022, the Company entered into securities purchase agreements with several institutional and accredited investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 40,000 shares of our common stock for gross proceeds of approximately $2.0 million under the base prospectus contained in the Company’s shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), and a related prospectus supplement filed with the SEC on November 9, 2022 (the “2022 Registered Direct Offering”). In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreements to issue to such investors warrants to purchase up to 40,000 shares of its common stock (the “2022 Private Placement”). The 2022 Registered Direct Offering and the 2022 Private Placement closed on November 9, 2022. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.7 million.

On August 3, 2023, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to a best efforts public offering of an aggregate of 175,000 shares of our common stock, together with warrants to purchase up to 175,000 shares of the Company’s common stock (“the 2023 Warrants”), for gross proceeds of approximately $2.1 million (the “2023 Public Offering”). The 2023 Public Offering was made pursuant to a registration statement on Form S-1, as amended (File No. 333-272879), which was declared effective by the SEC on August 2, 2023. The 2023 Public Offering closed on August 7, 2023. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.7 million.

During the year ended December 31, 2023, the Company issued an aggregate of 44,625 shares of its common stock pursuant to the exercise of warrants at a weighted average exercise price of approximately $12.00 per share. The net proceeds to the Company from the exercise of the warrants were approximately $0.5 million. The Company did not issue any common stock pursuant to the exercise of warrants during the year ended December 31, 2022.

Stockholders’ Equity totaled $0.4 million as of December 31, 2023 compared to $14.2 million as of December 31, 2022. There were 617,633 shares of common stock issued and outstanding as of December 31, 2023. There were no shares of preferred stock issued and outstanding as of December 31, 2023.

11.	Stock-Based Compensation Plan

The 2022 Plan – On December 15, 2022, the Company’s stockholders approved the Bio-Path Holdings, Inc. 2022 Stock Incentive Plan (the “2022 Plan”), which replaced the 2017 Stock Incentive Plan, as amended (the “2017 Plan,” and together with the 2022 Plan, the “Plans”). As of stockholder approval of the 2022 Plan on December 15, 2022, no further awards will be made under the 2017 Plan. The 2022 Plan provides for the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Restricted Share Units, Stock Appreciation Rights and other stock-based awards, or any combination of the foregoing, to the Company’s employees, non-employee directors and consultants. As of December 31, 2023, there were 65,000 shares of common stock reserved for future issuance of awards under the 2022 Plan. Under the 2022 Plan, the exercise price of awards is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award under the 2022 Plan shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change in control, as defined in the 2022 Plan.

Stock option awards granted for the years 2023 and 2022 were estimated to have a weighted average fair value per share of $27.80 and $74.20, respectively. The fair value calculation is based on stock options granted during the year using the Black-Scholes option-pricing model on the date of grant. In addition, for all stock options granted, exercise price was determined based on the fair value as determined by the closing stock price at the date of the grant. For stock options granted during 2023 and 2022 the following weighted average assumptions were used in determining fair value:

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

Option activity under the Plans for the year ended December 31, 2023 was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)

Outstanding at December 31, 2022	33	$233.40	7.9	$—
Granted	11	$27.80	9.3
Expired	(1)	$1,840.00
Outstanding at December 31, 2023	43	$161.20	7.6	$—
Vested and expected to vest December 31, 2023	43	$162.80	7.6	$—
Exercisable at December 31, 2023	25	$236.20	6.9	$—

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount changes based on the fair value of the Company’s stock.

Option activity under the Plans for the year ended December 31, 2022 was as follows (in thousands, except as noted):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)

Outstanding at December 31, 2021	24	$291.60	8.4	$7,800
Granted	10	74.20	9.3
Expired	(1)	119.20
Outstanding at December 31, 2022	33	$233.40	7.9	$—
Vested and expected to vest December 31, 2022	32	$238.00	7.9	$—
Exercisable at December 31, 2022	16	$372.40	7.3	$—

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

Stock-Based Compensation Expense – Total stock-based compensation expense for the year ended 2023 was $0.7 million, which consisted of research and development expense of $0.2 million and general and administrative expense of $0.6 million. As of December 31, 2023, future stock-based compensation expense for all outstanding unvested options was $0.9 million, which is expected to be recognized over a weighted-average vesting period of 1.8 years. Total stock-based compensation expense for the year ended 2022 was $0.9 million, which consisted of research and development expense of $0.2 million and general and administrative expense of $0.7 million.

12.	Warrants

A summary of warrants outstanding and exercisable as of December 31, 2023 is as follows (in thousands, except as noted):

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Year Issued	Outstanding	Life	Price	Exercisable	Price
		(in years)	(per share)		(per share)
2018	6	0.2	384.00	6	384.00
2019	14	0.8	275.20	14	275.20
2022	40	4.4	15.20	40	15.20
2023	130	4.6	12.00	130	12.00
	190	4.1	$43.20	190	$43.20

13.	Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $1.0 million as of December 31, 2023, comprised of $0.8 million for the manufacture of the Company’s Grb2 drug substance and $0.2 million for testing services. The Company expects to incur $0.9 million of these commitments over the next 12 months.

14.	Leases

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

At the inception of an agreement, the Company determines if the agreement is a lease based on the unique facts and circumstances in each agreement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For agreements that contain a lease, the Company identifies lease and non-lease components, determines the consideration in the contract, determines whether the lease is an operating or financing lease and recognizes right of use (“ROU”) assets and lease liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable so the Company uses an incremental borrowing rate based on the information available at the lease commencement date, which represents an estimated rate that would be incurred to borrow over a similar term in a similar economic environment. The weighted average incremental borrowing rate utilized on its lease liabilities as of December 31, 2023 was 8.0%.

The Company’s current leases include options to renew which can impact the lease term. The exercise of these options is at its discretion and the Company does not include any of these options within the expected lease term as there is no reasonable certainty these options will be exercised. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis within its consolidated financial statements. The Company’s leases are included in ROU assets, current portion of lease liabilities and noncurrent lease liabilities in its consolidated balance sheet for the year ended December 31, 2023.

The following table summarizes the Company’s operating lease assets and liabilities:

	December 31,
	2023	2022

	(in thousands)
Assets:
Operating lease assets	$102	$198

Liabilities:
Current portion of lease liabilities	103	108
Noncurrent lease liabilities	10	113
Total operating lease liabilities	$113	$221

The following table summarizes the Company's lease related costs:

	December 31,
	2023	2022

	(in thousands)
Operating lease costs	$113	$115
Variable lease costs	10	5
Total lease costs	$123	$120

The Company made cash payments for its operating leases of $0.1 million for the year ended December 31, 2023.

The following table summarizes the Company's expected minimum lease payments:

As of December 31, 2023
(in thousands)
2024	$108
2025	11
Future minimum lease payments	119
Less: Interest	(6)
Present value of operating lease liabilities	$113

As of December 31, 2023, the weighted average remaining lease term was 1.0 years.

15.	Benefit Plan

The Company initiated a contribution savings plan under Section 401(k) of the Internal Revenue Code in 2016. Under the plan, all eligible employees may contribute up to the statutory allowable amount governed by the Internal Revenue Service for any calendar year. The Company makes matching contributions equal to 100% of the first 3% and 50% of the next 2% of each employee’s base salary up to the allowable amount, which is fully vested on the date the matching contributions are made. For the years ended December 31, 2023 and 2022, matching contributions totaled $52,000 and $37,000, respectively.

16.	Income Taxes

At December 31, 2023, the Company had a net operating loss carryforward for federal income tax purposes of $97.3 million, $35.8 million of which begins to expire in varying amounts in tax years 2026 through 2037. Approximately $61.5 million of net operating losses, incurred after December 31, 2017, carryforward indefinitely. Additionally, the Company has a research and development tax credit carryforward of $6.5 million for federal income tax purposes that begins to expire in varying amounts in tax year 2028. In connection with the Company’s equity transactions in 2007 and 2019, the Company determined that the utilization of net operating losses in future years may be subject to limitations by reason of an “ownership change” as defined under Section 382 of the Internal Revenue Code (IRC) (“Section 382 Limitation”). As a result of the Section 382 Limitation, the Company may not be able to fully utilize its net operating loss carry forwards and other tax credit carry forwards to offset future taxable income. Based on the Company’s estimated impact of the ownership change and Section 382 Limitation as of December 31, 2023, the net operating loss was reduced to $88.3 million, and the tax credits were reduced to $4.8 million for credits earned after the 2019 ownership change. During the year ended December 31, 2023, the Company raised additional equity capital and has yet to determine whether an ownership change occurred. If an ownership change is determined to have occurred in 2023, additional limitations on the Company’s net operating losses incurred prior to the ownership change may apply. Based on operations through December 31, 2023, the Company has estimated that the net operating loss and tax credits should be further reduced by providing a full valuation allowance against both.

In assessing the ability to realize its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers evidence such as the reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 in order to recognize deferred tax assets. As such, a valuation allowance has been recorded to offset the Company’s net deferred tax assets at December 31, 2023. The Company recorded an increase in the valuation allowance of $5.0 million for the year ended December 31, 2023.

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its net deferred tax assets at December 31, 2023 and 2022. The valuation allowance was $24.2 million and $19.1 million as of December 31, 2023 and 2022, respectively.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2023	2022

	(in thousands)
Deferred tax assets – non-current

Accrued bonuses	$22	$63
Accrued vacation	24	28
Net operating loss (NOL) carryover	18,550	15,818
Research & development tax credits	4,769	2,509
Share based expense	750	671
Other	3	3
Right of use lease liability	24	46
Fixed asset depreciation	50	44
Total deferred tax asset	24,192	19,182
Less: valuation allowance	(24,171)	(19,140)
Net deferred tax asset	21	42
Right of use asset	(21)	(42)
Net deferred tax asset	$—	$—

Reconciliation between income taxes at the statutory tax rate (21%) and the actual income tax provision for continuing operations follows:

	December 31,
	2023	2022

	(in thousands)
Loss before income taxes	$(16,078)	$(13,868)
Tax (benefit) at statutory tax rate	(3,376)	(2,912)
Effects of:
Exclusion of incentive stock option expense	74	80
R&D tax credits	(2,261)	844
Increase in valuation allowance	5,031	98
FMV of warrants	57	—
Section 382 limit - NOL	—	1,890
Other	475	—
Provision for income taxes	$—	$—

As of December 31, 2023, the Company had no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded as of the year ended December 31, 2023, and no interest or penalties have been accrued as of December 31, 2023 and 2022, respectively.

The Company’s open years for Internal Revenue Service (IRS) examination purposes due to normal statute of limitation are 2020, 2021 and 2022. However, since the Company has operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the IRC of 1986, as amended, in order to redetermine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction was claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss was claimed. The Company is not currently under examination by the IRS or any other taxing authorities.

17.	Subsequent Events

On February 22, 2024, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-20, and its common stock began trading on the spilt-adjusted basis on the Nasdaq Capital Market at the commencement of trading on February 23, 2024 (See Note 1).