Form 10-Q
period 2024-03-31
BIO-PATH HOLDINGS, INC.
filed 2024-05-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

At May 9, 2024, the Company had 1,656,235 outstanding shares of common stock, par value $0.001 per share.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our lack of significant revenue to date, our history of recurring operating losses and our expectation of future operating losses;
●	our need for substantial additional capital and our need to delay, reduce or eliminate our drug development and commercialization efforts if we are unable to raise additional capital;
●	the highly-competitive nature of the pharmaceutical and biotechnology industry and our ability to compete effectively;
●	the success of our plans to use collaboration arrangements to leverage our capabilities;
●	our ability to retain and attract key personnel;
●	the risk of misconduct of our employees, agents, consultants and commercial partners;
●	disruptions to our operations due to expansions of our operations;
●	the costs we would incur if we acquire or license technologies, resources or drug candidates;
●	risks associated with product liability claims;
●	our reliance on information technology systems and the liability or interruption associated with cyber-attacks or other breaches of our systems;
●	our ability to use net operating loss carryforwards;
●	provisions in our charter documents and state law that may prevent a change in control;
●	work slowdown or stoppage at government agencies could negatively impact our business;
●	the impact, risks and uncertainties related to global pandemics, including the COVID-19 pandemic, and actions taken by governmental authorities or others in connection therewith;
●	our need to complete extensive clinical trials and the risk that we may not be able to demonstrate the safety and efficacy of our drug candidates;
●	risks that our clinical trials may be delayed or terminated;
●	our ability to obtain domestic and/or foreign regulatory approval for our drug candidates;
●	changes in existing laws and regulations affecting the healthcare industry;
●	our reliance on third parties to conduct clinical trials for our drug candidates;
●	our ability to maintain orphan drug exclusivity for our drug candidates;
●	our reliance on third parties for manufacturing our clinical drug supplies;
●	risks associated with the manufacture of our drug candidates;
●	our ability to establish sales and marketing capabilities relating to our drug candidates;
●	market acceptance of our drug candidates;
●	third-party payor reimbursement practices;

●	our ability to adequately protect the intellectual property of our drug candidates;
●	infringement on the intellectual property rights of third parties;
●	costs and time relating to litigation regarding intellectual property rights;
●	our ability to adequately prevent disclosure by our employees or others of trade secrets and other proprietary information;
●	our need to raise additional capital;
●	the volatility of the trading price of our common stock;
●	our common stock being thinly traded;
●	our ability to issue shares of common or preferred stock without approval from our stockholders;
●	our ability to pay cash dividends;
●	costs and expenses associated with being a public company;
●	our ability to maintain effective internal controls over financial reporting; and
●	our ability to regain and maintain compliance with the listing standards of the Nasdaq Capital Market.

Please also refer to “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2023, “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and other reports or documents we file with the SEC for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of March 31,	As of December 31,
	2024	2023
Assets

Current assets
Cash	$188	$1,052
Prepaid drug product	632	632
Other current assets	817	1,358
Total current assets	1,637	3,042

Fixed assets
Furniture, fixtures & equipment	1,120	1,120
Less accumulated depreciation	(1,066)	(1,044)
	54	76

Right of use operating assets	77	102

Total Assets	$1,768	$3,220
Liabilities & Shareholders' (Deficit) Equity
Current liabilities
Accounts payable	$1,746	$457
Accrued expenses	1,984	1,346
Current portion of lease liabilities	82	103
Total current liabilities	3,812	1,906

Warrant liability	578	863

Noncurrent lease liabilities	3	10

Total Liabilities	4,393	2,779

Shareholders' (deficit) equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 754 and 398 shares issued and outstanding, respectively	1	1
Additional paid in capital	108,138	108,047
Accumulated deficit	(110,764)	(107,607)
Total shareholders' (deficit) equity	(2,625)	441
Total Liabilities & Shareholders' (Deficit) Equity	$1,768	$3,220

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Operating expenses

Research and development	$2,288	$3,989
General and administrative	1,407	1,303

Total operating expenses	3,695	5,292

Net operating loss	$(3,695)	$(5,292)

Other income
Change in fair value of warrant liability	538	—
Interest income	—	19

Total other income	538	19

Net loss	$(3,157)	$(5,273)

Net loss per share, basic and diluted	$(4.88)	$(13.25)

Basic and diluted weighted average number of common shares outstanding	647	398

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities

Net loss	$(3,157)	$(5,273)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	170	206
Amortization of right of use assets	25	23
Depreciation	22	22
Change in fair value of warrant liability	(538)	—
(Increase) decrease in operating assets
Prepaid drug product	—	1,191
Other current assets	541	(20)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,927	224
Lease liabilities	(28)	(26)

Net cash used in operating activities	(1,038)	(3,653)

Cash flow from financing activities

Net proceeds from sale of common stock	174	—

Net cash provided by financing activities	174	—

Net decrease in cash	(864)	(3,653)

Cash, beginning of period	1,052	10,384

Cash, end of period	$188	$6,731

Supplemental disclosure of non-cash activities

Non-cash operating activities
Right of use asset recognized in exchange for lease obligation	$—	$85

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	398	$1	$105,702	$(91,529)	$14,174

Issuance of common stock, net of fees	—	—	—	—	—
Stock-based compensation	—	—	206	—	206
Net loss	—	—	—	(5,273)	(5,273)

Balance at March 31, 2023	398	$1	$105,908	$(96,802)	$9,107

Balance at December 31, 2023	618	$1	$108,047	$(107,607)	$441

Issuance of common stock, net of fees	136	—	(79)	—	(79)
Stock-based compensation	—	—	170	—	170
Net loss	—	—	—	(3,157)	(3,157)

Balance at March 31, 2024	754	$1	$108,138	$(110,764)	$(2,625)

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2023. The results of operations for the period ended March 31, 2024 are not necessarily indicative of the results for a full-year period.

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

2.            Significant Accounting Policies

Net Loss Per Share – Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of March 31, 2024 and 2023, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three months ended March 31, 2024 and 2023. The calculation of diluted earnings per share for 2024 did not include 43,407 shares and 262,897 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of March 31, 2024 as the effect would be antidilutive. The calculation of diluted earnings per share for 2023 did not include 32,871 shares and 60,027 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of March 31, 2023 as the effect would be antidilutive.

Liquidity - The Company’s available cash and cash equivalents of $0.2 million at March 31, 2024 along with the net proceeds received from the March 2024 Registered Direct Offering, the March 2024 Private Placement and the At The Market Offering Agreement (see Notes 9 and 12) will not be sufficient to fund current liabilities and capital expenditure requirements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002, BP1003 and BP-1001A. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

3.            Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.6 million as of December 31, 2023 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial. Advanced payments remaining to be expensed total $0.6 million as of March 31, 2024.

4.            Other Current Assets

As of March 31, 2024, other current assets included prepaid expenses of $0.8 million, comprised primarily of prepayments of $0.5 million made for the Company’s clinical trial for BP1001-A in solid tumors. Additionally, the Company had prepaid expenses related to its insurance policies of $0.1 million, preclinical studies of $0.1 million and other prepaid expenses of $0.1 million. As of December 31, 2023, other current assets included prepaid expenses of $1.4 million, comprised primarily of prepayments of $0.9 million made for the Company’s clinical trials for BP1002 in AML and lymphoma and BP1001-A in solid tumors as well as prepaid insurance of $0.3 million, prepaid Delaware franchise tax of $0.1 million and other prepaid expenses of $0.1 million.

5.            Accounts Payable

As of March 31, 2024, current liabilities included accounts payable of $1.7 million, comprised primarily of expenses related to clinical trial expenses of $1.0 million, legal and patent fees of $0.4 million, audit fees of $0.2 million and other accounts payables of $0.1 million. As of December 31, 2023, current liabilities included accounts payable of $0.5 million, comprised primarily of expenses related to clinical trial expenses of $0.3 million, legal and patent fees of $0.1 million and other accounts payables of $0.1 million.

6.            Accrued Expense

As of March 31, 2024, current liabilities included accrued expenses of $2.0 million, comprised primarily of accrued clinical trial expenses of $1.4 million, employee vacation and bonus expenses of $0.2 million, legal and patent fees of $0.2 million, professional fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2023, current liabilities included accrued expenses of $1.3 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $0.8 million, accrued employee vacation and bonus expenses of $0.2 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million.

7.            Warrant Liability

In connection with the 2023 Public Offering and the 2024 March Registered Direct Offering (each as defined below), the Company issued the 2023 Warrants and the March 2024 Private Placement warrants (each as defined below, collectively, the “Warrants”). The Warrants contain a provision applicable in the event of a fundamental transaction whereby the volatility used to calculate the warrant exercise terms is fixed and meets the definition of a derivative.

Due to this provision and in accordance with ASC 815 Derivatives and Hedging, the Warrants were classified as a liability and recorded at fair value using the Black-Scholes valuation model. The estimated fair value of the warrant liability for the 2023 Warrants as of December 31, 2023, was $0.9 million. The estimated fair value of the warrant liability for the March 2024 Private Placement warrants on the closing date of the March 2024 Registered Direct Offering, March 27, 2024, was $0.3 million. As of March 31, 2024, the fair value of the warrant liability was $0.6 million. The net change in fair value of $0.5 million during the quarter is shown as other income on the Company’s Condensed Consolidated Statements of Operations. The Company will continue to measure the fair value of the Warrants each quarter until they are exercised or expire, and any change will be adjusted accordingly on the Company’s financial statements.

8.            Fair Value Measurements

In accordance with ASC 820, the Company uses various inputs to measure the Warrants on a recurring basis to determine the fair value of the liability. ASC 820 also establishes a hierarchy categorizing inputs into three levels used to measure and disclose fair value. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to unobservable inputs. An explanation of each level in the hierarchy is described below:

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table summarizes the Company’s Warrants measured at fair value within the hierarchy on a recurring basis as of March 31, 2024:

	Fair Value Measurements at
	March 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$578	$578

The following table summarizes the Company’s 2023 Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2023:

	Fair Value Measurements at
	December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$863	$863

The following table summarizes changes to the fair value of the Level 3 Warrants for the three months ended March 31, 2024:

Fair Value of
Warrant
Liability
(in thousands)
Balance at December 31, 2023	$863
Issuance	253
Change in fair value	(538)
Balance at March 31, 2024	$578

The Company utilized the Black-Scholes valuation model for estimating the fair value of the Warrants using the following assumptions as of March 31, 2024:

As of
March 31,
2024
Risk-free interest rate	4.20%
Expected volatility	104%
Expected term in years	4.6
Dividend yield	—%

f

9.            Stockholders’ Equity

Issuances of Common Stock - On August 3, 2023, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to a best efforts public offering of an aggregate of 3,500,000 shares of its common stock, together with warrants to purchase up to 3,500,000 shares of its common stock (the “2023 Warrants”), for gross proceeds of approximately $2.1 million (the “2023 Public Offering”). The 2023 Public Offering was made pursuant to a registration statement on Form S-1, as amended (File No. 333-272879), which was declared effective by the SEC on August 2, 2023. The 2023 Public Offering closed on August 7, 2023. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.7 million.

On March 25, 2024, the Company entered into a securities purchase agreement with a certain institutional and accredited investor pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 75,000 shares of its common stock for gross proceeds of approximately $0.3 million under the base prospectus contained in the 2022 Shelf Registration Statement and a related prospectus supplement filed with the SEC on March 27, 2024 (the “March 2024 Registered Direct Offering”). In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investor warrants to purchase up to 75,000 shares of its common stock at an exercise price of $3.865 per share (the “March 2024 Private Placement”). The

March 2024 Registered Direct Offering and the March 2024 Private Placement closed on March 27, 2024. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $0.2 million.

Stockholders’ (Deficit) Equity totaled ($2.6) million as of March 31, 2024 compared to $0.4 million as of December 31, 2023. There were 753,795 shares of common stock issued and outstanding as of March 31, 2024. There were no shares of preferred stock issued and outstanding as of March 31, 2024.

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

Stock-based compensation expense for each of the three months ended March 31, 2024 and 2023 was $0.2 million. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the three months ended March 31, 2024 and 2023 was $0.1 million and $0.2 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended March 31, 2024 and 2023 was $40,000 and $49,000, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted. There were no options granted in the three months ended March 31, 2024 and 2023.

The following summary represents option activity under the Company’s stock-based compensation plans for the three months ended March 31, 2024:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2023	43	$161.20
Outstanding at March 31, 2024	43	$160.78
Vested and expected to vest March 31, 2024	43	$162.03
Exercisable at March 31, 2024	27	$224.38

As of March 31, 2024, outstanding stock options did not have any aggregate intrinsic value. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2024. This amount changes based on the fair value of the Company’s stock.

As of March 31, 2024, unamortized stock-based compensation expense for all outstanding options was $0.7 million, which is expected to be recognized over a weighted average vesting period of 1.6 years.

11.            Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $1.0 million as of March 31, 2024, comprised of $0.8 million for manufacture of the Company’s Grb2 drug substance and $0.2 million for testing services. The Company expects to incur $0.1 million of these commitments over the next 12 months.

12.            Subsequent Events

At-The-Market Offering Agreement – On April 4, 2024, the Company entered into an At-The-Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of its common stock. Under the Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, as amended, or any other method permitted by law, including in privately negotiated transactions. The Company or Wainwright may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses. On April 4, 2024, in connection with the execution of the Offering Agreement, the Company filed with the SEC a prospectus supplement (the “Initial ATM Prospectus Supplement”) to the base prospectus contained in the Company’s Registration Statement on Form S-3 (File No. 333-265282), which was declared effective by the SEC on June 14, 2022 (the “2022 Shelf Registration Statement”), which Initial ATM Prospectus Supplement related to the offering of up to $2.0 million of shares of the Company’s common stock under the Offering Agreement. Subsequent to entering into the Offering Agreement, the Company offered and sold 436,511 shares of its common stock for gross proceeds of approximately $2.0 million and terminated the offering under the Initial ATM Prospectus Supplement on April 19, 2024. The net proceeds from such offering, after deducting commissions and the Company’s offering expenses, were approximately $1.9 million. On April 19, 2024, the Company determined to increase the amount of shares available for sale under the Offering Agreement, up to an additional aggregate offering price of approximately $1.1 million, which shares are being offered and sold pursuant to the 2022 Shelf Registration Statement and a prospectus supplement and accompanying prospectus filed with the SEC on April 19, 2024 (the “Subsequent ATM Prospectus Supplement”). As of May 14, 2024, we have offered and sold 90,929 shares of common stock under the Subsequent ATM Prospectus Supplement for gross proceeds of approximately $0.3 million. The net proceeds from such offering, after deducting commissions and the Company’s offering expenses, were approximately $0.2 million.

April 2024 Registered Direct Offering and April 2024 Private Placement – On April 18, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 375,000 shares of our common stock for gross proceeds of approximately $1.2 million under the base prospectus contained in the 2022 Shelf Registration Statement and a related prospectus supplement filed with the SEC on April 19, 2024 (the “April 2024 Registered Direct Offering”). In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors warrants to purchase up to 375,000 shares of its common stock at an exercise price of $3.10 per share (the “April 2024 Private Placement”). The April 2024 Registered Direct Offering and the April 2024 Private Placement closed on April 19, 2024. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K as of the fiscal year ended December 31, 2023. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2023, the matters discussed in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

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

Our approved amended Stage 2 for this Phase 2 clinical trial currently has three cohorts of patients. The first two cohorts will treat patients with the triple combination of prexigebersen, decitabine and venetoclax. The first cohort will include newly diagnosed

AML patients, and the second cohort will include relapsed/refractory AML patients. Finally, the third cohort will treat relapsed/refractory AML patients, who are venetoclax-resistant or -intolerant, with the two-drug combination of prexigebersen and decitabine. The full trial design plans have approximately 98 evaluable patients for the first cohort having newly diagnosed AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax-resistant or -intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at up to ten clinical sites in the U.S., and Gail J. Roboz, MD, is the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is a professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College of Cornell University (the “Weill Medical College”) and the New York-Presbyterian Hospital in New York City. On August 13, 2020, we announced the enrollment and dosing of the first patient in this approved amended Stage 2 of the Phase 2 clinical trial.

The safety run-in of Stage 2 of the Phase 2 clinical study was successfully completed, and the preliminary data was presented at the 2021 ASH Annual Meeting. In the safety run-in of the triple combination, six evaluable patients were treated with the combination of prexigebersen, decitabine and venetoclax. These patients included four relapsed/refractory AML patients, and two newly diagnosed AML patients. Five patients (83%) responded to treatment, including four (67%) achieving CR/CRi/MLFS and one (17%) achieving partial remission (“PR”). Recent publications provide that response (CR + CRi) rates to combination treatment with decitabine and venetoclax (but without prexigebersen) are 12 to 52% for relapsed/refractory AML patients, depending on the length of treatment (12% for patients treated with venetoclax in combination with decitabine for five days and 42% to 52% for patients treated with venetoclax in combination with decitabine for 10 days), and 0 to 39% for relapsed/refractory secondary AML patients. Response rates to frontline treatment with decitabine and venetoclax (but without prexigebersen) are 54 to 74% for newly diagnosed AML patients. These preliminary data showed the treatment was well-tolerated and there were no dose limiting toxicities attributed to prexigebersen. Three patients remained on treatment for more than one cycle.

On August 1, 2023, we announced interim data for the first two cohorts of the amended Stage 2 of the Phase 2 clinical trial. Fourteen newly diagnosed patients were evaluable in the first cohort and treated with at least one cycle of the prexigebersen, decitabine and venetoclax combination therapy. All patients in the first cohort (median age 75) were adverse risk by 2017 European LeukemiaNet (“ELN”) guidelines (n=10) or secondary AML (n=4). Prexigebersen was well-tolerated, and adverse events (“AEs”) were generally consistent with decitabine and venetoclax treatment and/or for AML. Twelve of the 14 evaluable patients (86%) achieved CR/CRi and two (14%) achieved PR. In total, 100% of the evaluable patients had a response to treatment. The CR/CRi rate of 86% for the evaluable patients in the first cohort is significantly higher than the range of CR/CRi rates of 54 to 74% for newly diagnosed patients treated with the frontline combination treatment of decitabine and venetoclax from the publications described above. Fourteen refractory/relapsed evaluable AML patients in the second cohort were treated with at least one cycle of the prexigebersen, decitabine and venetoclax combination therapy. Substantially all of the patients in the second cohort (median age 56.5) were adverse risk by 2017 ELN guidelines (n=11) or secondary AML (n=2). Prexigebersen was well-tolerated, and AEs were generally consistent with decitabine and venetoclax treatment and/or for AML. Eight of the 14 evaluable refractory/relapsed patients (57%) achieved CR/CRi, two (14%) achieved PR and two (22%) achieved stable disease. In total, 93% of the evaluable patients in the second cohort had a response to treatment. The CR/CRi rate of 57% for the evaluable refractory and relapsed patients in the second cohort is significantly higher than the range of CR/CRi rates of 12 to 52% for refractory/relapsed patients treated with the combination treatment of decitabine and venetoclax from the publications described above. Based on this interim data, we currently plan to pursue FDA expedited programs for Fast Track designation, and we are evaluating whether to seek to expand Stage 2 of the Phase 2 clinical trial in Europe.

Grb2 is involved in activating the RAS/ERK pathway for cell growth. By blocking the cell’s ability to produce Grb2, prexigebersen treatment may limit cell growth. In obesity, two such pathways are related to leptin and insulin. Activation of leptin or insulin receptors can stimulate the RAS/ERK pathway via Grb2. We believe development of prexigebersen for the treatment for obesity and obesity-related cancers could be accelerated given the large amount of safety data from prexigebersen treatment of leukemia patients and the continued unmet medical need. The Company expects to evaluate prexigebersen for the treatment of obesity as soon as corporate resources are sufficient.

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

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant leukemia and lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research (“AACR”) Annual Meeting. A Phase 1/1b clinical trial to investigate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients, is being studied. A recent study found that AML patients who had relapsed from frontline venetoclax-based treatment had a very poor prognosis, with a median survival of less than three months. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, The University of Texas MD Anderson Cancer Center (“MD Anderson”), Scripps Health and The University of California at Los Angeles Cancer Center. On December 14, 2023, we announced the successful completion of the first dose cohort of the dose escalation portion of the Phase 1/1b clinical trial of BP1002; and on April 18, 2024, we announced the successful completion of the second dose cohort. The testing of these two dose levels is now complete and the clinical trial will pause for a brief data review by the FDA, and then we expect that dose testing will continue at the next planned higher dose of 60 mg/m2. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days. The Phase 1b portion of the study is expected to commence after completion of BP1002 monotherapy cohorts and will assess the safety and efficacy of BP1002 in combination with decitabine in refractory/relapsed AML patients.

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

In addition, a modified product named BP1001-A, our fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. A BP1001-A Phase 1/1b clinical trial in patients with advanced or recurrent solid tumors has been initiated. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including MD Anderson, Karmanos Cancer Institute, Mary Crowley Cancer Research and Holy Cross Hospital, Maryland. On July 17, 2023, we announced completion of the first cohort of the dose escalation portion of the Phase 1/1b clinical trial. A total of nine evaluable patients are scheduled to be treated with BP1001-A monotherapy in a standard 3+3 dose escalation design. The first dose cohort consisted of a starting dose of 60 mg/m2, and there were no dose limiting toxicities. Enrollment is now open for patients for the second dose cohort of 90 mg/m2. The Phase 1b portion of the study is expected to commence after successful completion of BP1001-A monotherapy cohorts and is intended to assess the safety and efficacy of BP1001-A in combination with paclitaxel in patients with recurrent ovarian or endometrial tumors. Phase 1b studies are also expected to be opened in combination with gemcitabine in Stage 4 pancreatic cancer and combination therapy in breast cancer.

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

We are developing a molecular biomarker package to accompany prexigebersen treatment, the goal of which is to identify patients with a genetic profile more likely to respond to treatment thereby improving probability of success for this program. The emerging role of biomarkers has been enhancing cancer development over the past decade and has become a more common companion to many cancer development programs. We expect to develop molecular biomarker packages to accompany our new programs.

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

As of March 31, 2024, we had an accumulated deficit of $110.7 million. Our net loss was $3.1 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

On February 22, 2024, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-20, and our common stock began trading on the spilt-adjusted basis on the Nasdaq Capital Market at the commencement of trading on February 23, 2024. As a result of the reverse stock split, approximately 61,000 shares were added to our total shares outstanding due to rounding fractional shares of common stock up to a whole share of common stock. All common stock share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to give effect to the 1-for-20 reverse stock split.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Revenue. We had no revenue for each of the three months ended March 31, 2024 and 2023.

Research and Development Expense. Our research and development expense for the three months ended March 31, 2024 was $2.3 million, a decrease of $1.7 million compared to the three months ended March 31, 2023. The decrease in research and development expense was primarily due to decreased manufacturing expenses related to drug product releases partially offset by an increase in expense related to our clinical trial for BP1002 in lymphoma due to increased patient enrollment in the first quarter of 2024. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development expense	$2,248	$3,940
Non-cash stock-based compensation expense	40	49
Total research and development expense	$2,288	$3,989

General and Administrative Expense. Our general and administrative expense for the three months ended March 31, 2024 was $1.4 million, an increase of $0.1 compared to the three months ended March 31, 2023. The increase in general and administrative expense was primarily due to increased legal fees. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2024	2023
General and administrative expense	$1,277	$1,146
Non-cash stock-based compensation expense	130	157
Total general and administrative expense	$1,407	$1,303

Net Operating Loss. Our net loss from operations for the three months ended March 31, 2024 was $3.7 million, a decrease of $1.6 million compared to the three months ended March 31, 2023.

Change in Fair Value of Warrant Liability: The change in fair value of the warrant liability for the three months ended March 31, 2024 resulted in non-cash income of $0.5 million.

Net Loss. Our net loss for the three months ended March 31, 2024 was $3.2 million, a decrease of $2.1 million compared to the three months ended March 31, 2023.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended March 31, 2024 was $4.88, compared to $13.25 for the three months ended March 31, 2023. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $0.2 million as of March 31, 2024, a decrease of $0.9 million compared to December 31, 2023. We do not believe that our available cash at March 31, 2024, along with the net proceeds received from the March 2024 Registered Direct Offering, the March 2024 Private Placement and the At The Market Offering Agreement will be sufficient to fund current liabilities and capital expenditure requirements. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above to meet its planned obligations and pay its liabilities.

Cash Flows

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2024 was $1.0 million. Excluding non-cash change in fair value of the warrant liability of $0.5 million and stock-based compensation expense of $0.2 million, net cash used in operating activities for the three months ended March 31, 2024 consisted primarily of the net loss for the period of $3.2 million and a decrease of $0.5 million in other current assets. These are partially offset by an increase of $1.9 million in operating liabilities. Net cash used in operating activities for the three months ended March 31, 2023 was $3.7 million. Excluding non-cash stock-based compensation expense of $0.2 million, net cash used in operating activities for the three months ended March 31, 2023 consisted primarily of the net loss for the period of $5.3 million, a decrease in prepaid drug product of $1.2 million and an increase in operating liabilities of $0.2 million.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2024 was $0.2 million from the March 2024 Registered Direct Offering (as defined below). There were no financing activities for the three months ended March 31, 2023.

2022 Shelf Registration Statement

On May 27, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2022 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $110.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, (ii) up to $9.0 million of our common stock under our At-The-Market Offering Agreement (the “Offering Agreement”), dated as of July 13, 2020, with H. C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we could offer and sell, from time to time, through or to Wainwright, shares of our common stock, which $9.0 million was subsequently reduced to $3.0 million pursuant to a prospectus supplement filed with the SEC on July 29, 2022, and (iii) up to 11,895 shares of our common stock pursuant to the exercise of warrants outstanding on May 27, 2022. The $3.0 million of our common stock that could previously be offered, issued and sold under the Offering Agreement was included in the $110.0 million of our securities that may be offered, issued and sold. On December 7, 2022, we received written notice from Wainwright that Wainwright had elected, pursuant to Section 8(b) of to terminate the Offering Agreement effective as of December 7, 2022, at which time all $3.0 million of shares of our common stock remained available for sale thereunder. As a result of the termination of the Offering Agreement, we will not offer or sell any additional shares of our common stock thereunder, and the entire $3.0 million of shares of our common stock previously available for sale under the Offering Agreement will be available for sale in other offerings pursuant to the 2022 Shelf Registration Statement. Because our public float is less than $75.0 million, our ability to offer and sell any securities under the 2022 Shelf Registration Statement is currently limited pursuant to Instruction I.B.6 to Form S-3. For so long as our public float is less than $75.0 million, the aggregate market value of securities we sell pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of our public float. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

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

March 2024 Registered Direct Offering and March 2024 Private Placement

In addition, on March 25, 2024, we entered into a securities purchase agreement with a certain institutional and accredited investor pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 75,000 shares of our common stock for gross proceeds of approximately $0.3 million under the base prospectus contained in the 2022 Shelf Registration Statement and a related prospectus supplement filed with the SEC on March 27, 2024 (the “March 2024 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investor warrants to purchase up to 75,000 shares of our common stock at an exercise price of $3.865 per share (the “March 2024 Private Placement”). The March 2024 Registered Direct Offering and the March 2024 Private Placement closed on March 27, 2024. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $0.2 million.

At the Market Offering

On April 4, 2024, we entered into the At The Market Offering Agreement with Wainwright, as sales agent, pursuant to which we may offer and sell, from time to time, through Wainwright, shares of our common stock. Under the At The Market Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, as amended, or any other method permitted by law, including in privately negotiated transactions. We or Wainwright may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. We will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the At The Market Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. We are subject to certain restrictions on our ability to offer and sell shares of our common stock under the At The Market Offering Agreement. On April 4, 2024, in connection with the execution of the At The Market Offering Agreement, we filed with the SEC a prospectus supplement (the “Initial ATM Prospectus Supplement”) to the base prospectus contained in the 2022 Shelf Registration Statement, which Initial ATM Prospectus Supplement related to the offering of up to $2.0 million of shares of the Company’s common stock under the At The Market Offering Agreement. Subsequent to entering into the Offering Agreement, we offered and sold 436,511 shares of common stock for gross proceeds of approximately $2.0 million and terminated the offering under the Initial ATM Prospectus Supplement on April 19, 2024. The net proceeds from such offering, after deducting commissions and our offering expenses, were approximately $1.9 million. On April 19, 2024, we determined to increase the amount of shares available for sale under the At The Market Offering Agreement, up to an additional aggregate offering price of approximately $1.1 million, which shares are being offered and sold pursuant to the 2022 Shelf Registration Statement and a prospectus supplement and accompanying prospectus filed with the SEC on April 19, 2024 (the “Subsequent ATM Prospectus Supplement”). As of May 14, 2024, we have offered and sold 90,929 shares of common stock under the Subsequent ATM Prospectus Supplement for gross proceeds of approximately $0.3 million. The net proceeds from such offering, after deducting commissions and the Company’s offering expenses, were approximately $0.2 million.

April 2024 Registered Direct Offering and April 2024 Private Placement

On April 18, 2024, we entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 375,000 shares of our common stock for gross proceeds of approximately $1.2 million under the base prospectus contained in the 2022 Shelf Registration Statement and a related prospectus supplement filed with the SEC on April 19, 2024 (the “April 2024 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors warrants to purchase up to 375,000 shares of our common stock at an exercise price of $3.10 per share (the “April 2024 Private Placement”). The April 2024 Registered Direct Offering and the April 2024 Private Placement closed on April 19, 2024. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $1.0 million.

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen, BP1002, BP1003 and BP1001-A. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2023. For more information, see Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. There have been no significant changes to our critical accounting policies from those disclosed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of the year ended December 31, 2023.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

On March 12, 2024, we received a deficiency letter from the Listing Qualifications Department of Nasdaq (“Nasdaq”) notifying the Company that it is not in compliance with the minimum stockholders’ equity requirement of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(2)(A), the Company has 45 calendar days, or until April 26, 2024, to submit a plan to Nasdaq to regain compliance (the “Compliance Plan”) with the Stockholders’ Equity Requirement. If the Compliance Plan is accepted, Nasdaq can grant an extension of up to 180 days from the date of the letter for the Company to evidence compliance. If the Compliance Plan is not accepted, Nasdaq could provide written notification to the Company that its common stock may be delisted. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel (the “Panel”). If the Company timely appeals, it would remain listed pending the Panel’s decision. There can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the Panel, such appeal would be successful.

The Company is considering available options to regain compliance with the Stockholders’ Equity Requirement. However, there can be no assurance that the Company will be successful in developing the Compliance Plan, that the Compliance Plan will be accepted by Nasdaq, or even if it is accepted, that the Company will ultimately be able to regain compliance with the Stockholders’ Equity Requirement within the allotted extension period, which may be less than 180 calendar days.

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

3.5	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
3.6	Amendment No. 1 to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2024).
4.2	Form of Placement Agent Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 26, 2024).
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 19, 2024).
4.4	Form of Placement Agent Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 19, 2024).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2024).
10.2

At The Market Offering Agreement, dated as of April 4, 2024, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2024).

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2024).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 14, 2024	BIO-PATH HOLDINGS, INC.

		By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)