Form 10-Q
period 2024-06-30
BIO-PATH HOLDINGS, INC.
filed 2024-08-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

At August 8, 2024, the Company had 2,552,190 outstanding shares of common stock, par value $0.001 per share.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of June 30,	As of December 31,
	2024	2023
	(unaudited)
Assets

Current assets
Cash	$4,006	$1,052
Prepaid drug product	274	632
Other current assets	739	1,358
Total current assets	5,019	3,042

Fixed assets
Furniture, fixtures & equipment	1,120	1,120
Less accumulated depreciation	(1,072)	(1,044)
	48	76

Right of use operating assets	51	102

Total Assets	$5,118	$3,220
Liabilities & Shareholders' Equity
Current liabilities
Accounts payable	$766	$457
Accrued expenses	2,189	1,346
Current portion of lease liabilities	55	103
Total current liabilities	3,010	1,906

Warrant liability	817	863

Noncurrent lease liabilities	—	10

Total Liabilities	3,827	2,779

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 2,283 and 618 shares issued and outstanding, respectively	2	1
Additional paid in capital	113,922	108,047
Accumulated deficit	(112,633)	(107,607)
Total shareholders' equity	1,291	441
Total Liabilities & Shareholders' Equity	$5,118	$3,220

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses

Research and development	$1,873	$3,051	$4,161	$7,040
General and administrative	1,165	1,191	2,572	2,494

Total operating expenses	3,038	4,242	6,733	9,534

Net operating loss	$(3,038)	$(4,242)	$(6,733)	$(9,534)

Other income
Change in fair value of warrant liability	1,163	—	1,701	—
Interest income	6	8	6	27

Total other income	1,169	8	1,707	27

Net loss	$(1,869)	$(4,234)	$(5,026)	$(9,507)

Net loss per share, basic and diluted	$(1.16)	$(10.64)	$(4.45)	$(23.89)

Basic and diluted weighted average number of common shares outstanding	1,612	398	1,130	398

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities

Net loss	$(5,026)	$(9,507)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	311	376
Amortization of right of use assets	51	47
Depreciation	28	44
Change in fair value of warrant liability	(1,701)	—
(Increase) decrease in operating assets
Prepaid drug product	358	2,518
Other current assets	619	(102)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,152	(263)
Lease liabilities	(58)	(53)

Net cash used in operating activities	(4,266)	(6,940)

Cash flow from financing activities

Net proceeds from sale of common stock	7,220	—

Net cash provided by financing activities	7,220	—

Net increase (decrease) in cash	2,954	(6,940)

Cash, beginning of period	1,052	10,384

Cash, end of period	$4,006	$3,444

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2023	398	$1	$105,908	$(96,802)	$9,107

Stock-based compensation	—	—	170	—	170
Net loss	—	—	—	(4,234)	(4,234)

Balance at June 30, 2023	398	$1	$106,078	$(101,036)	$5,043

Balance at March 31, 2024	754	$1	$108,138	$(110,764)	$(2,625)

Issuance of common stock and warrants, net of fees and warrant liability	1,529	1	5,643	—	5,644
Stock-based compensation	—	—	141	—	141
Net loss	—	—	—	(1,869)	(1,869)

Balance at June 30, 2024	2,283	$2	$113,922	$(112,633)	$1,291

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	398	$1	$105,702	$(91,529)	$14,174

Stock-based compensation	—	—	376	—	376
Net loss	—	—	—	(9,507)	(9,507)

Balance at June 30, 2023	398	$1	$106,078	$(101,036)	$5,043

Balance at December 31, 2023	618	$1	$108,047	$(107,607)	$441

Issuance of common stock and warrants, net of fees and warrant liability	1,665	1	5,564	—	5,565
Stock-based compensation	—	—	311	—	311
Net loss	—	—	—	(5,026)	(5,026)

Balance at June 30, 2024	2,283	$2	$113,922	$(112,633)	$1,291

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2023. The results of operations for the period ended June 30, 2024 are not necessarily indicative of the results for a full-year period.

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

2.            Significant Accounting Policies

Net Loss Per Share – Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of June 30, 2024 and 2023, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three and six months ended June 30, 2024 and 2023. The calculation of diluted earnings per share for 2024 did not include 43,393 shares and 5,848,679 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of June 30, 2024 as the effect would be antidilutive. The calculation of diluted earnings per share for 2023 did not include 878,408 shares and 1,200,531 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of June 30, 2023 as the effect would be antidilutive.

Liquidity - The Company’s available cash and cash equivalents of $4.0 million at June 30, 2024 will not be sufficient to fund liquidity and capital expenditure requirements for the next 12 months from the date of issuance of these consolidated financial statements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002, BP1003 and BP-1001A. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

3.            Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.6 million as of December 31, 2023 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial. The Company recognized certain expenses during the first six months of 2024, with advanced payments remaining to be expensed totaling $0.3 million as of June 30, 2024.

4.            Other Current Assets

As of June 30, 2024, other current assets included prepaid expenses of $0.7 million, comprised primarily of prepayments of $0.7 million made for the Company’s clinical trial for BP1001-A in solid tumors. As of December 31, 2023, other current assets included prepaid expenses of $1.4 million, comprised primarily of prepayments of $0.9 million made for the Company’s clinical trials for BP1002 in AML and lymphoma and BP1001-A in solid tumors as well as prepaid insurance of $0.3 million, prepaid Delaware franchise tax of $0.1 million and other prepaid expenses of $0.1 million.

5.            Accounts Payable

As of June 30, 2024, current liabilities included accounts payable of $0.8 million, comprised primarily of expenses related to clinical trial expenses of $0.6 million, legal and patent fees of $0.1 million and other accounts payables of $0.1 million. As of December 31, 2023, current liabilities included accounts payable of $0.5 million, comprised primarily of expenses related to clinical trial expenses of $0.3 million, legal and patent fees of $0.1 million and other accounts payables of $0.1 million.

6.            Accrued Expense

As of June 30, 2024, current liabilities included accrued expenses of $2.2 million, comprised primarily of accrued clinical trial expenses of $1.5 million, employee vacation and bonus expenses of $0.3 million, expenses related to the Company’s recent financing activity of $0.2 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2023, current liabilities included accrued expenses of $1.3 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $0.8 million, accrued employee vacation and bonus expenses of $0.2 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million.

7.            Warrant Liability

In connection with the 2023 Public Offering, the 2024 March Registered Direct Offering and the 2024 April Registered Direct Offering (each as defined below), the Company issued the 2023 Warrants, the March 2024 Private Placement warrants and the April 2024 Private Placement warrants (each as defined below, collectively, the “Warrants”). The Warrants contain a provision applicable in the event of a fundamental transaction whereby the volatility used to calculate the warrant exercise terms is fixed and meets the definition of a derivative.

Due to this provision and in accordance with ASC 815 Derivatives and Hedging, the Warrants were classified as a liability and recorded at fair value using the Black-Scholes valuation model. The estimated fair value of the warrant liability for the 2023 Warrants as of December 31, 2023, was $0.9 million. The estimated fair value of the warrant liability for the March 2024 Private Placement warrants on the closing date of the March 2024 Registered Direct Offering, March 27, 2024, was $0.3 million. The estimated fair value of the warrant liability for the April 2024 Private Placement warrants on the closing date of the April 2024 Registered Direct Offering, April 19, 2024, was $1.4 million. As of June 30, 2024, the fair value of the total warrant liability was $0.8 million. The net change in fair value for the three and six months ended, June 30, 2024 was $1.2 million and $1.7 million, respectively, and are shown as other income on the Company’s Condensed Consolidated Statements of Operations. The Company will continue to measure the fair value of the Warrants each quarter until they are exercised or expire, and any change will be adjusted accordingly on the Company’s financial statements.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table summarizes the Company’s Warrants measured at fair value within the hierarchy on a recurring basis as of June 30, 2024:

	Fair Value Measurements at
	June 30, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$817	$817

The following table summarizes the Company’s 2023 Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2023:

	Fair Value Measurements at
	December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$863	$863

The following table summarizes changes to the fair value of the Level 3 Warrants for the six months ended June 30, 2024:

Fair Value of
Warrant
Liability
(in thousands)
Balance at December 31, 2023	$863
Issuance	1,655
Change in fair value	(1,701)
Balance at June 30, 2024	$817

The Company utilized the Black-Scholes valuation model for estimating the fair value of the Warrants using the following assumptions as of June 30, 2024:

As of
June 30,
2024
Risk-free interest rate	4.35%
Expected volatility	108%
Expected term in years	4.6
Dividend yield	—%

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

On April 4, 2024, the Company entered into the At The Market Offering Agreement with Wainwright, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of its common stock. Under the At The Market Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, as amended, or any other method permitted by law, including in privately negotiated transactions. The Company or Wainwright may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the At The Market Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses. The Company is subject to certain restrictions on its ability to offer and sell shares of its common stock under the At The Market Offering Agreement. On April 4, 2024, in connection with the execution of the At The Market Offering Agreement, the Company filed with the SEC a prospectus supplement (the “Initial ATM Prospectus Supplement”) to the base prospectus contained in the 2022 Shelf Registration Statement, which Initial ATM Prospectus Supplement related to the offering of up to $2.0 million of shares of the Company’s common stock under the At The Market Offering Agreement. Subsequent to entering into the Offering Agreement, the Company offered and sold 436,511 shares of common stock for gross proceeds of approximately $2.0 million and terminated the offering under the Initial ATM Prospectus Supplement on April 19, 2024. The net proceeds from such offering, after deducting commissions and its offering expenses, were approximately $1.8 million.

On April 18, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 375,000 shares of its common stock for gross proceeds of approximately $1.2 million under the base prospectus contained in the 2022 Shelf Registration Statement and a related prospectus supplement filed with the SEC on April 19, 2024 (the “April 2024 Registered Direct Offering”). In a concurrent private placement, the Company also agreed pursuant to the securities purchase agreement to issue to such investors warrants to purchase up to 375,000 shares of its common stock at an exercise price of $3.10 per share (the “April 2024 Private Placement”). The April 2024 Registered Direct Offering and the April 2024 Private Placement closed on April 19, 2024. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $0.9 million.

On April 19, 2024, the Company determined to increase the number of shares available for sale under the At The Market Offering Agreement, up to an additional aggregate offering price of approximately $1.1 million, which shares are being offered and sold pursuant to the 2022 Shelf Registration Statement and a prospectus supplement and accompanying prospectus filed with the SEC on April 19, 2024 (the “Subsequent ATM Prospectus Supplement”). As of June 30, 2024, the Company has offered and sold 334,929 shares of common stock under the Subsequent ATM Prospectus Supplement for gross proceeds of approximately $1.1 million. The net proceeds from such offering, after deducting commissions and the Company’s offering expenses, were approximately $1.0 million.

On June 3, 2024, the Company entered into a securities purchase agreement with a certain institutional and accredited investor pursuant to which the Company agreed to sell, in a private placement, an aggregate of (i) 180,000 shares of its common stock, (ii) pre-funded warrants to purchase up to 1,629,955 shares of its common stock at an exercise price of $0.001 per share, (iii) series A warrants to purchase up to 1,809,955 shares of its common stock at an exercise price of $2.00 per share and (iv) series B warrants to purchase up to 1,809,955 shares of its common stock at an exercise price of $2.00 per share for gross proceeds of approximately $4.0 million (the “June 2024 PIPE”). The June 2024 PIPE closed on June 5, 2024. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercises of the warrants issued in the offering, were approximately $3.3 million.

Stockholders’ Equity totaled $1.3 million as of June 30, 2024 compared to $0.4 million as of December 31, 2023. There were 2,283,190 shares of common stock issued and outstanding as of June 30, 2024. There were no shares of preferred stock issued and outstanding as of June 30, 2024.

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

Stock-based compensation expense for the three months ended June 30, 2024 and 2023 was $0.1 million and $0.2 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the three months ended June 30, 2024 and 2023 was $0.1 million. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended June 30, 2024 and 2023 was $40,000 and $43,000, respectively.

Stock-based compensation expense for the six months ended June 30, 2024 and 2023 was $0.3 million and $0.4 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the six months ended June 30, 2024 and 2023 was $0.2 million and $0.3 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for each of the six months ended June 30, 2024 and 2023 was $0.1 million.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted. There were no options granted in the six months ended June 30, 2024 and 2023.

The following summary represents option activity under the Company’s stock-based compensation plans for the six months ended June 30, 2024:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2023	43	$161.20
Outstanding at June 30, 2024	43	$157.54
Vested and expected to vest June 30, 2024	43	$158.50
Exercisable at June 30, 2024	31	$196.82

As of June 30, 2024, outstanding stock options did not have any aggregate intrinsic value. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. This amount changes based on the fair value of the Company’s stock.

As of June 30, 2024, unamortized stock-based compensation expense for all outstanding options was $0.6 million, which is expected to be recognized over a weighted average vesting period of 1.5 years.

11.            Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $0.2 million as of June 30, 2024, comprised of $0.1 million for testing services and $0.1 million for manufacturing development. The Company expects to incur $0.1 million of these commitments over the next 12 months.

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

On June 3, 2024, we announced additional interim data for the first two cohorts of the amended Stage 2 of the Phase 2 clinical trial. In Cohort 1, 31 newly diagnosed patients were enrolled; 20 evaluable patients with a median age of 75 years, treated with at least one cycle of prexigebersen, decitabine and venetoclax, had adverse-risk or secondary AML evolved from myelodysplastic syndromes, chronic myelomonocytic leukemia or treatment-related AML. Fifteen patients (75%) achieved complete remission, CR with partial recovery of peripheral blood counts (“CRh”), or CRi. Two patients achieved PR and two patients achieved stable disease. In Cohort 2, 38 relapsed/refractory patients were enrolled; 23 evaluable patients with a median age of 63 years, treated with at least one cycle of prexigebersen, decitabine and venetoclax, had adverse-risk or secondary AML. Twelve patients (55%) achieved CR/CRi/CRh, one patient achieved PR, eight patients achieved stable disease and one patient had treatment failure. Among the evaluable patients of both cohorts, adverse events were consistent with those expected with decitabine and venetoclax and/or AML, including fatigue (72%), anemia (60%) and neutropenia (49%), while the most frequent severe adverse events were febrile neutropenia (26%) and sepsis (5%). The interim analysis data was selected as an oral presentation in the 2024 American Society of Clinical Oncology (“ASCO”) Annual Meeting and as a poster presentation in the 2024 European Hematology Association (“EHA”) Annual Meeting. Based on this interim data, we expect to continue enrollment of up to 98 and 54 evaluable patients for Cohorts 1 and

2, respectively and plan to pursue FDA expedited programs for Fast Track designation. We are evaluating whether to seek to expand Stage 2 of the Phase 2 clinical trial in Europe.

On July 8, 2024, we announced that the study is currently paused for an interim analysis, amendment preparation and FDA review. We expect to complete enrollment in cohorts 1 and 2 of the study over the next eighteen months.

Grb2 is involved in activating the RAS/ERK pathway for cell growth. By blocking the cell’s ability to produce Grb2, prexigebersen treatment may limit cell growth. In obesity, two such pathways are related to leptin and insulin. Activation of leptin or insulin receptors can stimulate the RAS/ERK pathway via Grb2. We believe development of prexigebersen for the treatment for obesity and obesity-related cancers could be accelerated given the large amount of safety data from prexigebersen treatment of leukemia patients and the continued unmet medical need. The Company is preparing for preclinical development evaluating prexigebersen for the treatment of obesity and will continue thereafter to conduct additional IND-enabling studies with an aim to advance prexigebersen into first-in-human studies in this indication.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. A Phase 1 clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and refractory/relapsed chronic lymphocytic leukemia (“CLL”) patients has been initiated. The Phase 1 clinical trial is being conducted at the Georgia Cancer Center, The University of Texas Southwestern and New York Medical College. On January 10, 2024, we announced the successful completion of the first dose cohort in the Phase 1 clinical trial. A total of six evaluable patients are scheduled to be treated over two dose levels with BP1002 monotherapy in a standard 3+3 design, unless there is a dose limiting toxicity which would require an additional three patients to be tested. There were no dose limiting toxicities in the first dose cohort (20 mg/m2). Enrollment has continued for patients in the second BP1002 dose cohort of 40 mg/m2 and we expect to complete enrollment and to review this data by year-end

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant leukemia and lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research (“AACR”) Annual Meeting. A Phase 1/1b clinical trial to investigate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients, is being studied. A recent study found that AML patients who had relapsed from frontline venetoclax-based treatment had a very poor prognosis, with a median survival of less than three months. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, The University of Texas MD Anderson Cancer Center (“MD Anderson”), Scripps Health and The University of California at Los Angeles Cancer Center. On December 14, 2023, we announced the successful completion of the first dose cohort of the dose escalation portion of the Phase 1/1b clinical trial of BP1002; and on April 18, 2024, we announced the successful completion of the second dose cohort. The testing of these two dose levels is now complete and the clinical trial has paused for a brief data review by the FDA. We are completing an analysis of PK/PD data to be submitted to the FDA in order to advance to the next dose level. Upon submission of data and approval from the FDA, we expect to advance to the next planned higher dose of 60 mg/m2 in the fourth quarter of 2024. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days. The Phase 1b portion of the study is expected to commence after completion of BP1002 monotherapy cohorts and will assess the safety and efficacy of BP1002 in combination with decitabine in refractory/relapsed AML patients.

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

In addition, a modified product named BP1001-A, our fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. A BP1001-A Phase 1/1b clinical trial in patients with advanced or recurrent solid tumors has been initiated. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including MD Anderson, Karmanos Cancer Institute, Mary Crowley Cancer Research and Holy Cross Hospital, Maryland. On July 17, 2023, we announced completion of the first cohort of the dose escalation portion of the Phase 1/1b clinical trial. A total of nine evaluable patients are scheduled to be treated with BP1001-A monotherapy over three dose levels in a standard 3+3 dose escalation design. The first dose cohort consisted of a starting dose of 60 mg/m2, and there were no dose limiting toxicities. Enrollment is now open for patients for the second dose cohort of 90 mg/m2 which we expect to be complete by the end of 2024 in order to advance to dose level 3. The Phase 1b portion of the study is expected to commence after successful completion of BP1001-A monotherapy cohorts and is intended to assess the safety and efficacy of BP1001-A in combination with paclitaxel in patients with recurrent ovarian or endometrial tumors. Phase 1b studies are also expected to be opened in combination with gemcitabine in Stage 4 pancreatic cancer and combination therapy in breast cancer.

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

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen, BP1002, BP1003 and BP1001-A. We are developing RNAi antisense nanoparticle drug candidates based on our own patented technology to treat cancer and autoimmune disorders where targeting a single protein may be advantageous and result in reduced patient adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the design and manufacture of antisense RNAi nanoparticle drug products. As of June 30, 2024, we had an accumulated deficit of $112.6 million. Our net loss was $1.9 million and $4.2 million for the three months ended June 30, 2024 and 2023, respectively. Our net loss was $5.0 million and $9.5 million for the six months ended June 30, 2024 and 2023, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Revenue. We had no revenue for each of the three months ended June 30, 2024 and 2023.

Research and Development Expense. Our research and development expense for the three months ended June 30, 2024 was $1.9 million, a decrease of $1.2 million compared to the three months ended June 30, 2023. The decrease in research and development expense was primarily due to decreased manufacturing expenses related to drug product releases partially offset by an increase in expense related to our clinical trial for BP1002 in lymphoma due to increased patient enrollment in 2024. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Research and development expense	$1,833	$3,008
Non-cash stock-based compensation expense	40	43
Total research and development expense	$1,873	$3,051

General and Administrative Expense. Our general and administrative expense for each of the three months ended June 30, 2024 and 2023 was $1.2 million. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	June 30,
	2024	2023
General and administrative expense	$1,064	$1,064
Non-cash stock-based compensation expense	101	127
Total general and administrative expense	$1,165	$1,191

Net Operating Loss. Our net loss from operations for the three months ended June 30, 2024 was $3.0 million, a decrease of $1.2 million compared to the three months ended June 30, 2023.

Change in Fair Value of Warrant Liability: The change in fair value of the warrant liability for the three months ended June 30, 2024 resulted in non-cash income of $1.2 million.

Net Loss. Our net loss for the three months ended June 30, 2024 was $1.9 million, a decrease of $2.4 million compared to the three months ended June 30, 2023.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended June 30, 2024 was $1.16, compared to $10.64 for the three months ended June 30, 2023. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Revenue. We had no revenue for each of the six months ended June 30, 2024 and 2023.

Research and Development Expense. Our research and development expense for the six months ended June 30, 2024 was $4.2 million, a decrease of $2.9 million compared to the six months ended June 30, 2023. The decrease in research and development expense was primarily due to decreased manufacturing expenses related to drug product releases partially offset by an increase in expense related to our clinical trial for BP1002 in lymphoma due to increased patient enrollment in 2024. The following table sets forth our research and development expenses (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Research and development expense	$4,081	$6,948
Non-cash stock-based compensation expense	80	92
Total research and development expense	$4,161	$7,040

General and Administrative Expense. Our general and administrative expense for the six months ended June 30, 2024 was $2.6 million, an increase of $0.1 million compared to the six months ended June 30, 2023. The increase in general and administrative expense was primarily due to increased legal fees. The following table sets forth our general and administrative expenses (in thousands):

	Six Months Ended
	June 30,
	2024	2023
General and administrative expense	$2,341	$2,210
Non-cash stock-based compensation expense	231	284
Total general and administrative expense	$2,572	$2,494

Net Operating Loss. Our net loss from operations for the six months ended June 30, 2024 was $6.7 million, a decrease of $2.8 million compared to the six months ended June 30, 2023.

Change in Fair Value of Warrant Liability: The change in fair value of the warrant liability for the six months ended June 30, 2024 resulted in non-cash income of $1.7 million.

Net Loss. Our net loss for the six months ended June 30, 2024 was $5.0 million, a decrease of $4.5 million compared to the six months ended June 30, 2023.

Net Loss per Share. Net loss per share, both basic and diluted, for the six months ended June 30, 2024 was $4.45, compared to $23.89 for the six months ended June 30, 2023. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $4.0 million as of June 30, 2024, an increase of $3.0 million compared to December 31, 2023. We do not believe that our available cash at June 30, 2024 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above to meet its planned obligations and pay its liabilities.

Cash Flows

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2024 was $4.3 million. Excluding non-cash change in fair value of the warrant liability of $1.7 million, stock-based compensation expense of $0.3 million and depreciation and amortization expenses of $0.1 million, net cash used in operating activities for the six months ended June 30, 2024 consisted primarily of the net loss for the period of $5.0 million and a decrease in lease liabilities of $0.1 million. These are partially offset by an increase in accounts payable and accrued expenses of $1.2 million and a decrease of $1.0 million in other current assets. Net cash used in operating activities for the six months ended June 30, 2023 was $6.9 million. Excluding non-cash stock-based compensation expense of $0.4 million and depreciation and amortization expenses of $0.1 million, net cash used in operating activities for the six months ended June 30, 2023 consisted primarily of the net loss for the period of $9.5 million, a decrease in operating liabilities of $0.3 million and an increase in other current assets of $0.1 million. These are partially offset by a decrease in prepaid drug product of $2.5 million.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2024 was $7.2 million from the March 2024 Registered Direct Offering, the April 2024 Registered Direct Offering, the At The Market Offering Agreement and the June 2024 PIPE (each as defined below). There were no financing activities for the six months ended June 30, 2023.

2022 Shelf Registration Statement

On May 27, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2022 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $110.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, (ii) up to $9.0 million of our common stock under our At The Market Offering Agreement (the “Offering Agreement”), dated as of July 13, 2020, with H. C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we could offer and sell, from time to time, through or to Wainwright, shares of our common stock, which $9.0 million was subsequently reduced to $3.0 million pursuant to a prospectus supplement filed with the SEC on July 29, 2022, and (iii) up to 11,895 shares of our common stock pursuant to the exercise of warrants outstanding on May 27, 2022. The $3.0 million of our common stock that could previously be offered, issued and sold under the Offering Agreement was included in the $110.0 million of our securities that may be offered, issued and sold. On December 7, 2022, we received written notice from Wainwright that Wainwright had elected, pursuant to Section 8(b) of to terminate the Offering Agreement effective as of December 7, 2022, at which time all $3.0 million of shares of our common stock remained available for sale thereunder. As a result of the termination of the Offering Agreement, we will not offer or sell any additional shares of our common stock thereunder, and the entire $3.0 million of shares of our common stock previously available for sale under the Offering Agreement will be available for sale in other offerings pursuant to the 2022 Shelf Registration Statement. Because our public float is less than $75.0 million, our ability to offer and sell any securities under the 2022 Shelf Registration Statement is currently limited pursuant to Instruction I.B.6 to Form S-3. For so long as our public float is less than $75.0 million, the aggregate market value of securities we sell pursuant to Instruction I.B.6 to Form S-3 during any 12 consecutive months may not exceed one-third of our public float. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

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

At the Market Offering

On April 4, 2024, we entered into the At The Market Offering Agreement with Wainwright, as sales agent, pursuant to which we may offer and sell, from time to time, through Wainwright, shares of our common stock. Under the At The Market Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, as amended, or any other method permitted by law, including in privately negotiated transactions. We or Wainwright may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. We will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the At The Market Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. We have also agreed to reimburse Wainwright for certain specified expenses. We are subject to certain restrictions on our ability to offer and sell shares of our common stock under the At The Market Offering Agreement. On April 4, 2024, in connection with the execution of the At The Market Offering Agreement, we filed with the SEC a prospectus supplement (the “Initial ATM Prospectus Supplement”) to the base prospectus contained in the 2022 Shelf Registration Statement, which Initial ATM Prospectus Supplement related to the offering of up to $2.0 million of shares of the Company’s common stock under the At The Market Offering Agreement. Subsequent to entering into the Offering Agreement, we offered and sold 436,511 shares of common stock for gross proceeds of approximately $2.0 million and terminated the offering under the Initial ATM Prospectus Supplement on April 19, 2024. The net proceeds from such offering, after deducting commissions and our offering expenses, were approximately $1.8 million.

On April 19, 2024, we determined to increase the number of shares available for sale under the At The Market Offering Agreement, up to an additional aggregate offering price of approximately $1.1 million, which shares are being offered and sold pursuant to the 2022 Shelf Registration Statement and a prospectus supplement and accompanying prospectus filed with the SEC on April 19, 2024 (the “Subsequent ATM Prospectus Supplement”). During the quarter ended June 30, 2024, we offered and sold 334,929 shares of common stock under the Subsequent ATM Prospectus Supplement for gross proceeds of approximately $1.1 million and after deducting commissions and the Company’s offering expenses, the net proceeds from such offering were approximately $1.0 million.

April 2024 Registered Direct Offering and April 2024 Private Placement

On April 18, 2024, we entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which we agreed to sell, in a registered direct offering, an aggregate of 375,000 shares of our common stock for gross proceeds of approximately $1.2 million under the base prospectus contained in the 2022 Shelf Registration Statement and a related prospectus supplement filed with the SEC on April 19, 2024 (the “April 2024 Registered Direct Offering”). In a concurrent private placement, we also agreed pursuant to the securities purchase agreement to issue to such investors warrants to purchase up to 375,000 shares of our common stock at an exercise price of $3.10 per share (the “April 2024 Private Placement”). The April 2024 Registered Direct Offering and the April 2024 Private Placement closed on April 19, 2024. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offerings, were approximately $0.9 million.

June 2024 PIPE

On June 3, 2024, we entered into a securities purchase agreement with a certain institutional and accredited investor pursuant to which we agreed to sell, in a private placement, an aggregate of (i) 180,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 1,629,955 shares of our common stock at an exercise price of $0.001 per share, (iii) series A warrants to purchase up to 1,809,955 shares of our common stock at an exercise price of $2.00 per share and (iv) series B warrants to purchase up to 1,809,955 shares of our common stock at an exercise price of $2.00 per share for gross proceeds of approximately $4.0 million (the “June 2024 PIPE”). The June 2024 PIPE closed on June 5, 2024. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercises of the warrants issued in the offering, were approximately $3.3 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any material off-balance sheet arrangements.

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

On March 12, 2024, we received a deficiency letter from the Listing Qualifications Department of Nasdaq (“Nasdaq”) notifying the Company that it is not in compliance with the minimum stockholders’ equity requirement of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). On April 26, 2024, in accordance with Nasdaq Listing Rule 5810(c)(2)(A), the Company submitted a plan to Nasdaq to regain compliance (the “Compliance Plan”) with the Stockholders’ Equity Requirement. On June 12, 2024, the Company received a letter from Nasdaq granting an extension (the “Extension Letter”) until September 8, 2024 to demonstrate compliance with the Stockholders’ Equity Requirement in accordance with the terms of the Extension Letter.

If the Company does not demonstrate compliance in accordance with the Extension Letter, the Company may be subject to delisting. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel (the “Panel”). If the Company timely appeals, it would remain listed pending the Panel’s decision. The Company intends to continue making efforts to implement the Compliance Plan to regain compliance with the Stockholders’ Equity Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Stockholders’ Equity Requirement within the allotted extension period. If the Company is unsuccessful in regaining compliance within the allotted extension period and appeals the delisting determination by Nasdaq to the Panel, there can be no assurance that such appeal will be successful.

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

3.5	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
3.6	Amendment No. 1 to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 19, 2024).
4.2	Form of Placement Agent Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 19, 2024).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2024).
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 5, 2024).
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 5, 2024).
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 5, 2024).
10.1

At The Market Offering Agreement, dated as of April 4, 2024, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2024).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2024).
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2024).
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2024).
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 14, 2024	BIO-PATH HOLDINGS, INC.

		By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)