Form 10-Q
period 2024-09-30
BIO-PATH HOLDINGS, INC.
filed 2024-11-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At November 8, 2024, the Company had 4,306,892 outstanding shares of common stock, par value $0.001 per share.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of September 30,	As of December 31,
	2024	2023
	(unaudited)
Assets

Current assets
Cash	$562	$1,052
Prepaid drug product	531	632
Other current assets	1,806	1,358
Total current assets	2,899	3,042

Fixed assets
Furniture, fixtures & equipment	1,120	1,120
Less accumulated depreciation	(1,078)	(1,044)
	42	76

Right of use operating assets	24	102

Total Assets	$2,965	$3,220
Liabilities & Shareholders' (Deficit) Equity
Current liabilities
Accounts payable	$1,036	$457
Accrued expenses	2,313	1,346
Current portion of lease liabilities	26	103
Total current liabilities	3,375	1,906

Warrant liability	302	863

Noncurrent lease liabilities	—	10

Total Liabilities	3,677	2,779

Shareholders' (deficit) equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 3,710 and 618 shares issued and outstanding, respectively	4	1
Additional paid in capital	114,032	108,047
Accumulated deficit	(114,748)	(107,607)
Total shareholders' (deficit) equity	(712)	441
Total Liabilities & Shareholders' (Deficit) Equity	$2,965	$3,220

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating expenses

Research and development	$1,317	$2,292	$5,478	$9,332
General and administrative	1,317	984	3,889	3,478

Total operating expenses	2,634	3,276	9,367	12,810

Net operating loss	$(2,634)	$(3,276)	$(9,367)	$(12,810)

Other income
Change in fair value of warrant liability	515	72	2,216	72
Interest income	4	5	10	32

Total other income	519	77	2,226	104

Net loss	$(2,115)	$(3,199)	$(7,141)	$(12,706)

Net loss per share, basic and diluted	$(0.70)	$(6.36)	$(4.05)	$(29.34)

Basic and diluted weighted average number of common shares outstanding	3,017	503	1,763	433

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities

Net loss	$(7,141)	$(12,706)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	439	554
Amortization of right of use assets	78	71
Depreciation	34	66
Change in fair value of warrant liability	(2,216)	(72)
(Increase) decrease in operating assets
Prepaid drug product	101	2,955
Other current assets	(448)	(174)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,546	(335)
Lease liabilities	(87)	(80)

Net cash used in operating activities	(7,694)	(9,721)

Cash flow from financing activities

Net proceeds from sale of common stock	7,204	1,689

Net cash provided by financing activities	7,204	1,689

Net increase (decrease) in cash	(490)	(8,032)

Cash, beginning of period	1,052	10,384

Cash, end of period	$562	$2,352

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2023	398	$1	$106,078	$(101,036)	$5,043

Issuance of common stock and warrants, net of fees and warrant liability	175	—	503	—	503
Stock-based compensation	—	—	178	—	178
Net loss	—	—	—	(3,199)	(3,199)

Balance at September 30, 2023	573	$1	$106,759	$(104,235)	$2,525

Balance at June 30, 2024	2,283	$2	$113,922	$(112,633)	$1,291

Issuance of common stock and warrants, net of fees and warrant liability	1,427	2	(18)	—	(16)
Stock-based compensation	—	—	128	—	128
Net loss	—	—	—	(2,115)	(2,115)

Balance at September 30, 2024	3,710	$4	$114,032	$(114,748)	$(712)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	398	$1	$105,702	$(91,529)	$14,174

Issuance of common stock and warrants, net of fees and warrant liability	175	—	503	—	503
Stock-based compensation	—	—	554	—	554
Net loss	—	—	—	(12,706)	(12,706)

Balance at September 30, 2023	573	$1	$106,759	$(104,235)	$2,525

Balance at December 31, 2023	618	$1	$108,047	$(107,607)	$441

Issuance of common stock and warrants, net of fees and warrant liability	3,092	3	5,546	—	5,549
Stock-based compensation	—	—	439	—	439
Net loss	—	—	—	(7,141)	(7,141)

Balance at September 30, 2024	3,710	$4	$114,032	$(114,748)	$(712)

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2023. The results of operations for the period ended September 30, 2024 are not necessarily indicative of the results for a full-year period.

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

2.            Significant Accounting Policies

Net Loss Per Share – Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of September 30, 2024 and 2023, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three and nine months ended September 30, 2024 and 2023. The calculation of diluted earnings per share for 2024 did not include 96,389 shares and 4,421,679 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of September 30, 2024 as the effect would be antidilutive. The calculation of diluted earnings per share for 2023 did not include 43,383 shares and 234,688 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of September 30, 2023 as the effect would be antidilutive.

Liquidity - The Company’s available cash and cash equivalents of $0.6 million at September 30, 2024 along with the net proceeds received from the October 2024 Private Placement (see Note 12) will not be sufficient to fund liquidity and capital expenditure requirements for the next 12 months from the date of issuance of these consolidated financial statements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002, BP1003 and BP-1001A. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

3.            Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.6 million as of December 31, 2023 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first nine months of 2024, with advanced payments remaining to be expensed totaling $0.5 million as of September 30, 2024.

4.            Other Current Assets

As of September 30, 2024, other current assets included prepaid expenses of $1.8 million, comprised primarily of prepayments of $1.4 million made for the Company’s clinical trials for BP1001-A in solid tumors and BP1002 in separate clinical trials for AML and lymphoma. Additionally, the Company had prepaid insurance expenses of $0.4 million. As of December 31, 2023, other current assets included prepaid expenses of $1.4 million, comprised primarily of prepayments of $0.9 million made for the Company’s clinical trials for BP1002 in AML and lymphoma and BP1001-A in solid tumors as well as prepaid insurance of $0.3 million, prepaid Delaware franchise tax of $0.1 million and other prepaid expenses of $0.1 million.

5.            Accounts Payable

As of September 30, 2024, current liabilities included accounts payable of $1.0 million, comprised primarily of expenses related to clinical trial expenses of $0.5 million, legal and patent fees of $0.2 million, expenses related to the Company’s recent financing activity of $0.2 million and other accounts payables of $0.1 million. As of December 31, 2023, current liabilities included accounts payable of $0.5 million, comprised primarily of expenses related to clinical trial expenses of $0.3 million, legal and patent fees of $0.1 million and other accounts payables of $0.1 million.

6.            Accrued Expense

As of September 30, 2024, current liabilities included accrued expenses of $2.3 million, comprised primarily of accrued clinical trial expenses of $1.6 million, employee vacation and bonus expenses of $0.3 million, professional and consulting fees of $0.1 million, drug manufacturing development and testing services of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2023, current liabilities included accrued expenses of $1.3 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $0.8 million, accrued employee vacation and bonus expenses of $0.2 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million.

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

Due to this provision and in accordance with ASC 815 Derivatives and Hedging, the Warrants were classified as a liability and recorded at fair value using the Black-Scholes valuation model. The estimated fair value of the warrant liability for the 2023 Warrants as of December 31, 2023, was $0.9 million. The estimated fair value of the warrant liability for the March 2024 Private Placement warrants on the closing date of the March 2024 Registered Direct Offering, March 27, 2024, was $0.3 million. The estimated fair value of the warrant liability for the April 2024 Private Placement warrants on the closing date of the April 2024 Registered Direct Offering, April 19, 2024, was $1.4 million. As of September 30, 2024, the fair value of the total warrant liability was $0.3 million. The net change in fair value for the three and nine months ended, September 30, 2024 was $0.5 million and $2.2 million, respectively, and are shown as other income on the Company’s Condensed Consolidated Statements of Operations. The Company will continue to measure the fair value of the Warrants each quarter until they are exercised or expire, and any change will be adjusted accordingly on the Company’s financial statements.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table summarizes the Company’s Warrants measured at fair value within the hierarchy on a recurring basis as of September 30, 2024:

	Fair Value Measurements at
	September 30, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$302	$302

The following table summarizes the Company’s 2023 Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2023:

	Fair Value Measurements at
	December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$863	$863

The following table summarizes changes to the fair value of the Level 3 Warrants for the nine months ended September 30, 2024:

Fair Value of
Warrant
Liability
(in thousands)
Balance at December 31, 2023	$863
Issuance	1,655
Change in fair value	(2,216)
Balance at September 30, 2024	$302

The Company utilized the Black-Scholes valuation model for estimating the fair value of the Warrants using the following assumptions as of September 30, 2024:

As of
September 30,
2024
Risk-free interest rate	3.58%
Expected volatility	109%
Expected term in years	4.4
Dividend yield	—%

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

Stockholders’ (Deficit) Equity totaled ($0.7) million as of September 30, 2024 compared to $0.4 million as of December 31, 2023. There were 3,710,190 shares of common stock issued and outstanding as of September 30, 2024. There were no shares of preferred stock issued and outstanding as of September 30, 2024.

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

Stock-based compensation expense for the three months ended September 30, 2024 and 2023 was $0.1 million and $0.2 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the three months ended September 30, 2024 and 2023 was $0.1 million and $0.2 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended September 30, 2024 and 2023 was $34,000 and $45,000, respectively.

Stock-based compensation expense for the nine months ended September 30, 2024 and 2023 was $0.4 million and $0.6 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for the nine months ended September 30, 2024 and 2023 was $0.3 million and $0.4 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for each of the nine months ended September 30, 2024 and 2023 was $0.1 million.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2024 and 2023:

	2024	2023
Risk-free interest rate	4.00%	3.42%
Expected volatility	134%	129%
Expected term in years	6.0	6.0
Dividend yield	—%	—%

The following summary represents option activity under the Company’s stock-based compensation plans for the nine months ended September 30, 2024:

		Weighted-
		Average
		Exercise
	Options	Price
	(in thousands)
Outstanding at December 31, 2023	43	$161.20
Granted	53	$1.55
Outstanding at September 30, 2024	96	$71.40
Vested and expected to vest September 30, 2024	94	$72.74
Exercisable at September 30, 2024	34	$184.17

As of September 30, 2024, outstanding stock options did not have any aggregate intrinsic value. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2024. This amount changes based on the fair value of the Company’s stock.

As of September 30, 2024, unamortized stock-based compensation expense for all outstanding options was $0.5 million, which is expected to be recognized over a weighted average vesting period of 1.6 years.

11.            Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $0.8 million as of September 30, 2024, comprised of $0.5 million for the manufacture of prexigebersen and BP1001-A drug products, $0.2 million for manufacture of the Company’s Grb2 drug substance and $0.1 million for testing services. The Company expects to incur $0.7 million of these commitments over the next 12 months.

12. Subsequent Events

October 2024 Private Placement – On October 8, 2024, the Company entered into a securities purchase agreement with a certain institutional and accredited investor, pursuant to which the Company agreed to sell in a private placement, an aggregate of (i) pre-funded warrants to purchase up to 4,597,702 shares of its common stock at an exercise price of $0.001 per share, (ii) series A warrants to purchase up to 6,407,657 shares of its common stock at an exercise price of $1.00 per share and (iii) series B warrants to purchase up to 6,407,657 shares of its common stock at an exercise price of $1.00 per share for gross proceeds of approximately $4.0 million (the “October 2024 Private Placement”). The October 2024 Private Placement closed on October 10, 2024 (the “Closing Date”). In connection with the October 2024 Private Placement, the Company and the investor agreed to cancel such investor’s series A warrants to purchase 1,809,955 shares of common stock at an exercise price of $2.00 and series B warrants to purchase 1,809,955 shares of common stock at an exercise price of $2.00 issued to such investor in connection with the June 2024 PIPE, effective as of the Closing Date. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercises of the warrants issued in the offering, were approximately $3.4 million.

Lease – In October 2024, the Company entered into an amendment to the lease agreement for its administrative office space located in Bellaire, Texas to extend the term of the lease for a period of one year, beginning on November 1, 2024 and ending on October 31, 2025.

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

On July 8, 2024, we announced that the study is currently paused for an interim analysis, amendment preparation and FDA review. We expect to complete enrollment in cohorts 1 and 2 in 2026.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. A Phase 1 clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and refractory/relapsed chronic lymphocytic leukemia (“CLL”) patients has been initiated. The Phase 1 clinical trial is being conducted at the Georgia Cancer Center, The University of Texas Southwestern and New York Medical College. On January 10, 2024, we announced the successful completion of the first dose cohort in the Phase 1 clinical trial. A total of six evaluable patients are scheduled to be treated over two dose levels with BP1002 monotherapy in a standard 3+3 design, unless there is a dose limiting toxicity which would require an additional three patients to be tested. There were no dose limiting toxicities in the first dose cohort (20 mg/m2). Enrollment has continued for patients in the second BP1002 dose cohort of 40 mg/m2.

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant leukemia and lymphoma cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research (“AACR”) Annual Meeting. A Phase 1/1b clinical trial to investigate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients, is being studied. A recent study found that AML patients who had relapsed from frontline venetoclax-based treatment had a very poor prognosis, with a median survival of less than three months. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, The University of Texas MD Anderson Cancer Center (“MD Anderson”), Scripps Health and The University of California at Los Angeles Cancer Center. On December 14, 2023, we announced the successful completion of the first dose cohort of the dose escalation portion of the Phase 1/1b clinical trial of BP1002; and on April 18, 2024, we announced the successful completion of the second dose cohort. On October 7, 2024, we announced that the FDA had completed its review of PK/PD data from the first two dosing cohorts and that the enrollment for the third dosing cohort (60 mg/m2) is now complete. We expect to advance to the next planned higher dose of 90 mg/m2 in the fourth quarter of 2024. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days. The Phase 1b portion of the study is expected to commence after completion of BP1002 monotherapy cohorts and will assess the safety and efficacy of BP1002 in combination with decitabine in refractory/relapsed AML patients.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, non-small cell lung cancer (“NSCLC”) and AML. Preclinical models have shown BP1003 to inhibit cell viability and STAT3 protein expression in NSCLC and AML cell lines. Further, BP1003 successfully penetrated pancreatic tumors ex vivo and significantly enhanced the efficacy of gemcitabine, a treatment for patients with advanced pancreatic cancer, in a pancreatic cancer patient derived tumor model. An abstract of the preclinical study was presented at the 2019 AACR Annual Meeting. Our lead indication for BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. Additionally, an abstract of the preclinical study demonstrating that BP1003 enhanced the sensitivity of breast and ovarian cancer cells to chemotherapy was presented at the 2022 AACR Annual Meeting. On September 16, 2024, we announced a publication in the peer-reviewed journal, Biomedicines, which highlights the therapeutic potential and broad anti-tumor effect of BP1003 in numerous preclinical solid tumor models, including breast, ovarian, and pancreatic cancer. We have successfully completed several IND enabling studies of BP1003 and have one additional IND enabling study to complete. Once the additional study is successfully completed, our goal is to file an IND application and initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named BP1001-A, our fourth drug candidate, has shown to enhance chemotherapy efficacy in preclinical solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. A BP1001-A Phase 1/1b clinical trial in patients with advanced or recurrent solid tumors has been initiated. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including MD Anderson, Karmanos Cancer Institute, Mary Crowley Cancer Research and Holy Cross Hospital, Maryland. On July 17, 2023, we announced completion of the first cohort of the dose escalation portion of the Phase 1/1b clinical trial. A total of nine evaluable patients are scheduled to be treated with BP1001-A monotherapy over three dose levels in a standard 3+3 dose escalation design. The first dose cohort consisted of a starting dose of 60 mg/m2, and there were no dose limiting toxicities. Enrollment is now open for patients for the second dose cohort of 90 mg/m2 which we expect to be complete in the first quarter of 2025 in order to advance to dose level 3. The Phase 1b portion of the study is expected to commence after successful completion of BP1001-A monotherapy cohorts and is intended to assess the safety and efficacy of BP1001-A in combination with paclitaxel in patients with recurrent ovarian or endometrial tumors. Phase 1b studies are also expected to be opened in combination with gemcitabine in Stage 4 pancreatic cancer and combination therapy in breast cancer.

Grb2 is involved in activating the RAS/ERK pathway for cell growth. By blocking the cell’s ability to produce Grb2, BP1001-A treatment may limit cell growth. In obesity, two such growth pathways are related to leptin and insulin. Activation of leptin or insulin receptors can stimulate the RAS/ERK pathway via Grb2. Developing BP1001-A for the treatment of obesity should have a high probability of success as its mechanism of action has the potential to treat insulin resistance, which is the major contributor to obesity, Type 2 diabetes and other related metabolic diseases. We believe development of BP1001-A for the treatment for obesity and related metabolic diseases could be accelerated given the large amount of safety data from BP1001-A treatment of patients with solid tumors and the continued unmet medical need. The Company is preparing for preclinical development evaluating BP1001-A for the treatment of obesity and will continue thereafter to conduct additional IND-enabling studies with an aim to advance BP1001-A into first-in-human studies in this indication.

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

As of September 30, 2024, we had an accumulated deficit of $114.7 million. Our net loss was $2.1 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively. Our net loss was $7.1 million and $12.7 million for the nine months ended September 30, 2024 and 2023, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Revenue. We had no revenue for each of the three months ended September 30, 2024 and 2023.

Research and Development Expense. Our research and development expense for the three months ended September 30, 2024 was $1.3 million, a decrease of $1.0 million compared to the three months ended September 30, 2023. The decrease in research and development expense was primarily due to decreased manufacturing expenses related to drug product releases as well as a decrease in expense related to our clinical trial for BP1001 in AML due to timing of patient enrollment during the quarter. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Research and development expense	$1,283	$2,247
Non-cash stock-based compensation expense	34	45
Total research and development expense	$1,317	$2,292

General and Administrative Expense. Our general and administrative expense for the three months ended September 30, 2024 was $1.3 million, an increase of $0.3 million compared to the three months ended September 30, 2023. The increase in general and administrative expense was primarily due to increased legal fees and salaries and benefits expense. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	September 30,
	2024	2023
General and administrative expense	$1,223	$851
Non-cash stock-based compensation expense	94	133
Total general and administrative expense	$1,317	$984

Net Operating Loss. Our net loss from operations for the three months ended September 30, 2024 was $2.6 million, a decrease of $0.6 million compared to the three months ended September 30, 2023.

Change in Fair Value of Warrant Liability: The change in fair value of the warrant liability for the three months ended September 30, 2024 resulted in non-cash income of $0.5 million.

Net Loss. Our net loss for the three months ended September 30, 2024 was $2.1 million, a decrease of $1.1 million compared to the three months ended September 30, 2023.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended September 30, 2024 was $0.70, compared to $6.36 for the three months ended September 30, 2023. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Revenue. We had no revenue for each of the nine months ended September 30, 2024 and 2023.

Research and Development Expense. Our research and development expense for the nine months ended September 30, 2024 was $5.5 million, a decrease of $3.9 million compared to the nine months ended September 30, 2023. The decrease in research and development expense was primarily due to decreased manufacturing expenses related to drug product releases partially offset by an increase in expense related to our clinical trial for BP1002 in lymphoma due to increased patient enrollment in 2024. The following table sets forth our research and development expenses (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Research and development expense	$5,364	$9,195
Non-cash stock-based compensation expense	114	137
Total research and development expense	$5,478	$9,332

General and Administrative Expense. Our general and administrative expense for the nine months ended September 30, 2024 was $3.9 million, an increase of $0.4 million compared to the nine months ended September 30, 2023. The increase in general and administrative expense was primarily due to increased legal fees and salaries and benefits expense. The following table sets forth our general and administrative expenses (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
General and administrative expense	$3,564	$3,061
Non-cash stock-based compensation expense	325	417
Total general and administrative expense	$3,889	$3,478

Net Operating Loss. Our net loss from operations for the nine months ended September 30, 2024 was $9.4 million, a decrease of $3.4 million compared to the nine months ended September 30, 2023.

Change in Fair Value of Warrant Liability: The change in fair value of the warrant liability for the nine months ended September 30, 2024 resulted in non-cash income of $2.2 million.

Net Loss. Our net loss for the nine months ended September 30, 2024 was $7.1 million, a decrease of $5.6 million compared to the nine months ended September 30, 2023.

Net Loss per Share. Net loss per share, both basic and diluted, for the nine months ended September 30, 2024 was $4.05, compared to $29.34 for the nine months ended September 30, 2023. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $0.6 million as of September 30, 2024, a decrease of $0.5 million compared to December 31, 2023. We do not believe that our available cash at September 30, 2024, together with the net proceeds received from the October 2024 Private Placement (as defined below) will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above to meet its planned obligations and pay its liabilities.

Cash Flows

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2024 was $7.7 million. Excluding non-cash change in fair value of the warrant liability of $2.2 million, stock-based compensation expense of $0.4 million and depreciation and amortization expenses of $0.1 million, net cash used in operating activities for the nine months ended September 30, 2024 consisted primarily of the net loss for the period of $7.1 million, an increase other current assets of $0.4 million and a decrease in lease liabilities of $0.1 million. These are partially offset by an increase in accounts payable and accrued expenses of $1.5 million and a decrease in prepaid drug product of $0.1 million. Net cash used in operating activities for the nine months ended September 30, 2023 was $9.7 million. Excluding non-cash stock-based compensation expense of $0.6 and depreciation and amortization expenses of $0.1 million, partially offset by a non-cash decrease in fair value of the warrant liability of $0.1 million, included in net loss, net cash used in operating activities for the nine months ended September 30, 2023 consisted primarily of the net loss for the period of $12.7 million, a decrease in operating liabilities of $0.4 million and an increase in other current assets of $0.2 million. These are partially offset by a decrease in prepaid drug product of $3.0 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2024 was $7.2 million from the March 2024 Registered Direct Offering, the April 2024 Registered Direct Offering, the At The Market Offering Agreement and the June 2024 PIPE (each as defined below). Net cash provided by financing activities for the nine months ended September 30, 2023 was $1.7 million from the 2023 Public Offering (as defined below).

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

2023 Public Offering

On August 3, 2023, we entered into a placement agency agreement with Roth Capital Partners, LLC relating to a best efforts public offering of an aggregate of 175,000 shares of our common stock, together with warrants to purchase up to 175,000 shares of our common stock, for gross proceeds of approximately $2.1 million (the “2023 Public Offering”). The 2023 Public Offering was made pursuant to a registration statement on Form S-1, as amended (File No. 333-272879), which was declared effective by the SEC on August 2, 2023. The 2023 Public Offering closed on August 7, 2023. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.7 million.

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

On April 19, 2024, we determined to increase the number of shares available for sale under the At The Market Offering Agreement, up to an additional aggregate offering price of approximately $1.1 million, which shares are being offered and sold pursuant to the 2022 Shelf Registration Statement and a prospectus supplement and accompanying prospectus filed with the SEC on April 19, 2024 (the “Subsequent ATM Prospectus Supplement”). As of September 30, 2024, we have offered and sold 334,929 shares of common stock under the Subsequent ATM Prospectus Supplement for gross proceeds of approximately $1.1 million and after deducting commissions and the Company’s offering expenses, the net proceeds from such offering were approximately $1.0 million.

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

October 2024 Private Placement

On October 8, 2024, we entered into a securities purchase agreement with a certain institutional and accredited investor pursuant to which we agreed to sell, in a private placement, an aggregate of (i) pre-funded warrants to purchase up to 4,597,702 shares of our common stock at an exercise price of $0.001 per share, (ii) series A warrants to purchase up to 6,407,657 shares of our common stock at an exercise price of $1.00 per share and (iii) series B warrants to purchase up to 6,407,657 shares of our common stock at an exercise price of $1.00 per share for gross proceeds of approximately $4.0 million (the “October 2024 Private Placement”). The October 2024 Private Placement closed on October 10, 2024 (the “Closing Date”). In connection with the October 2024 Private Placement, the Company and the investor agreed to cancel such investor’s series A warrants to purchase 1,809,955 shares of common stock at an exercise price of $2.00 and series B warrants to purchase 1,809,955 shares of common stock at an exercise price of $2.00 issued to such investor in connection with the June 2024 PIPE, effective as of the Closing Date. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercises of the warrants issued in the offering, were approximately $3.4 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any material off-balance sheet arrangements.

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

On March 12, 2024, Bio-Path Holdings, Inc. (the “Company”) received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum stockholders’ equity requirement of at least $2,500,000 for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). On April 26, 2024, in accordance with Nasdaq Listing Rule 5810(c)(2)(A), the Company submitted a plan to Nasdaq to regain compliance (the “Compliance Plan”) with the Stockholders’ Equity Requirement and on June 12, 2024, the Company received a letter from Nasdaq granting an extension (the “Extension Letter”) until September 8, 2024 to demonstrate compliance with the Stockholders’ Equity Requirement.

On September 12, 2024, the Company received a delisting determination letter from Nasdaq advising the Company that the Company did not meet the terms of the Extension Letter. Specifically, the Company did not confirm or demonstrate compliance with the Stockholders’ Equity Requirement by completing its proposed transactions as set forth in the Extension Letter. On September 19, 2024, the Company submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”), which request stayed suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. On September 19, 2024, the Company received a letter from Nasdaq accepting the request for appeal and scheduling the hearing date for November 5, 2024. At the Panel hearing, the Company intends to present a plan to regain compliance with the Stockholders’ Equity Requirement. In the interim, the Company’s common stock will continue to trade on the Nasdaq Capital Market under the symbol “BPTH” pending the Panel’s decision. There can be no assurance that the Company’s appeal will be successful or that the Company will be able to regain compliance with the Stockholders’ Equity Requirement.

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

3.5	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
3.6	Amendment No. 1 to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 11, 2024).
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 11, 2024).
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 11, 2024).
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 11, 2024).
10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2024).
10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2024).
10.3*

Second Amendment to Lease Agreement, dated October 23, 2024, by and between the Company and the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 2018-GS9, and the RR Interest Owner v. Norvin Pin Oak North LLC, et al., Case No.: 2024-369993.

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 14, 2024	BIO-PATH HOLDINGS, INC.

		By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)