Form 10-K
period 2024-12-31
BIO-PATH HOLDINGS, INC.
filed 2025-03-27
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-36333

BIO-PATH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0652870
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
4710 Bellaire Boulevard, Suite 210, Bellaire, Texas	77401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 742-1357

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BPTH	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

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

As of March 21, 2025, there were 8,307,892 shares of the registrant’s common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,042,574 as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on The Nasdaq Capital Market on such date. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical and preclinical stage oncology and obesity-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and dosing in clinical trials, our DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have four drug candidates in development to treat at least five different cancer disease indications (Figure 1). Our lead drug candidate, BP1001, or “prexigebersen” (pronounced prex” i je ber’ sen), which is being developed to target growth factor receptor-bound protein 2 (“Grb2”), initially started the efficacy portion of a Phase 2 clinical trial for untreated acute myeloid leukemia (“AML”) patients in combination with low-dose cytarabine (“LDAC”). However, the changing landscape of AML treatment has led to removing the combination treatment of prexigebersen and LDAC and replacing it with the combination treatment of prexigebersen and decitabine.

In October 2020, the U.S. Food and Drug Administration (“FDA”) granted approval of venetoclax in combination with LDAC, decitabine or azacytidine (the latter two drugs are DNA hypomethylating agents) as frontline therapy for newly diagnosed AML in adults who are 75 years or older, or who have comorbidities precluding intensive induction chemotherapy. We believe this approval of the frontline venetoclax and decitabine combination therapy provides an opportunity for developing prexigebersen in addition to the combination therapy for the treatment of newly diagnosed AML patients. In preclinical efficacy studies, four AML cancer cell lines were treated with three different combinations of decitabine, venetoclax and prexigebersen. Decrease in AML cell viability was the primary measure of efficacy. The triple combination of decitabine, venetoclax and prexigebersen showed significant improvement in efficacy in three of the four AML cell lines. Based on these results, we believe that adding prexigebersen to the treatment combination of decitabine and venetoclax could lead to improved efficacy in AML patients.

Our approved amended Phase 2 clinical trial currently has three cohorts of subjects. The first two cohorts treat patients with the triple combination of prexigebersen, decitabine and venetoclax. The first cohort includes untreated AML patients, and the second cohort includes relapsed/refractory AML patients. Finally, the third cohort treats relapsed/refractory AML patients, who are venetoclax-resistant or -intolerant, with the two-drug combination of prexigebersen and decitabine. The full trial design plans have approximately 98 evaluable patients for the first cohort having untreated AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax-resistant or -intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at up to ten clinical sites in the U.S., and Gail J. Roboz, MD, is the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is a professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College of Cornell University (the “Weill Medical College”) and the New York-Presbyterian Hospital in New York City. The safety run-in of the triple combination of prexigebersen, decitabine and venetoclax of the Phase 2 clinical study was successfully completed. The preliminary data, presented at the 2021 ASH Annual Meeting, showed the treatment was well-tolerated and there were no dose limiting toxicities attributed to prexigebersen.

On June 3, 2024, we announced additional interim data for the first two cohorts of the Phase 2 clinical trial. In cohort 1, 31 newly diagnosed patients were enrolled; 20 evaluable patients with a median age of 75 years, treated with at least one cycle of prexigebersen, decitabine and venetoclax, had adverse-risk or secondary AML evolved from myelodysplastic syndromes, chronic myelomonocytic leukemia or treatment-related AML. Fifteen patients (75%) achieved complete remission (CR), CR with partial recovery of peripheral blood counts (“CRh”), or CR with incomplete hematologic recovery (“CRi). One patient achieved partial remission (“PR”), three patients achieved stable disease, and one patient had toxicity attributed to decitabine and venetoclax treatment.

In cohort 2, 40 relapsed/refractory patients were enrolled; 23 evaluable patients with a median age of 63 years, treated with at least one cycle of prexigebersen, decitabine and venetoclax, had adverse-risk or secondary AML. Twelve patients (55%) achieved CR/CRi/CRh, one patient achieved PR, eight patients achieved stable disease and two patients had progressive disease or treatment failure. Among the evaluable patients of both cohorts, adverse events were consistent with those expected with decitabine and venetoclax and/or AML, including fatigue (72%), anemia (60%) and neutropenia (49%), while the most frequent severe adverse events were febrile neutropenia (26%) and sepsis (5%). The interim analysis data was selected as an oral presentation in the 2024 American Society of Clinical Oncology (“ASCO”) Annual Meeting and as a poster presentation in the 2024 European Hematology Association (“EHA”) Annual Meeting. Based on this interim data, we expect to continue enrollment of up to 98 and 54 evaluable patients for cohorts 1 and 2, respectively and plan to pursue FDA expedited programs for Fast Track designation. We are evaluating whether to seek to expand the Phase 2 clinical trial in Europe. We plan to complete enrollment in cohorts 1 and 2 in 2026.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. A Phase 1 clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and refractory/relapsed chronic lymphocytic leukemia (“CLL”) patients is being conducted at the Georgia Cancer Center, The University of Texas Southwestern and New York Medical College. A total of six evaluable patients are scheduled to be treated over two dose levels with BP1002 monotherapy in a standard 3+3 design. Enrollment has been successfully completed for both dose cohorts, 20 and 40 mg/m2. There were no dose-limiting toxicities. On December 11, 2024, we announced that the Phase 1 clinical trial evaluating BP1002 as a treatment for refractory/relapsed lymphoma and refractory/relapsed CLL has discontinued enrollment. This decision was based on enrollment challenges in these niche indications, particularly given the crowded development landscape that includes multiple competing trials, and to reallocate resources towards advancing our metabolic program.

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research (“AACR”) Annual Meeting. A Phase 1/1b clinical trial to investigate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients, is being studied. A recent study1 found that AML patients who had relapsed from frontline venetoclax-based treatment had a very poor prognosis, with a median survival of less than three months. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, The University of Texas MD Anderson Cancer Center (“MD Anderson”), Scripps Health and The University of California at Los Angeles Cancer Center. A total of four BP1002 monotherapy cohorts with three evaluable patients per dosing cohort, in a standard 3+3 design, are scheduled. On October 7, 2024, we announced that the FDA had completed its review of pharmacokinetic/pharmacodynamic (“PK/PD”) data from the first two dosing cohorts (20 and 40 mg/m2). Enrollment for the third dosing cohort (60 mg/m2) is complete, and we are now enrolling cohort four which is the higher dose of 90 mg/m2. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days. The Phase 1b portion of the study is expected to commence after completion of BP1002 monotherapy cohorts and will assess the safety and efficacy of BP1002 in combination with decitabine in refractory/relapsed AML patients.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment for pancreatic cancer, non-small cell lung cancer (“NSCLC”) and AML. Preclinical studies showing BP1003’s ability to inhibit STAT3 protein expression and cancer cell viability had been presented at AACR Annual Meetings. On September 16, 2024, we announced a publication in the peer-reviewed journal, Biomedicines, which highlights the therapeutic potential and broad anti-tumor effect of BP1003 in numerous preclinical solid tumor models, including breast, ovarian, and pancreatic cancer. We have successfully completed several IND enabling studies of BP1003 and have one additional IND enabling study to complete. Once the additional study is successfully completed, our goal is to file an IND application and initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named BP1001-A, our fourth drug candidate, has shown to enhance chemotherapy efficacy in a preclinical study involving solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in July 2020. BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. A BP1001-A Phase 1/1b clinical trial in patients with advanced or recurrent solid tumors is being conducted at several leading cancer centers in the United States, including MD Anderson, Karmanos Cancer Institute, Mary Crowley

1 (Maiti A, Ruasch C, Cortes JE, et.al. Outcomes of relapsed or refractory acute myeloid leukemia after frontline hypomethylating agent and venetoclax regimens. Haematologica 2021; 106: 894-898.)

Cancer Research and Holy Cross Hospital, Maryland. A total of nine evaluable patients are scheduled to be treated with BP1001-A monotherapy over three dose levels in a standard 3+3 dose escalation design. The first dose cohort consisted of a starting dose of 60 mg/m2 had been completed, and there were no dose limiting toxicities. Enrollment is now open for patients for the second dose cohort of 90 mg/m2 which we expect to be complete in the second quarter of 2025 in order to advance to dose level 3. The Phase 1b portion of the study is expected to commence after successful completion of BP1001-A monotherapy cohorts and is intended to assess the safety and efficacy of BP1001-A in combination with paclitaxel in patients with recurrent ovarian or endometrial tumors. Phase 1b studies are also expected to be opened in combination with gemcitabine in Stage 4 pancreatic cancer and combination therapy in breast cancer.

Development and Treatment for Obesity

Insulin resistance is a major contributor to obesity, Type 2 diabetes and other related metabolic diseases. Scientific evidence suggests that Grb2 regulates insulin signaling and blood glucose level. On December 19, 2024 and March 18, 2025, we announced the results of our initial preclinical work confirming that BP1001-A affected the insulin pathway and increased insulin sensitivity, thus validating BP1001-A as a potential candidate to target obesity in Type 2 diabetes patients. We have initiated animal studies to evaluate the efficacy of BP1001-A as a potential treatment for obesity and related metabolic diseases in Type 2 diabetes patients. If successful, we intend to initiate a first-in-human Phase 1 clinical trial in 2025 to further validate safety, measure pharmacokinetics and establish dosing for potential pivotal trials.

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

We are developing a molecular biomarker package to accompany prexigebersen treatment, the goal of which is to identify patients with a genetic profile more likely to respond to the investigational treatment and improve the probability of success for this program as a result. The emerging role of biomarkers has been enhancing cancer development over the past decade and has become a more common companion to many cancer development programs. We expect to develop molecular biomarker packages to accompany our new programs.

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen, BP1002, BP1003 and BP1001-A. We are developing RNAi antisense nanoparticle drug candidates based on our own patented technology to treat cancer, obesity and autoimmune disorders where targeting a single protein may be advantageous and result in reduced patient adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the design and manufacture of antisense RNAi nanoparticle drug products.

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

Antisense therapeutics have been in development for over 20 years. However, challenges to antisense therapeutics, such as instability of antisense drugs inside of the body and inefficient delivery of antisense to disease cells, have thawed antisense therapeutic potential. We believe our DNAbilize® technology, which is the combination of the protected P-ethoxy antisense DNA backbone with the neutral liposome nanoparticle, is the ideal approach for antisense DNA therapeutics because it overcomes the challenges associated with both antisense stability and intracellular delivery. The P-ethoxy modification used in our DNAbilize® technology is completely sulfur free. We avoid using sulfur-containing antisense because it has been associated with causing liver toxicity and life-threatening bleeding and clotting complications. We prefer neutral lipids to cationic lipids for intracellular delivery because encapsulating the antisense DNA inside a neutral charged lipid bilayer facilitates the delivery and transfer of DNA into the cell to be fluid and gentle. DNAbilize® is truly a stand-alone platform because, as demonstrated by our published preclinical and clinical studies, it allows for high doses of drug products to be delivered throughout the entire body while minimizing toxicity. This allows our research and development efforts to focus on drug targets rather than on indications because the DNAbilize® system should not be limited in what types of indications it can treat. As such, we believe that DNAbilize® represents the first ever antisense therapeutic approach that can successfully treat hematological and systemic diseases.

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

●	Developing prexigebersen for treatment of AML in combination therapies.
●	Developing BP1002 for refractory/relapsed AML patients, including venetoclax-resistant patients.
●	Developing BP1003 for pancreatic and lung cancer.
●	Developing BP1001-A for treatment of solid tumors, including ovarian, endometrial and pancreatic cancer.
●	Developing BP1001-A for treatment of obesity and related metabolic diseases.
●	Expanding DNAbilize® to evaluate targets beyond cancer.
●	Establishing DNAbilize® as the antisense drug delivery method of choice by forming partnerships with pharmaceutical and academic clinical research labs.
●	Establishing a molecular biomarker package to accompany prexigebersen investigational treatment.

Overview of Drug Candidates

The historical perspective of cancer treatments has been the use of drugs that affect the entire body. Advances in the past decades have shifted to treating the tumor tissue itself. One of the main strategies in these developments has been targeted therapy, involving drugs that are targeted to block the expression of specific disease-causing proteins while having little or no effect on other healthy tissues. We believe that nucleic acid drug products, specifically antisense, are a promising field of targeted therapy. Development of antisense as cancer drugs, however, has been limited by the lack of a suitable method to deliver antisense drugs to cancer cells with high uptake into the cancer cells without causing toxicity to non-cancer cells. Our patented DNAbilize® neutral-lipid based liposome technology is designed to overcome these limitations. We have published preclinical studies demonstrating that our DNAbilize® technology could efficiently deliver antisense therapeutics to mouse models of hematological malignancies and solid tumors, decrease target proteins production and suppress tumor progression. In addition, to date, no adverse effects attributed to the study drugs have been observed in our cancer clinical trials.

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

Indications for Acute Myeloid Leukemia (AML)

AML - Background and Common Treatments. AML is the rapid accumulation of immature myeloid cells in the blood, resulting in a drop of the other cell types such as red blood cells and platelets. AML incidence increases with age, with more than 50% of the cases in people aged 60 or older. AML is the most common acute leukemia in adults, and the National Cancer Institute estimated that approximately 20,800 new cases occurred in 2024 (Table 1). The five-year survival rate is approximately 11% in older adults (ages 65+). The Bcl-2 inhibitor venetoclax is approved for newly diagnosed AML patients aged 75 years and older or adults who cannot be treated with intensive induction chemotherapy. Venetoclax is used in combination with LDAC, decitabine or azacytidine. Mutation in the Bcl-2 binding domain, which reduces venetoclax’s ability to bind to Bcl-2, has been linked with venetoclax resistance in CLL patients. Such venetoclax resistance may also occur in AML patients. AML remains an area of high unmet need for both the relapsed and the newly diagnosed elderly population who are typically ineligible for induction therapy.

Table 1. Basic Statistics for AML

Prexigebersen Development and Treatment for Leukemia. The safety, pharmacokinetics and efficacy of our lead DNAbilize® antisense drug candidate, prexigebersen, was assessed in patients having AML, CML, myelodysplastic syndrome (MDS) or acute lymphoblastic leukemia (“ALL”) in a Phase 1 trial. The Phase 1 clinical trial was a dose-escalating study to determine the safety and tolerability of escalating doses of prexigebersen. After completion of dose-escalation monotherapy, the safety and toxicity of prexigebersen in combination with LDAC was assessed in patients with refractory/relapsed AML. Additionally, the pharmacokinetics and anti-leukemic effects, including down-regulation of the target Grb2 protein in patient samples, of the drug candidate were determined. Results of the Phase 1 clinical study were published in the scientific journal Lancet Haematology in 2018.

Phase 1 Clinical Trial

Among the 39 patients enrolled in the study, 12 patients were removed from study before the end of cycle 1 because of disease progression or death, without dose-limiting toxicity, and were replaced per protocol guidelines. The approved prexigebersen treatment cycle is two doses per week over four weeks, resulting in eight doses administered over 28 days. Among the 27 evaluable patients, 21 patients were treated with escalating doses of prexigebersen monotherapy and six patients were treated with prexigebersen plus LDAC. The dose-limiting toxicity was not reached in the prexigebersen monotherapy cohorts, up to the maximum dose of 90 mg/m2. The prexigebersen plus LDAC combination was also well tolerated, with a toxicity profile similar to that of prexigebersen monotherapy, including the absence of identifiable dose-limiting toxicity. Furthermore, five patients receiving prexigebersen plus LDAC combination experienced at least a 50% reduction in bone marrow blasts; two patients achieved a CR, one achieved CRi, and two had stable disease. These results demonstrate the potential anti-leukemic activity of prexigebersen and its potential to stabilize patients for extended treatments.

A flow cytometry scientific assay was used to provide critical proof that DNAbilize® neutral liposome delivery technology delivered the drug substance to the cell and was able to transport it across the cell membrane into the interior to block cellular production of the Grb2 protein. The extent by which prexigebersen inhibited the expression of the target Grb2 protein and the expression of phosphorylated extracellular signal related kinase (pERK), a protein downstream of the Ras protein, in patient samples was investigated. By the end of the treatment, prexigebersen decreased Grb2 protein levels in 10 out of 12 samples (83%) tested (average reduction 50%) compared to the baseline Grb2 levels prior to treatment. Similarly, by the end of the treatment, prexigebersen decreased pERK levels in seven out of 12 samples (58%) tested (average reduction 52%) compared to the baseline pERK levels prior to treatment. Additionally, pharmacokinetics of prexigebersen demonstrated a half-life at 60 mg/m2 of 30 hours, significantly better than the 90 mg/m2 dose. The final analysis of these data, along with the demonstrated reductions in bone marrow blasts, suggested that 60 mg/m2 is the appropriate dose for use in the Phase 2 trial.

Phase 2 Clinical Trials

Results from the Phase 1b clinical trial demonstrated it is safe to add prexigebersen to LDAC, which appears to yield better response rates in this AML patient population. A Phase 2 study was initiated to assess the efficacy of prexigebersen plus LDAC in newly diagnosed AML patients. Thirty patients were enrolled and 17 patients were deemed evaluable. The interim data presented at the 2018 ASH Annual Meeting showed that 11 (65%) of the 17 evaluable patients had a response, including five (29%) who achieved CR, including one CRi and one morphologic leukemia free state, and six (35%) stable disease responses, including two patients who had greater than a 50% reduction in bone marrow blasts. The efficacy data from the 17 evaluable patients was very favorable compared to the reported CR and CRi rates of 7 to 13% with LDAC treatment alone. Importantly, through investigation by the principal investigators, it was observed that 68% of patients were secondary AML patients, a difficult class to treat.

Results to date have shown prexigebersen, with its efficacy and excellent safety profile, to be an effective combination candidate with frontline therapy. However, the changing landscape of AML treatment has led to amendment of the Phase 2 clinical study by removing the combination treatment of prexigebersen and LDAC and replacing it with the combination treatment of prexigebersen and decitabine.

We believe the approval of the frontline venetoclax and decitabine combination therapy provides an opportunity for developing prexigebersen as an addition to the combination therapy for the treatment of newly diagnosed AML patients. Preclinical testing of prexigebersen with venetoclax and decitabine demonstrated the potential to enhance efficacy of the frontline treatment combination. The triple combination of prexigebersen, venetoclax and decitabine showed significant improvement in decreasing the viability of three of the four AML cell lines tested. Bio-Path’s approved amended Stage 2 for this Phase 2 clinical trial has three cohorts of patients. The first two cohorts treat patients with the triple combination of prexigebersen, decitabine and venetoclax with the first cohort including untreated AML patients and the second cohort including relapsed/refractory AML patients. Finally, the third cohort treats relapsed/refractory AML patients who are venetoclax-resistant or -intolerant with the two-drug combination of prexigebersen and decitabine.

The safety run-in study of the two-drug combination of prexigebersen and decitabine as well as that of the triple combination of prexigebersen, decitabine and venetoclax were successfully completed. The preliminary data, presented at the 2021 ASH Annual Meeting, showed the treatments were well-tolerated and there were no dose limiting toxicities attributed to prexigebersen.

On June 3, 2024, we announced additional interim data for the first two cohorts of the Phase 2 clinical trial (Tables 2 and 3). In cohort 1, 31 newly diagnosed patients were enrolled; 20 evaluable patients with a median age of 75 years, treated with at least one cycle of prexigebersen, decitabine and venetoclax, had adverse-risk or secondary AML evolved from myelodysplastic syndromes, chronic myelomonocytic leukemia or treatment-related AML. Fifteen patients (75%) achieved complete remission, CR with CRh, or CRi. One patient achieved partial remission (“PR”), three patients achieved stable disease, and one patient had toxicity attributed to decitabine and venetoclax treatment (Table 2).

Table 2. Interim data of evaluable newly diagnosed AML patients who were treated with the prexigebersen + decitabine + venetoclax combination treatment

In cohort 2, 40 relapsed/refractory patients were enrolled; 23 evaluable patients with a median age of 63 years, treated with at least one cycle of prexigebersen, decitabine and venetoclax, had adverse-risk or secondary AML. Twelve patients (55%) achieved CR/CRi/CRh, one patient achieved PR, eight patients achieved stable disease and two patients had progressive disease or treatment failure (Table 3).

Table 3. Interim data of evaluable refractory/relapsed AML patients who were treated with the prexigebersen + decitabine + venetoclax combination treatment

Among the evaluable patients of both cohorts, adverse events were consistent with those expected with decitabine and venetoclax and/or AML, including fatigue (72%), anemia (60%) and neutropenia (49%), while the most frequent severe adverse events were febrile neutropenia (26%) and sepsis (5%). The interim analysis data was selected as an oral presentation in the 2024 ASCO Annual Meeting and as a poster presentation in the 2024 EHA Annual Meeting. Based on this interim data, we expect to continue enrollment of up to 98 and 54 evaluable patients for cohorts 1 and 2, respectively and plan to pursue FDA expedited programs for Fast Track designation. We are evaluating whether to seek to expand Stage 2 of the Phase 2 clinical trial in Europe. We plan to complete enrollment in cohorts 1 and 2 in 2026.

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

The Phase 1 clinical trial evaluating the ability of BP1002 to treat refractory/relapsed lymphoma and refractory/relapsed CLL patients is being conducted at the Georgia Cancer Center, The University of Texas Southwestern and New York Medical College. A total of six evaluable patients are scheduled to be treated over two dose levels with BP1002 monotherapy in a standard 3+3 design. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days. Enrollment for both dose cohorts, 20 and 40 mg/m2, has been successfully completed. There were no dose limiting toxicities.

On December 11, 2024, we announced that the Phase 1 clinical trial evaluating BP1002 as a treatment for refractory/relapsed lymphoma and refractory/relapsed chronic lymphocytic leukemia has discontinued enrollment. This decision was based on enrollment challenges in these niche indications, particularly given the crowded development landscape that includes multiple competing trials, and reallocate resources towards advancing our metabolic program.

BP1002 - Development and Treatment for AML

The Bcl-2 inhibitor venetoclax is used in frontline combination therapies to treat elderly AML patients; however, venetoclax resistance has been observed. A recent study2 found that AML patients who had relapsed from frontline venetoclax-based treatment had a very poor prognosis, with a median survival of less than three months. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. Preclinical studies, presented at the 2021 American Association for Cancer Research Annual Meeting, suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant AML cells. A Phase 1/1b clinical trial to investigate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients, is being conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson Cancer Center, Scripps Cancer Center and The University of California at Los Angeles Cancer Center. Gail J. Roboz, M.D., is serving as the national coordinating Principal Investigator for the Phase 1/1b trial. Gary Schiller, M.D., The University of California at Los Angeles Cancer Center, Maro Ohanian, D.O., Department of Leukemia, University of Texas MD Anderson Cancer Center, and David Hermel, M.D., Scripps Health, will each serve as Principal Investigators.

A total of three evaluable patients per dosing cohort are scheduled to be treated with BP1002 monotherapy in a standard 3+3 design. The approved treatment cycle is two doses per week over four weeks for a total of eight doses administered over 28 days. On October 7, 2024, we announced that the FDA had completed its review of PK/PD data from the first two dosing cohorts (20 and 40 mg/m2). Enrollment for the third dosing cohort (60 mg/m2) is now complete and we are now enrolling in cohort four, which is the higher dose of 90 mg/m2. The Phase 1b portion of the study is expected to commence after completion of BP1002 monotherapy cohorts and will assess the safety and efficacy of BP1002 in combination with decitabine in refractory/relapsed AML patients.

BP1003

BP1003 is our third liposome delivered antisense drug candidate. BP1003 is a DNAbilize® RNAi nanoparticle containing antisense DNA targeting STAT3, whose elevated expression/activity is associated with a poorer survival outcome for patients with solid tumors, including those of gastric cancer, lung cancer, hepatic cancer, osteosarcoma, prostate cancer and pancreatic adenocarcinoma (“PDAC”). We believe that a therapeutic that shuts down the STAT3 protein can have significant clinical impact for solid tumors that have elevated expression/activity of STAT3.

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

We hypothesized that the natural lipid delivery vesicle would have unique characteristics that would allow for penetration of the fibrotic stroma to reach the PDAC cells. Our preclinical work demonstrated that BP1003 was successful in crossing the scar tissue matrix and delivering antisense drug into the tumor tissue. Results of our preclinical work were published in the scientific journal Biomedicines in August 2024. The publication highlights the therapeutic potential and broad anti-tumor effect of BP1003 in numerous preclinical solid tumor models, including breast, ovarian, and pancreatic cancer. BP1003 enhanced the sensitivity of breast and ovarian cancer cell lines to chemotherapy, such as paclitaxel and 5-fluorouracil. Moreover, ex vivo and in vivo patient-derived models of PDAC showed reduced tissue viability and tumor volume with BP1003 and gemcitabine combination treatments. In addition to directly affecting tumor cells, BP1003 can modulate the tumor microenvironment by suppressing monocyte differentiation into anti-inflammatory M2 macrophages.

We have successfully completed several IND enabling studies of BP1003, including a safety study in mice. After mice were given saline or twice weekly injections of BP1003 for four weeks, their body weight, which was used as an indicator of BP1003 safety, was measured. There was no difference in body weight between control mice and BP1003-treated mice (Figure 2). We have one additional IND enabling study to complete. Once the additional study is successfully completed, our goal is to file an IND and initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

Figure 2. No difference in mean body weight was observed between control groups and BP1003-treated groups

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

Indications for Solid Tumors (e.g., Ovary, Endometrium)

Ovarian cancer is one of the most common types of gynecologic malignancy. In the U.S., 19,680 new cases of and 12,740 deaths from ovarian cancer were expected in 2024 (Table 4). According to the Ovarian Cancer Research Alliance, approximately 70% of patients diagnosed with ovarian cancer will have a recurrence. Recurrent ovarian cancer is treatable but rarely curable. The response rates to second-line chemotherapy are low and differ by platinum-sensitivity status: 20 to 25% for platinum-sensitive cases and 10 to 20% for platinum-resistant cases3. Given the poor outcomes of treatment for ovarian cancer, novel drug treatments are urgently needed.

3 (Soyama H, Takano M, Miyamoto M, et al. Factors favouring long-term survival following recurrence in ovarian cancer. Mol Clin Oncol. 2017: 7: 42-46.)

Table 4. Basic Statistics for Ovarian Cancer

Endometrial cancer is the most common gynecologic malignancy in the U.S. In the U.S., 67,880 new cases of and 13,250 deaths from endometrial cancer were expected in 2024 (Table 5). The majority of cases are diagnosed at an early stage and are amenable to treatment with surgery alone. However, approximately 38 to 67% of advanced stage endometrial cancers will recur 4. Recurrent endometrial cancer is incurable with currently available standard therapies. The median survival for patients with recurrent endometrial carcinoma is approximately 12 to 15 months 5. Novel drug treatments for recurrent endometrial carcinoma are urgently needed.

Table 5. Basic Statistics for Endometrial Cancer

Development and Treatment for Ovarian and Endometrial Cancer

Grb2 may be a novel potential therapeutic target for ovarian and endometrial cancer, and BP1001-A may provide clinical benefit against these gynecologic malignancies. BP1001-A is a modified drug product with the same drug substance as prexigebersen but includes formulation enhancements to produce smaller drug nanoparticles. The goal of this product enhancement is to produce smaller drug nanoparticles that can pass through vasculature pore spaces, thereby enabling release of the drug product into the interior of the tumor to enhance drug effectiveness. Results of the preclinical study, conducted in collaboration with leaders in the field of ovarian cancer at MD Anderson Cancer Center, were published in the scientific journal Oncotarget in July 2020. BP1001-A effectively penetrated ovarian tumors and decreased target Grb2 protein level in preclinical ovarian and endometrial tumor models. BP1001-A was demonstrated to reduce tumor burden both as a monotherapy and in combination with paclitaxel, a therapy commonly used to treat patients with advanced ovarian or endometrial cancer.

A Phase 1/1b clinical trial of BP1001-A in patients with advanced or recurrent solid tumors has been initiated. The dose escalation portion of the Phase 1/1b clinical trial is ongoing at several leading cancer centers in the United States, including MD Anderson, The Mary Crowley Cancer Research Center, and Karmanos Cancer Center. Initially, a total of nine evaluable patients are scheduled to be treated with BP1001-A monotherapy in a standard 3+3 design, with a starting dose of 60 mg/m2 and continuing with 90 mg/m2 and 135 mg/m2. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over 28 days. The Phase 1b portion of the study is expected to commence after successful completion of BP1001-A monotherapy cohorts and is intended to assess the safety and efficacy of BP1001-A in combination with paclitaxel in patients with recurrent ovarian or endometrial tumors.

The first dose cohort of BP1001-A in the Phase 1/1b study had been successfully completed. Three patients were enrolled into the first dose cohort of BP1001-A at three different centers in the study, including one patient with hepatic lesions (and lung metastases) and two with advanced gynecologic lesions. All three patients had undergone extensive previous chemotherapies and/or surgeries for their disease prior to enrollment in this study. No patient experienced any treatment related adverse events or any adverse

4 (Huijgens ANJ, Merten HJMM. Factors predicting recurrent endometrial cancer. Facts Views Vis Obgyn. 2013; 5: 179-186.)

5 (Brooks RA, Fleming GF, Lastra RR, et al. Current recommendations and progress in endometrial cancer. CA Cancer J Clin 2019; 69: 258-279.)

events deemed related to the study drug. Enrollment is now open for patients for the second dose cohort of 90 mg/m2 which we expect to be complete in the second quarter of 2025 in order to advance to dose level 3. The Phase 1b portion of the study is expected to commence after successful completion of BP1001-A monotherapy cohorts and is intended to assess the safety and efficacy of BP1001-A in combination with paclitaxel in patients with recurrent ovarian or endometrial tumors. Phase 1b studies are also expected to be opened in combination with gemcitabine in Stage 4 pancreatic cancer and combination therapy in breast cancer.

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

Development and Treatment for Obesity

The disease pathology leading to obesity suggests that BP1001-A has the potential to treat insulin resistance, a major contributor to obesity, Type 2 diabetes and other related metabolic diseases. Patients diagnosed with Type 2 diabetes are at high risk of developing life-threatening co-morbidities and often experience a poor quality of life. Lowering blood glucose levels is the principal goal in the treatment of patients with Type 2 diabetes. One potential method to manage Type 2 diabetes is to reduce body weight. Much success in weight loss has been reported for obese patients who are taking weight loss medication but these medications are not as effective in inducing weight loss in obese patients who have Type 2 diabetes. Therefore, an alternative method of lowering blood glucose level is still needed for obese patients who have Type 2 diabetes.

Insulin lowers blood glucose level by activating the phosphoinositol-3 kinase (PI3K)/AKT pathway. However, this insulin pathway is dysfunctional in obese patients who have Type 2 diabetes. Literature suggests that Grb2 is an inhibitor of the insulin/PI3K/AKT pathway. Upregulation of the Grb2 gene has been reported for patients with Type 2 diabetes. Knockdown of Grb2 expression enhanced insulin-induced AKT activity and glucose uptake in myoblasts and hepatoma cells. Furthermore, insulin sensitivity was restored in Grb2 heterozygous knockout mice fed on high fat-induced diet. We hypothesize that by downregulating Grb2 expression, BP1001-A could lower blood glucose level by enhancing insulin-mediated AKT activation and glucose uptake and storage and are pursuing studies to test such hypothesis.

On December 19, 2024, we announced results of our initial preclinical work. BP1001-A, by downregulating Grb2 expression, increased the levels of phosphorylated AKT and phosphorylated FOXO-1 (a downstream AKT effector) in myoblast and hepatoma cells in the presence of insulin. Furthermore, high fat diet rich in saturated fatty acids can lead to insulin resistance. Palmitic acid, the most common saturated fatty acid in a high fat diet, has been shown to impair insulin signaling. On March 18, 2025, we announced preclinical results that BP1001-A attenuated fatty acid-induced insulin resistance and restored insulin sensitivity in muscle progenitor and skeletal muscle fiber cell models. These preliminary data confirmed that BP1001-A could affect the insulin/PI3K/AKT pathway and increased insulin sensitivity, thus validating BP1001-A as a potential candidate to target obesity in Type 2 diabetes patients. We have initiated animal studies to confirm the efficacy of BP1001-A as a potential treatment for obesity and related metabolic diseases in Type 2 diabetes patients. If successful, we intend to initiate a first-in-human Phase 1 clinical trial in 2025 to further validate safety, measure pharmacokinetics and establish dosing for potential pivotal trials.

DNABILIZE®

DNAbilize® technology is available for out-licensing. We intend to apply our drug delivery technology template to new disease-causing protein targets to develop new liposomal antisense drug candidates for inclusion in our pipeline that meet scientific, preclinical and commercial criteria and file new patents on these targets. We expect that these efforts will include collaboration with scientific key opinion leaders in the field of study and include developing drug candidates for diseases other than cancer. A significant amount of capital is expected to be allocated to in-license promising protein targets that can be developed as new liposomal antisense drug candidates. We will continue to look at indications where a systemic delivery is needed and antisense can be used to slow, reverse or cure a disease, either alone or in combination with another drug. Our patent portfolio currently includes seven issued patents in the U.S. that protect the platform technology for DNAbilize®, the Company’s novel RNAi nanoparticle drugs. We plan to continue our efforts to build protection around our technology as it safeguards our platform technology and target-specific technology, is a deterrent to would-be competitors and creates value around our core competencies.

We are interested in pursuing a wide-ranging, proactive licensing program to include co-development of specific liposomal antisense drug candidates, sub-licensing our delivery template for outside development of liposomal antisense drug candidates or out-licensing a partially-developed drug candidate for final development and marketing.

Research and Development

Our research and development expense primarily consists of third-party clinical, preclinical and manufacturing development activities, salaries and benefits expense and stock-based compensation. As we advance and expand our pipeline of drug candidates, we anticipate our research and development expenses will continue to increase in conjunction with these activities. Research and development expenses incurred during the years ended December 31, 2024 and 2023 were $7.3 million and $11.6 million, respectively.

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

We have expanded our intellectual property portfolio by filing patent applications that are applicable to our technology and business strategy. Our patent portfolio currently includes seven issued patents in the U.S. and 61 issued patents in foreign jurisdictions:

We have three additional pending patent applications in the U.S. and five additional allowed patent application in a foreign jurisdiction. Further, we have pending patent applications in key foreign jurisdictions across our six families of applications. We continue our efforts to build protection around our technology as it safeguards our platform technology and target-specific technology, is a deterrent to would-be competitors and creates value around our core competencies.

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

Fast Track is a process designed to facilitate the development and expedite the review of drug candidates to treat serious diseases and fill an unmet medical need. Breakthrough therapy requires preliminary clinical evidence that demonstrates the drug candidate may have substantial improvement on at least one clinically significant endpoint over available therapy. A breakthrough therapy designation conveys all of the Fast Track program features, as well as more intensive FDA guidance on an efficient drug development program. Priority review is designed to give drug candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of 10 months. Although Fast Track, breakthrough therapy and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug candidate and expedite review of the application for a drug candidate designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases and fills an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform post-marketing clinical trials.

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

On February 14, 2025, the Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) determined to delist the Company’s common stock, par value $0.001 per share. On February 19, 2025, trading of our common stock was suspended on The Nasdaq Capital Market and trading of our common stock commenced on the OTCQB Venture Market under the ticker symbol “BPTH.” In connection with the Nasdaq delisting notice, Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the SEC after applicable appeal periods have lapsed.

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

We have incurred significant operating losses since our inception. As of December 31, 2024, we had an accumulated deficit of $117.5 million. To date, we have not generated any revenue from the sale of our drug candidates and we do not expect to generate any revenue from sales of our drug candidates for the foreseeable future. We expect to continue to incur significant operating losses and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts.

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

As of December 31, 2024, we had $1.2 million in cash on hand, compared to $1.1 million as of December 31, 2023. We have determined that the Company’s available cash at December 31, 2024 will not be sufficient to fund current liabilities and capital expenditure requirements. Our ongoing future capital requirements will depend on numerous factors, including:

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

The report of our independent registered public accounting firm relating to our December 31, 2024 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to the consolidated financial statements included herein, we have suffered recurring losses from operations and have a projected cash deficiency that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

We have determined that the Company’s available cash at December 31, 2024 will not be sufficient to fund current liabilities and capital expenditure requirements. We may finance our foreseeable cash requirements through cash on hand, debt financings and public or private equity offerings. Additionally, we may seek collaborations and license arrangements for our drug candidates. We may seek to access the public or private equity markets whenever conditions are favorable. We currently have no lines of credit or other arranged access to debt financing. If we are unable to obtain funding due to unfavorable terms or market conditions, management has determined that it can reduce spending on its day-to-day operations, sell laboratory assets and temporarily delay planned activities if needed. However, our ability to continue as a going concern is dependent upon obtaining funding through one or more sources described above to meet our planned obligations and pay our liabilities.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and stop critical activities. If a prolonged government shutdown or a series of shutdowns occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to gain access to the public markets and obtain necessary capital in order to properly capitalize and continue our operations, which could have a material adverse effect on our business and financial condition.

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

Risks Related to the Development of Our Drug Candidates

We must complete extensive clinical trials to demonstrate the safety and efficacy of our drug candidates. If we are unable to demonstrate the safety and efficacy of our drug candidates, we will not obtain the regulatory approval necessary to market our drug candidates, which would have an adverse effect on our business.

To date, none of our drug candidates have been approved for sale in the U.S. or any foreign country. Before a new drug product can be marketed, it must obtain clearance from the FDA by submitting an investigational new drug application (“IND”), then by successfully completing human testing under three phases of clinical trials, and finally by submitting a new drug application (“NDA”).

Before an entity can begin clinical trials for a product candidate in the U.S., they must complete extensive nonclinical and preclinical studies that support their planned and future INDs. We cannot be certain of the timely completion or outcome of ongoing and future nonclinical and preclinical studies and cannot predict if the FDA will allow our future proposed clinical programs to proceed or if the outcome of their nonclinical and preclinical studies will ultimately support further development of our programs. We also cannot be sure that we will be able to submit INDs or similar applications with respect to our future product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. With respect to INDs we have already obtained or are able to obtain in the future, we cannot be sure that our clinical trials will be successful to the satisfaction of the FDA.

For purposes of NDA approval by the FDA, human clinical trials are typically conducted in the following phases (which may overlap):

●	Phase 1: The investigational product is initially given to healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. These trials may also provide early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s pharmacokinetics and pharmacologic effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.
●	Phase 2: These clinical trials are conducted in a limited number of human subjects in the target population to identify possible adverse effects and safety risks, to determine the efficacy of the investigational product for specific targeted diseases and to determine dosage tolerance and dosage levels. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
●	Phase 3: Phase 3 clinical trials are undertaken after Phase 2 clinical trials demonstrate that a dosage range of the investigational product appears effective and has a tolerable safety profile. The Phase 2 clinical trials must also provide sufficient information for the design of Phase 3 clinical trials. Phase 3 clinical trials are conducted to provide statistically significant evidence of clinical efficacy and to further test for safety risks in an expanded human subject population at multiple clinical trial sites. These clinical trials are intended to further evaluate dosage, effectiveness and safety, to establish the overall benefit-risk profile of the investigational product and to provide an adequate basis for product labeling and approval by the FDA. In most cases, the FDA requires two adequate and well- controlled Phase 3 clinical trials to demonstrate the efficacy of an investigational drug or biologic.

All clinical trials must be conducted in accordance with FDA regulations, GCP requirements and their protocols in order for the data to be considered reliable for regulatory purposes. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. These government regulations may delay or prevent approval of product candidates for a considerable period of time and impose costly procedures upon our business operations.

The FDA may require, or companies may pursue, additional clinical trials, referred to as Phase 4 clinical trials, after a product is approved. Such trials may be made a condition to be satisfied for continuing drug approval. The results of Phase 4 clinical trials can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA has authority to require sponsors to conduct post-marketing trials to specifically address safety issues identified by the agency.

While antisense therapeutics have been in development for over 20 years, only a limited number of antisense drugs have been successfully developed to date. Further, the development of liposomal antisense therapeutics, which comprise our drug therapeutics technology, has faced many challenges and generally remains unproven in the treatment of cancers. The success of our business depends primarily on our ability to develop and commercialize our drug candidates successfully. In order to obtain FDA approval to market a new drug in the U.S., our drug candidates must satisfy rigorous standards of safety and efficacy to the satisfaction of the FDA before they may be approved for sale. In an effort to satisfy these standards, we must engage in expensive and lengthy testing of our drug candidates.

We may not be able to obtain authority from the FDA or other equivalent foreign regulatory agencies to move on to further efficacy segments of our ongoing clinical trials or commence and complete any other clinical trials for any of our drug candidates. Positive results in preclinical studies of a drug candidate may not be predictive of similar results in human clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the preclinical tests or clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage trials. The failure of clinical trials to demonstrate safety and efficacy of one or more of our drug candidates will have a material adverse effect on our business and financial condition for any number of reasons including delays in development, additional unanticipated studies required by the FDA, or an ultimate inability to market a product candidate and generate a profit.

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

Even if we are successful in obtaining regulatory approval to market a drug candidate, we, and our third-party manufacturer(s) will be, subject to extensive regulation by the FDA.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, manufacturing processes or facilities, require submission and FDA approval of a new NDA, or an NDA supplement, before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Drug products must also comply with applicable requirements, including monitoring and recordkeeping activities, manufacturing requirements, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling, or off-label use, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may, in their independent professional medical judgment, prescribe legally available drugs for off-label uses, manufacturers typically may not market or promote such off-label uses.

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

Prexigebersen has received orphan drug designations for the treatment of AML in the U.S. Orphan designation is available to drugs intended to treat, diagnose or prevent a rare disease or condition that affects fewer than 200,000 people in the U.S. at the time of application for orphan designation. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan designation qualifies the sponsor of the product for a tax credit and marketing incentives. The first sponsor to receive FDA marketing approval for a drug with an orphan designation is entitled to a seven-year exclusive marketing period in the U.S. for that product for that indication and, typically, a waiver of the prescription drug user fee for its marketing application. However, orphan drug exclusivity may not effectively protect the product candidate from competition for several reasons including different drugs with different active ingredients may be approved for the same conditions and competitors also potentially could secure approval of the same drug for different non-orphan conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug during the seven-year exclusive marketing period for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights may also be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug.

Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process. Orphan drug designation in no way ensures ultimate regulatory approval.

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

Identification of previously unknown problems with respect to a drug candidate and/or a commercial product(s) with which any of our candidates are being tested or a manufacturer or facility involved in the production of any such candidate or commercial product may result in restrictions on the drug candidate, product, manufacturer or facility that could have a material adverse effect on the development of our drug candidate(s).

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

In addition, because we are developing at least one of our drug candidates in combination with one or more third-party commercial products, we could also be subject to delays, difficulties, and other adverse effects if any such commercial products (or the companies and/or facilities involved in their marketing and/or production) experience safety, efficacy, compliance, or other issues. For example, one of the therapies with which BP1001 is being studied as a combination therapy candidate may have unexpected safety issues that are improperly attributed to BP1001, or the administration of BP1001 with such other therapies may result in safety issues or adverse events that may not have been present if such other therapies or BP1001 would have been used alone. And, the commercial drug(s) with which any of our candidates is being developed could become unavailable due to any number of circumstances beyond our control. This could delay or prevent our ability to complete the affected clinical studies and/or pursue, obtain, or maintain FDA approval, as applicable.

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

Even if we receive regulatory approval of any product candidate or therapy that we may develop, we will be subject to ongoing regulatory obligations, reporting requirements and continued regulatory review, which may result in significant additional expenses. If we fail to comply with regulatory requirements or experience unanticipated problems with our products or product candidates, we may be subject to substantial penalties, fines, delays, suspensions, refusals and withdrawals of approvals.

If BP1001 or any other product candidates that we are developing or may in the future are approved, they will be subject to ongoing regulatory requirements and reporting requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, recordkeeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable non-U.S. regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.

Facilities of CMOs and testing laboratories are required to comply with extensive FDA, and non-U.S. regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP, and in certain cases, current Good Tissue Practices (“cGTP”), regulations. As a result, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work with must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Additionally, the FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations maybe enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

The FDA may seek consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers, manufacturing processes or testing laboratories, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on our products, manufacturers or manufacturing processes;
●	warning letters and untitled letters;
●	civil penalties and criminal prosecutions and penalties;
●	fines;
●	injunctions;
●	product seizures or detentions;
●	import or export bans or restrictions;
●	voluntary or mandatory product recalls and related publicity requirements;
●	suspension or withdrawal of regulatory approvals;
●	total or partial suspension of production; and
●	refusal to approve pending applications for marketing approval of new products or of supplements to approved applications.

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

Our patent portfolio currently includes seven issued patents in the U.S. and 61 issued patents in foreign jurisdictions. We have three additional pending patent applications in the U.S. and five additional allowed patent application in a foreign jurisdiction. Further, we have pending patent applications in key foreign jurisdictions across our six families of applications. Our success depends in large part on our ability to obtain and maintain patent protection both in the U.S. and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to maintain, obtain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

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

We may be subject to claims that our employees and contractors have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

As of December 31, 2024, there were 96,389 shares of common stock reserved for issuance upon the exercise of outstanding options granted under our equity incentive plans. As of December 31, 2024, there were (i) 921 additional shares of common stock reserved for future issuance of awards under the Bio-Path Holdings, Inc. 2017 Stock Incentive Plan, as amended (the “2017 Stock Incentive Plan”), and (ii) 1,200,948 additional shares of common stock reserved for future issuance of awards under the Bio-Path Holdings, Inc. 2022 Stock Incentive Plan (the “2022 Stock Incentive Plan”). In addition, as of December 31, 2024, there were

16,490,014 shares of common stock reserved for issuance upon the exercise of outstanding warrants that we have issued in connection with prior securities offerings. To the extent that outstanding stock options and warrants are exercised, existing stockholders’ ownership interests may be diluted, which may reduce the market price of our common stock.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. From January 1, 2020 through December 31, 2024, our stock price has fluctuated from a low of $0.59 to a high of $486.80, after adjustment for reverse stock splits. The market price for our common stock will be affected by a number of factors, including:

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

Our common stock has been delisted from The Nasdaq Capital Market and there is no guarantee that our common stock will be regularly traded on the OTCQB Venture Market or other over-the-counter markets.

On February 14, 2025, Nasdaq notified the Company that the Panel determined to delist the Company’s common stock. On February 19, 2025, trading of our common stock was suspended on The Nasdaq Capital Market and trading of our common stock commenced on the OTCQB Venture Market under the ticker symbol “BPTH.”

The OTCQB Venture Market is a significantly more limited market than The Nasdaq Capital Market, and quotation on the OTC Venture Market has resulted in a less liquid market for existing and potential holders of our common stock which could further depress the trading price of our common stock. There is no guarantee that our common stock will continue to be traded on the OTCQB Venture Market or on other over-the-counter markets, and accordingly, our common stock may become illiquid. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of the common stock on the OTCQB Venture Market, or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market.

Our common stock is thinly traded and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.

To date, we have a low volume of daily trades in our common stock. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as to the information and reporting requirements of the SEC and other federal securities laws. We are also subject to the rules of the OTCQB Venture Market. As a result, we incur significant legal, accounting, and other expenses that we would not incur as a private company, including costs associated with our public company reporting requirements and corporate governance requirements. Compliance with these public company obligations places significant additional demands on our limited number of finance and accounting staff and on our financial, accounting and information systems.

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

Recent and future reverse stock splits may decrease the liquidity of our common stock and result in higher transaction costs.

Our stockholders approved a reverse stock split at our 2024 Annual Meeting which may be effected in the sole discretion of the Board of Directors, at a ratio of up to 1-for-30, and may be abandoned in the sole discretion of the Board of Directors. The liquidity of our common stock may be negatively impacted by any such reverse stock split, given the reduced number of shares that are outstanding after such a reverse stock split, particularly if the stock price does not increase as a result of such reverse stock split. Additionally, if the reverse stock split is implemented, it will increase the number of our stockholders who own “odd lots” of fewer than 100 shares of common stock. Brokerage commissions and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of common stock. Accordingly, a reverse stock split may not achieve the desired results of increasing the stock price of our common stock.

Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that a reverse stock split, will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve. If we effect the reverse stock split approved at the 2024 Annual Meeting, the primary intent will be the anticipated increase in the price of our common stock immediately following and resulting from a reverse stock split due to the reduction in the number of issued and outstanding shares of common stock. It cannot be assured that a reverse stock split will result in any sustained proportionate increase in the market price of our common stock, which is dependent upon many factors, including our business and financial performance, general market conditions, and prospects for future success, which are unrelated to the number of shares of our common stock outstanding. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split.

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our common stock, then our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our industry and our market. If no analyst elects to cover us and publish research or reports about us, the market for our common stock could be severely limited and our stock price could be adversely affected. As a small-cap company, we are more likely than our larger competitors to lack coverage from securities analysts. In addition, even if we receive analyst coverage, if one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us issue negative reports or adversely change their recommendations regarding our common stock, our stock price could decline.

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

ITEM 2. PROPERTIES

In April 2014, we entered into a lease agreement for approximately 3,000 square feet of office space for general and administrative purposes in Bellaire, Texas, which is part of the Houston metropolitan area. The term of the lease began on August 1, 2014 and was scheduled to terminate on July 31, 2019. In May 2019, we entered into an amendment to the lease agreement to extend the term of the lease to October 31, 2024. In October 2024, we entered into a second amendment to the lease agreement to extend the term of the lease to October 31, 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB Venture Market under the symbol “BPTH.”

Holders

As of March 21, 2025, there were 8,307,892 shares of our common stock outstanding and approximately 197 stockholders of record.

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

Overview

We are a clinical and preclinical stage oncology and obesity-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target-specific protein inhibition for any gene product that is over-expressed in disease. Our drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. We believe this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and dosing in clinical trials, our DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company.

Using DNAbilize® as a platform for drug development and manufacturing, we currently have four drug candidates in development to treat at least five different cancer disease indications. Our lead drug candidate, BP1001, or prexigebersen, which targets Grb2, initially started the efficacy portion of a Phase 2 clinical trial for untreated AML patients in combination with LDAC. However, the changing landscape of AML treatment has led to amendment of the Phase 2 clinical study by removing the combination treatment of prexigebersen and LDAC and replacing it with the combination treatment of prexigebersen and decitabine.

Venetoclax in combination with LDAC, decitabine or azacytidine (the latter two drugs are DNA hypomethylating agents) is approved as frontline therapy for newly diagnosed AML in adults who are 75 years or older, or who have comorbidities precluding intensive induction chemotherapy. We believe this approval of the frontline venetoclax and decitabine combination therapy provides an opportunity for developing prexigebersen as an addition to the combination therapy for the treatment of newly diagnosed AML patients. In preclinical efficacy studies, four AML cancer cell lines were treated with three different combinations of decitabine, venetoclax and prexigebersen. Decrease in AML cell viability was the primary measure of efficacy. The triple combination of decitabine, venetoclax and prexigebersen showed significant improvement in efficacy in three of the four AML cell lines. Based on these results, we believe that adding prexigebersen to the treatment combination of decitabine and venetoclax could lead to improved efficacy in AML patients.

Our approved amended Phase 2 clinical trial currently has three cohorts of subjects. The first two cohorts treat patients with the triple combination of prexigebersen, decitabine and venetoclax. The first cohort includes newly diagnosed AML patients, and the second cohort includes relapsed/refractory AML patients. Finally, the third cohort treats relapsed/refractory AML patients, who are venetoclax-resistant or -intolerant, with the two-drug combination of prexigebersen and decitabine. The full trial design plans have approximately 98 evaluable patients for the first cohort having newly diagnosed AML patients with a preliminary review performed after 19 evaluable patients and a formal interim analysis after 38 evaluable patients. The full trial design plans have approximately 54 evaluable patients for each of the second cohort, having relapsed/refractory AML patients, and the third cohort, having AML patients who are venetoclax-resistant or -intolerant, in each case with a review performed after 19 evaluable patients. The study is anticipated to be conducted at up to ten clinical sites in the U.S., and Gail J. Roboz, MD, is the national coordinating Principal Investigator for the Phase 2 trial. Dr. Roboz is a professor of medicine and director of the Clinical and Translational Leukemia Program at the Weill Medical College of Cornell University (the “Weill Medical College”) and the New York-Presbyterian Hospital in New York City.

The safety run-in of the triple combination of prexigebersen, decitabine and venetoclax for the Phase 2 clinical study was successfully completed. The preliminary data, presented at the 2021 ASH Annual Meeting, showed the treatment was well-tolerated and there were no dose limiting toxicities attributed to prexigebersen.

On June 3, 2024, we announced additional interim data for the first two cohorts of the Phase 2 clinical trial. In Cohort 1, 31 newly diagnosed patients were enrolled; 20 evaluable patients with a median age of 75 years, treated with at least one cycle of prexigebersen, decitabine and venetoclax, had adverse-risk or secondary AML evolved from myelodysplastic syndromes, chronic myelomonocytic leukemia or treatment-related AML. Fifteen patients (75%) achieved CR/CRi/CRh. One patient achieved partial remission (“PR”), three patients achieved stable disease, and one patient had toxicity attributed to decitabine and venetoclax treatment. In Cohort 2, 40 relapsed/refractory patients were enrolled; 23 evaluable patients with a median age of 63 years, treated with at least one cycle of prexigebersen, decitabine and venetoclax, had adverse-risk or secondary AML. Twelve patients (55%) achieved CR/CRi/CRh, one patient achieved PR, eight patients achieved stable disease and two patients had progressive disease or treatment failure. Among the evaluable patients of both cohorts, adverse events were consistent with those expected with decitabine and venetoclax and/or AML, including fatigue (72%), anemia (60%) and neutropenia (49%), while the most frequent severe adverse events were febrile neutropenia (26%) and sepsis (5%). The interim analysis data was selected as an oral presentation in the 2024 ASCO Annual Meeting and as a poster presentation in the 2024 EHA Annual Meeting. Based on this interim data, we expect to continue enrollment of up to 98 and 54 evaluable patients for Cohorts 1 and 2, respectively and plan to pursue FDA expedited programs for Fast Track designation. We are evaluating whether to seek to expand Stage 2 of the Phase 2 clinical trial in Europe. We plan to complete enrollment in cohorts 1 and 2 in 2026.

Our second drug candidate, Liposomal Bcl-2 (“BP1002”), targets the protein Bcl-2, which is responsible for driving cell survival in up to 60% of all cancers. A Phase 1 clinical trial to evaluate the ability of BP1002 to treat refractory/relapsed lymphoma and refractory/relapsed CLL patients is being conducted at the Georgia Cancer Center, The University of Texas Southwestern and New York Medical College. A total of six evaluable patients are scheduled to be treated over two dose levels with BP1002 monotherapy in a standard 3+3 design. Enrollment has been successfully completed for both dose cohorts, 20 and 40 mg/m2. There were no dose limiting toxicities.

On December 11, 2024, we announced that the Phase 1 clinical trial evaluating BP1002 as a treatment for refractory/relapsed lymphoma and refractory/relapsed chronic lymphocytic leukemia has discontinued enrollment. This decision was based on enrollment challenges in these niche indications, particularly given the crowded development landscape that includes multiple competing trials and to reallocate resources towards advancing our metabolic program.

Additionally, preclinical studies suggest that the combination of BP1002 with decitabine is efficacious in venetoclax-resistant cells. An abstract of the preclinical study was presented at the 2021 American Association for Cancer Research (“AACR”) Annual Meeting. A Phase 1/1b clinical trial to investigate the ability of BP1002 to treat refractory/relapsed AML patients, including venetoclax-resistant patients, is being studied. A recent study found that AML patients who had relapsed from frontline venetoclax-based treatment had a very poor prognosis, with a median survival of less than three months. Since venetoclax and BP1002 utilize different mechanisms of action, we believe that BP1002 may be a potential treatment for venetoclax-relapsed AML patients. The Phase 1/1b clinical trial is being conducted at several leading cancer centers in the United States, including the Weill Medical College, MD Anderson, Scripps Health and The University of California at Los Angeles Cancer Center. On October 7, 2024, we announced that the FDA had completed its review of PK/PD data from the first two dosing cohorts (20 and 40 mg/m2) and that the enrollment for the third dosing cohort (60 mg/m2) is complete and we are now enrolling cohort four, which is the higher dose of 90 mg/m2. The approved treatment cycle is two doses per week over four weeks, resulting in eight doses administered over twenty-eight days. The Phase 1b portion of the study is expected to commence after completion of BP1002 monotherapy cohorts and will assess the safety and efficacy of BP1002 in combination with decitabine in refractory/relapsed AML patients.

Our third drug candidate, Liposomal STAT3 (“BP1003”), targets the STAT3 protein and is currently in IND enabling studies as a potential treatment of pancreatic cancer, NSCLC and AML. Preclinical studies showing BP1003’s ability to inhibit STAT3 protein expression and cancer cell viability had been presented at AACR Annual Meetings. On September 16, 2024, we announced a publication in the peer-reviewed journal, Biomedicines, which highlights the therapeutic potential and broad anti-tumor effect of BP1003 in numerous preclinical solid tumor models, including breast, ovarian, and pancreatic cancer. The lead indication for which we intend to develop BP1003 is pancreatic cancer due to the severity of this disease and the lack of effective, life-extending treatments. For example, pancreatic adenocarcinoma is projected to be the second most lethal cancer behind lung cancer by 2030. Typical survival for a metastatic pancreatic cancer patient is about three to six months from diagnosis. We have successfully completed several IND enabling studies of BP1003 and have one additional IND enabling study to complete. Once the additional study is successfully completed, our goal is to file an IND application and initiate the first-in-humans Phase 1 study of BP1003 in patients with refractory, metastatic solid tumors, including pancreatic cancer and NSCLC.

In addition, a modified product named BP1001-A, our fourth drug candidate, has shown to enhance chemotherapy efficacy in a preclinical study involving solid tumor models. Results of the preclinical study were published in the scientific journal Oncotarget in 2020. BP1001-A incorporates the same drug substance as prexigebersen but has a slightly modified formulation designed to enhance nanoparticle properties. A BP1001-A Phase 1/1b clinical trial in patients with advanced or recurrent solid tumors is being conducted at several leading cancer centers in the United States, including MD Anderson, Karmanos Cancer Institute, Mary Crowley Cancer Research and Holy Cross Hospital, Maryland. A total of nine evaluable patients are scheduled to be treated with BP1001-A monotherapy over three dose levels in a standard 3+3 dose escalation design. The first dose cohort consisted of a starting dose of 60 mg/m2 had been completed, and there were no dose limiting toxicities. Enrollment is now open for patients for the second dose cohort of 90 mg/m2 which we expect to be complete in the second quarter of 2025 in order to advance to dose level 3. The Phase 1b portion of the study is expected to commence after successful completion of BP1001-A monotherapy cohorts and is intended to assess the safety and efficacy of BP1001-A in combination with paclitaxel in patients with recurrent ovarian or endometrial tumors. Phase 1b studies are also expected to be opened in combination with gemcitabine in Stage 4 pancreatic cancer and combination therapy in breast cancer.

Development and Treatment for Obesity

Insulin resistance is a major contributor to obesity, Type 2 diabetes and other related metabolic diseases. Insulin lowers blood glucose level by activating the PI3K/AKT pathway. However, this insulin pathway is dysfunctional in obese patients who have Type 2 diabetes. Literature suggests that Grb2 is an inhibitor of the insulin/PI3K/AKT pathway. Upregulation of the Grb2 gene has been reported for patients with Type 2 diabetes. Knockdown of Grb2 expression enhanced insulin-induced AKT activity and glucose uptake in myoblast and hepatoma cells. Furthermore, insulin sensitivity was restored in Grb2 heterozygous knockout mice fed on high fat-induced diet. We are currently exploring the development of BP1001-A as a drug candidate to target insulin resistance. We hypothesize that by downregulating Grb2 expression, BP1001-A could potentially lower blood glucose level by enhancing insulin-mediated AKT activation and glucose uptake and storage and are pursuing studies to test such hypothesis.

On December 19, 2024, we announced the results of our initial preclinical work; BP1001-A, by downregulating Grb2 expression, increased the levels of phosphorylated AKT and phosphorylated FOXO-1 (a downstream AKT effector) in myoblast and hepatoma cells in the presence of insulin. Furthermore, high fat diet rich in saturated fatty acids can lead to insulin resistance. Palmitic acid, the most common saturated fatty acid in a high fat diet, has been shown to impair insulin signaling. On March 18, 2025, we announced preclinical results that BP1001-A attenuated fatty acid-induced insulin resistance and restored insulin sensitivity in muscle progenitor and skeletal muscle fiber cell models. These preliminary data confirmed that BP1001-A could affect the insulin/PI3K/AKT pathway and increase insulin sensitivity, thus validating BP1001-A as a potential candidate to target obesity in Type 2 diabetes patients. We have initiated animal studies to evaluate the efficacy of BP1001-A as a potential treatment for obesity and related metabolic diseases in Type 2 diabetes patients. If successful, we intend to initiate a first-in-human Phase 1 clinical trial in 2025 to further validate safety, measure pharmacokinetics and establish dosing for potential pivotal trials.

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

We are developing a molecular biomarker package to accompany prexigebersen treatment, the goal of which is to identify patients with a genetic profile more likely to respond to the investigational treatment and improve the probability of success for this program as a result. The emerging role of biomarkers has been enhancing cancer development over the past decade and has become a more common companion to many cancer development programs. We expect to develop molecular biomarker packages to accompany our new programs.

We have certain intellectual property as the basis for our current drug products in clinical development, prexigebersen, BP1002, BP1003 and BP1001-A. We are developing RNAi antisense nanoparticle drug candidates based on our own patented technology to treat cancer, obesity and autoimmune disorders where targeting a single protein may be advantageous and result in reduced patient adverse effects as compared to small molecule inhibitors with off-target and non-specific effects. We have composition of matter and method of use intellectual property for the design and manufacture of antisense RNAi nanoparticle drug products.

As of December 31, 2024, we had an accumulated deficit of $117.5 million. Our net loss was $9.9 million and $16.1 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Revenue. We had no revenue for each of the years ended December 31, 2024 and 2023.

Research and Development Expenses. Our research and development expense was $7.3 million for the year ended December 31, 2024, a decrease of $4.3 million compared to the year ended December 31, 2023. The decrease in research and development expense was primarily due to decreased manufacturing expenses related to drug product releases in 2024 compared to 2023. The following table sets forth our research and development expenses (in thousands):

	Year ended
	December 31,
	2024	2023
Research and development expense	$7,147	$11,425
Non-cash stock-based compensation expense	148	183
Total research and development expense	$7,295	$11,608

General and Administrative Expenses. Our general and administrative expense was $4.7 million for the year ended December 31, 2024, an increase of $0.5 million compared to the year ended December 31, 2023. The increase in general and administrative expense was primarily due to increased salaries and benefits expense as well as expenses related to our special shareholder meeting in 2024. The following table sets forth our general and administrative expenses (in thousands):

	Year ended
	December 31,
	2024	2023
General and administrative expense	$4,279	$3,684
Non-cash stock-based compensation expense	418	551
Total general and administrative expense	$4,697	$4,235

Net Operating Loss. Our net loss from operations was $12.0 million for the year ended December 31, 2024, a decrease of $3.8 million compared to the year ended December 31, 2023.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability for the year ended December 31, 2024 resulted in non-cash income of $2.1 million.

Net Loss. Our net loss was $9.9 million for the year ended December 31, 2024, a decrease of $6.2 million compared to the year ended December 31, 2023.

Net Loss per Share. Net loss per share, both basic and diluted, was $4.12 per share for the year ended December 31, 2024, compared to $33.63 per share for the year ended December 31, 2023. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $1.2 million at December 31, 2024, an increase of $0.1 million compared to December 31, 2023. We do not believe that our available cash at December 31, 2024 will be sufficient to fund current liabilities and capital expenditure requirements. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above to meet its planned obligations and pay its liabilities.

Cash Flows

For the Year Ended December 31, 2024

Operating Activities. Net cash used in operating activities for the year ended December 31, 2024 was $10.6 million. Excluding non-cash stock-based compensation expense of $0.6 million, change in fair value of the warrant liability of $2.1 million and depreciation and amortization expenses of $0.2 million, net cash used in operating activities consisted primarily of the net loss for the period of $9.9 million, an increase in operating assets of $0.6 million and a decrease in lease liabilities of $0.1 million. These are partially offset by an increase in accounts payable and accrued expenses of $1.4 million.

Investing Activities. There were no investing activities for the year ended December 31, 2024.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2024 consisted of $10.7 million from the March 2024 Registered Direct Offering, the April 2024 Registered Direct Offering, the At The Market Offering Agreement, the June 2024 Private Placement and the October 2024 Private Placement (each as defined below).

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

2022 Shelf Registration Statement

On May 27, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2022 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $110.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, (ii) up to $9.0 million of our common stock under the Offering Agreement (as defined below), which $9.0 million was subsequently reduced to $3.0 million pursuant to a prospectus supplement filed with the SEC on July 29, 2022, and (iii) up to 11,895 shares of our common stock pursuant to the exercise of warrants outstanding on May 27, 2022. The $3.0 million of our common stock that could previously be offered, issued and sold under the Offering Agreement was included in the $110.0 million of our securities that may be offered, issued and sold. On December 7, 2022, we received written notice from Wainwright (as defined below) that Wainwright had elected, pursuant to Section 8(b) of the Offering Agreement, to terminate the Offering Agreement effective as of December 7, 2022. As of immediately prior to the termination of the Offering Agreement, all $3.0 million of shares of our common stock remained available for sale pursuant to the ATM Prospectus (as defined below) and the Offering Agreement. As a result of the termination of the Offering Agreement, we will not offer or sell any additional shares of our common stock under the ATM Prospectus or the Offering Agreement, and the entire $3.0 million of shares of our common stock included in the ATM Prospectus will be available for sale in other offerings pursuant to the 2022 Shelf Registration Statement. As of the date hereof, we are not eligible to utilize the 2022 Shelf Registration Statement. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

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

On April 19, 2024, we determined to increase the number of shares available for sale under the At The Market Offering Agreement, up to an additional aggregate offering price of approximately $1.1 million, which shares are being offered and sold pursuant to the 2022 Shelf Registration Statement and a prospectus supplement and accompanying prospectus filed with the SEC on April 19, 2024 (the “Subsequent ATM Prospectus Supplement”). As of December 31, 2024, we have offered and sold 334,929 shares of common stock under the Subsequent ATM Prospectus Supplement for gross proceeds of approximately $1.1 million and after deducting commissions and the Company’s offering expenses, the net proceeds from such offering were approximately $1.0 million.

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

June 2024 Private Placement

On June 3, 2024, we entered into a securities purchase agreement with a certain institutional and accredited investor pursuant to which we agreed to sell, in a private placement, an aggregate of (i) 180,000 shares of our common stock, (ii) pre-funded warrants to purchase up to 1,629,955 shares of our common stock at an exercise price of $0.001 per share, (iii) series A warrants to purchase up to

1,809,955 shares of our common stock at an exercise price of $2.00 per share and (iv) series B warrants to purchase up to 1,809,955 shares of our common stock at an exercise price of $2.00 per share for gross proceeds of approximately $4.0 million (the “June 2024 Private Placement”). The June 2024 Private Placement closed on June 5, 2024. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercises of the warrants issued in the offering, were approximately $3.3 million.

October 2024 Private Placement

On October 8, 2024, we entered into a securities purchase agreement with a certain institutional and accredited investor pursuant to which we agreed to sell, in a private placement, an aggregate of (i) pre-funded warrants to purchase up to 4,597,702 shares of our common stock at an exercise price of $0.001 per share, (ii) series A warrants to purchase up to 6,407,657 shares of our common stock at an exercise price of $1.00 per share and (iii) series B warrants to purchase up to 6,407,657 shares of our common stock at an exercise price of $1.00 per share for gross proceeds of approximately $4.0 million (the “October 2024 Private Placement”). The October 2024 Private Placement closed on October 10, 2024 (the “Closing Date”). In connection with the October 2024 Private Placement, the Company and the investor agreed to cancel such investor’s series A warrants to purchase 1,809,955 shares of common stock at an exercise price of $2.00 and series B warrants to purchase 1,809,955 shares of common stock at an exercise price of $2.00 issued to such investor in connection with the June 2024 Private Placement, effective as of the Closing Date. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and our offering expenses, and excluding the proceeds, if any, from the exercises of the warrants issued in the offering, were approximately $3.5 million.

March 2025 Promissory Note

On March 6, 2025, we entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Lender”), an accredited investor, for the issuance and sale of a promissory note in the aggregate principal amount of $161,000 (the “Promissory Note”) for a purchase price of $140,000 after deducting the original issue discount of $21,000. The Promissory Note bears a one-time interest charge of twelve percent that is applied on the date of issuance, March 6, 2025. The Promissory Note shall be paid in five payments with the first payment of $90,160 due on August 30, 2025 and each subsequent payment shall be equal to $22,540 which are due on September 30, 2025, October 30, 2025, November 30, 2025 and December 30, 2025. Upon the occurrence and during any continuation of any Event of Default (as defined in the Promissory Note), the Promissory Note shall become immediately due and payable and the Company shall pay to the Lender, in full satisfaction, an amount equal to 150% times the sum of (i) the then outstanding principal amount of the Promissory Note plus (ii) accrued and unpaid interest on the unpaid principal amount of the Promissory Note to the date of payment plus (iii) default interest, if any, at a rate of 22% per annum on the amounts referred to in clauses (i) and/or (ii) plus (iv) any amounts owed to the Lender pursuant to the Conversion Right (as defined below). In addition, only upon an Event of Default and during any continuation thereof, the Lender may elect to convert all or any part of the outstanding principal and interest on the Promissory Note in fully paid and non-assessable shares of the Company’s Common Stock at a conversion price per share equal to 65% of the lowest closing bid price of the Common Stock for the ten trading days prior to the date of conversion (the “Conversion Right”).

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any material off-balance sheet arrangements.

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

For the years ended December 31, 2024 and 2023, we had $7.3 million and $11.6 million, respectively, of costs classified as research and development expense.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2024. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer (who is also our Chief Financial Officer), has evaluated the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2024. Based on this evaluation, management believes that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our current directors and officers are set forth below:

Name	Age	Position - Committee
Peter H. Nielsen	76	Chief Executive Officer; President; Chief Financial Officer; Treasurer; Chairman of the Board; Director – Business Development Committee

Heath W. Cleaver, CPA	51	Director – Audit Committee (Chair); Compensation Committee; Nominating/Corporate Governance Committee (Chair)

Paul D. Aubert	55	Director – Audit Committee; Compensation Committee (Chair); Nominating/Corporate Governance Committee

Aline B. Sherwood	55	Director – Audit Committee; Compensation Committee; Nominating/Corporate Governance Committee; Business Development Committee (Chair)

Douglas P. Morris	69	Director – Business Development Committee; Director of Investor Relations; Secretary

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

Paul D. Aubert. Mr. Aubert was appointed to the Board on February 1, 2018. Mr. Aubert is currently Of Counsel with The Mussalli Law Firm in The Woodlands, Texas, a position he has held since April 2022. Prior to that, from March 2018 to March 2023, he served as Senior Vice President & General Counsel of Anthem Holdings Company and its subsidiaries. From June 2014 to March 2018, he practiced law in a solo law practice and also served as part-time General Counsel to his former employers. From February 2012 through May 2014, Mr. Aubert served as General Counsel of Pernix Therapeutics Holdings, Inc., a Nasdaq-listed specialty pharmaceutical company. Before that, he was a Shareholder in the Corporate and Securities practice group at Winstead PC, a national law firm headquartered in Dallas, Texas, from 2007 to 2012. Mr. Aubert also served as an attorney in the Corporate and Securities practice groups of several national and international law firms prior to joining Winstead in 2004, including at Andrews Kurth LLP from 1999 to 2004, Weil, Gotshal & Manges LLP from 1998 to 1999 and Jones Walker LLP from 1996 to 1998. Mr. Aubert holds a Juris Doctor and an M.B.A. from Tulane University in New Orleans, Louisiana and a B.A. in History from Louisiana State University - Baton Rouge.

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

Douglas P. Morris. Mr. Morris is a co-founder of Bio-Path and has served as a director of Bio-Path since 2007 and served as an officer from 2007 to June 2014. Mr. Morris also currently serves as the Director of Investor Relations and the Secretary of Bio-Path. Mr. Morris serves as an officer and director of two publicly traded companies seeking business merger combinations: Spirits Time International, Inc. (OTC Markets: SRSG) and Bioethics, LTD. (OTC Markets: BOTH). Mr. Morris previously served as a co-founder, Managing Member, and Secretary of nCAP Holdings, LLC (nCAP), a privately held technology based company from September 2013 to January 2016. Between 1993 and 2010, Mr. Morris was an officer and director of Celtic Investment, Inc., a financial services company. Mr. Morris owned and operated Hyacinth Resources, LLC (“Hyacinth”), a business-consulting firm, from 1990 until September 2018, and is also a Managing Member of Sycamore Ventures, LLC, a privately held consulting firm. Mr. Morris has a B.A. from Brigham Young University, and attended the University of Southern California Master’s program in public administration.

Board of Directors

Our operations are managed under the broad supervision of the Board, which has ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. Our Board is currently comprised of three independent directors and two non-independent directors. Although our common stock is not currently listed on Nasdaq, we have chosen to apply Nasdaq’s definition of independence. The Board has determined that current directors Heath W. Cleaver, Paul D. Aubert and Aline B. Sherwood are “independent” as independence is defined under the listing standards for The Nasdaq Stock Market. The Board based these determinations primarily on a review of the responses our directors provided to questions regarding employment and compensation history, affiliations and family and other relationships.

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

Audit Committee

The Audit Committee has been structured to comply with the requirements of Section 3(a)(58)(A) of the Exchange Act. The Board has determined that the Audit Committee members have the appropriate level of financial understanding and industry specific knowledge to be able to perform the duties of the position and are financially literate and have the requisite financial sophistication as required by the applicable listing standards of The Nasdaq Stock Market. Although our common stock is not currently listed on Nasdaq, the Audit Committee satisfies the audit committee listing standards of Nasdaq.

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

Insider Trading Policy

The Company has adopted an insider trading policy (the “Insider Trading Policy”) governing policies and procedures for the purchase, sale and any other disposition of our securities by our directors, officers, employees and the Company itself. Such Insider Trading Policy is attached hereto as Exhibit 19.1.

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

In the event of a vacancy on the Board between annual meetings of our stockholders, the Board may request that the Nominating/Corporate Governance Committee identify, review and recommend qualified candidates for Board membership for Board consideration to fill such vacancies, if the Board determines that such vacancies will be filled. Our First Amended and Restated Bylaws (as amended, the “Bylaws”) allow for up to fifteen directors. The Board is permitted by the Bylaws to change the number of directors by a resolution adopted by the Board.

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

To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Form 5 were required, we believe that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with in a timely manner.

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

This section provides important information on our executive compensation programs and explains the compensation decisions made during 2024 by the Compensation Committee for our named executive officers (“NEOs”). In the fiscal year ended December 31, 2024, our only NEO was Peter H. Nielsen, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President.

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

Elements and Mix of our 2024 Compensation Program

The following elements made up the fiscal year 2024 compensation program for our NEOs:

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
●
In 2024, the long-term incentive awards included time-vested equity awards that vest over a four-year period.
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

Each year for the Compensation Committee meeting, our CEO prepares an evaluation of each of the other executive officers, if any, and makes compensation recommendations to the Compensation Committee based upon our performance against our corporate performance metrics and the individual’s performance. In addition to considering the CEO’s recommendations, the Compensation

Committee assesses the applicable executive officer’s impact during the year and his or her overall value to the Company, specifically by considering the individual leadership skills, impact on strategic initiatives, performance in his or her primary area of responsibility, his or her role in succession planning and development, and other intangible qualities that contribute to corporate and individual success. During 2024, our CEO was our only executive officer.

Compensation Consultant and Peer Comparisons. For the 2024 performance period, the Compensation Committee did not engage an external compensation consultant to review the compensation of our executive officers. For comparison purposes, the Compensation Committee relied upon peer executive compensation data from proxies and compensation surveys of the Industry Peer Group (as defined below) prepared by our executive compensation counsel based on parameters set by the Compensation Committee. The Compensation Committee reviewed executive compensation data from the Industry Peer Group to consider competitive pay levels and compensation practices. Such data included components such as total direct compensation, considered as the sum of base salary and annual cash performance incentive award, as well as total compensation, including long-term incentive awards.

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

The Compensation Committee established our current Industry Peer Group in 2024. With the assistance of our executive compensation counsel, the Compensation Committee reviews the composition of the peer group annually to ensure that companies are relevant for comparative purposes. In identifying companies to include in the Industry Peer Group, the Compensation Committee considered, among other things, the following:

●	the industry of the companies;
●	the annual revenue, market capitalization and total assets of the companies;
●	the number of full-time employees of the companies;
●	the market data sources that are available with respect to the companies; and
●	the number of peers included in the Industry Peer Group.

For 2024, our Industry Peer Group consisted of the following companies (the “Industry Peer Group”):

●	CNS Pharmaceuticals, Inc. (CNSP)
●	Cyclacel Pharmaceuticals Inc. (CYCC)
●	Kintara Therapeutics, Inc. (KTRA)
●	Monopar Therapeutics Inc. (MNPR)
●	Neurobo Pharmaceuticals, Inc. (NRBO)
●	Onconova Therapeutics, Inc. (ONTX)
●	Panbela Therapeutics, Inc. (PBLA)
●	Soligenix, Inc. (SNGX)

●	Sonnet Biotherapeutics Holdings, Inc. (SONN)
●	Xenetic Biosciences, Inc. (XBIO)

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

Role of Other Executive Officers. Our CEO makes recommendations to the Compensation Committee on all compensation actions (other than his own compensation) affecting our other executive officers, if any. In developing his recommendation for an executive officer, our CEO considers the self-evaluation prepared by the executive officer, the recommendations of his executive team, as well as his own evaluation. Our CEO’s evaluation includes an assessment of the impact that the executive officer has had on the Company during the award year and their overall value to the Company as a senior leader. The Compensation Committee is provided with our CEO’s evaluation of each executive officer’s performance and contributions to the Company. The Compensation Committee considers the information and recommendations provided by our CEO and provides a recommendation to the Board for non-CEO executive officer base salary, annual cash incentive awards and grants of long-term incentive awards, which are subject to approval by the Board. During 2024, our CEO was our only executive officer.

2024 Performance Analysis and Compensation Decisions

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

Base Salary. During 2024, the Compensation Committee approved an annual base salary for Mr. Nielsen of $440,000, compared to $400,000 during 2023. (Mr. Nielsen voluntarily reduced his base salary for 2023 to from $575,000 to $400,000).

Annual Performance Incentive Awards. During 2024, the Compensation Committee approved a discretionary annual cash performance incentive award for Mr. Nielsen in the amount of $150,000.

Long-term Incentive Awards. The Compensation Committee believes that long-term incentive awards should provide for a retention incentive with a strong tie to relative long-term stockholder return. Accordingly, the Compensation Committee grants stock option awards that typically vest over a four-year period. During 2024, the Board approved a long-term incentive award in the form of stock options to Mr. Nielsen based on recommendations from the Compensation Committee. Specifically, in July 2024, Mr. Nielsen was awarded a time-vested stock option award to purchase 25,000 shares of our common stock. The terms of the stock option grant require, among other things, that Mr. Nielsen continue to provide services over the vesting period of the options. The stock options vest over a four-year period from the date of the grant, with one-fourth (1/4) of the stock options vesting on the first anniversary of such grant, and the remaining stock options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the stock options over the next three years, based on continuing service to the Company.

Summary Compensation Table

The following table sets forth information with respect to the compensation of our sole NEO for the fiscal years ended December 31, 2024 and 2023.

						Option	All Other
						Awards	Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		($)(1)	($)		Total ($)
Peter H. Nielsen, CEO,	2024	$440,000		$150,000		$35,617	$13,090	(2)	$638,707
CFO, President, Chairman, Director	2023	$575,000	(3)	$110,000	(4)	$130,880	$11,237	(5)	$827,117
(1)	The amounts reported in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.
(2)	The amounts reported include Medicare premiums of $5,347, insurance copayments of $6,387 and certain other benefits including life insurance premiums paid by the Company for Mr. Nielsen.
(3)	Mr. Nielsen voluntarily reduced his base salary for 2023 to $400,000.
(4)	Mr. Nielsen voluntarily elected to forego the entire $110,000 bonus.
(5)	The amounts reported include Medicare premiums of $7,855, insurance copayments of $1,990 and certain other benefits including life insurance premiums paid by the Company for Mr. Nielsen.

Grants of Plan-Based Awards Table

The following table contains information about grants of plan-based stock options to our sole NEO during fiscal year 2024:

Estimated Future Payouts Under Non-Equity
Incentive Plan Awards
					All Other	All Other
					Stock	Option	Exercise or	Grant Date
					Awards:	Awards:	Base	Fair Value
					Number of	Number of	Price of	of
					Shares of	Securities	Option	Stock
	Grant	Threshold	Target	Maximum	Stock or	Underlying	Awards	Awards
Name	Date	($)	($)	($)	Units (#)	Options (#)	($/Sh)	($)(2)
Mr. Nielsen (1)	7/30/2024					25,000	$1.55	$1.42
(1)	Reflects time-vested stock options awarded under the 2022 Stock Incentive Plan. The options vest over a four-year period from the date of grant, with one-fourth (1/4) of the options vesting on the first anniversary of such grant, and the remaining options vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the options over the next three years.
(2)	The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for assumptions made by us in such valuation.

Narrative Disclosures to Summary Compensation Table and Grants of Plan-Based Awards Table

Please see the discussion under the heading “2024 Performance Analysis and Compensation Decisions” in this Annual Report on Form 10-K, above.

Outstanding Equity Awards at December 31, 2024

The following table sets forth certain information with respect to outstanding stock option awards of our sole NEO for the fiscal year ended December 31, 2024.

			Equity Incentive
	Number of Securities	Number of Securities	Plan Awards:
	Underlying Unexercised	Underlying Unexercised	Number of Securities	Option	Option
	Options Exercisable	Options Unexercisable	Underlying Unexercised	Exercise	Expiration
Name	(#)	(#)	Unearned Options (#)	Price ($)	Date
Mr. Nielsen (1)	138	—	—	$11,000.00	April 2026
Mr. Nielsen (1)	325	—	—	$736.00	April 2028
Mr. Nielsen (1)	750	—	—	$368.00	March 2029
Mr. Nielsen (1)	750	—	—	$65.00	March 2030
Mr. Nielsen (1)	4,250	—	—	$104.20	June 2030
Mr. Nielsen (2)	4,688	312	—	$140.40	March 2031
Mr. Nielsen (3)	3,096	1,404	—	$72.20	March 2032
Mr. Nielsen (4)	2,082	3,168	—	$27.80	May 2033
Mr. Nielsen (5)	—	25,000	—	$1.55	July 2034
(1)	All of these options granted are fully vested.
(2)	This option vests over a four-year period from the date of grant, March 31, 2021, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(3)	This option vests over a four-year period from the date of grant, March 23, 2022, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(4)	This option vests over a four-year period from the date of grant, May 2, 2023, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.
(5)	This option vests over a four-year period from the date of grant, July 30, 2024, with one-fourth (1/4) of the shares vesting on the first anniversary of such grant, and the remaining shares vesting thereafter in equal monthly increments equal to one-forty-eighth (1/48) of the shares over the next three years, based on continuing service to the Company.

Employment Agreement and Potential Payments Upon Termination or Change of Control

Bio-Path Subsidiary has entered into an employment agreement with its Chief Executive Officer, Peter H. Nielsen, dated May 1, 2007 (the “Nielsen Employment Agreement”).

The Nielsen Employment Agreement provides for a base salary, as approved by the Compensation Committee, of $440,000. The Nielsen Employment Agreement provides that Mr. Nielsen is entitled to certain severance payments and benefits in the event he is terminated without Cause (as defined in the Nielsen Employment Agreement) or resigns for Good Reason (as defined in the Nielsen Employment Agreement), subject to Mr. Nielsen’s continued compliance with the Confidentiality Agreement (as defined in the Nielsen Employment Agreement) and execution of a general release of all claims against us. In addition, the Nielsen Employment Agreement also provides that Mr. Nielsen is entitled to certain severance payments and benefits in the event he is terminated without Cause or resigns for Good Reason within three months before or 12 months following a Change in Control (as defined in the Nielsen

Employment Agreement), subject to Mr. Nielsen’s continued compliance with the Confidentiality Agreement and execution of a general release of all claims against us.

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

Potential severance payments and benefits to be paid pursuant to the Nielsen Employment Agreement assuming a termination or Change in Control occurred on December 31, 2024 are set forth in the table below.

		Triggering Event
			Termination without Cause or
			Resignation for Good Reason within
		Termination without Cause or	3 Months Before or 12 Months
Name	Benefit	Resignation for Good Reason ($)	Following a Change in Control ($)
Peter H. Nielsen	Market Value of Stock Vesting	$—	$—	(1)
	Accrued Vacation Days	40,615	40,615
	Three Months’ Base Salary	110,000	110,000
	Continuation of Benefits	4,354	8,709
	Total	$154,969	$159,324
(1)	Mr. Nielsen’s stock option awards would immediately become vested, and the value of the acceleration would be equal to the vesting shares multiplied by the excess of the then current stock price over the exercise price of the options. For purposes of this table, we have calculated the value of the acceleration using the closing price of our common stock on December 31, 2024, or $1.16 per share.

DIRECTOR COMPENSATION

The following table presents summary information for the year ended December 31, 2024 regarding the compensation of the members of our Board (other than Mr. Nielsen).

	Fees
	Earned
	or Paid		Option		All Other
Name	in Cash		Awards		Compensation		Total
Heath W. Cleaver	$73,000	(1)	$2,467	(2)	$—		$75,467
Paul D. Aubert	$61,500	(1)	$2,467	(2)	$—		$63,967
Aline B. Sherwood	$64,500	(1)	$2,467	(2)	$—		$66,967
Douglas P. Morris (3)	$—		$5,044	(4)	$76,731	(5)	$81,775

(1)	These amounts reflect cash fees paid to or earned by our non-employee directors for attending Board or committee meetings during the year ended December 31, 2024.
(2)	In July 2024, our non-employee directors who were eligible at such time earned or received an annual grant of an option to purchase 2,000 shares of our common stock, which was the only grant received by such directors during 2024. The amounts in this column reflect the aggregate grant date fair value of equity awards granted during the year computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for assumptions made by us in such valuation.
(3)	Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director and does not receive compensation for his services as a member of the Board.
(4)	Option awards granted to Mr. Morris reflect compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations.
(5)	This amount reflects compensation received by Mr. Morris in his capacity as the Company’s Director of Investor Relations, which includes base salary and certain other benefits.

The following table reflects the aggregate number of outstanding options (including unexercisable options) held by our directors (other than Mr. Nielsen) as of December 31, 2024:

Number of
shares underlying
Director	outstanding options
Heath W. Cleaver	4,121
Paul D. Aubert	4,101
Aline B. Sherwood	3,000
Douglas P. Morris (1)	6,158
(1)	Mr. Morris was hired by the Company in 2016 as the Company’s Director of Investor Relations. Accordingly, Mr. Morris is not considered a non-employee director.

Narrative to Director Compensation Table

In 2024, our non-employee directors received cash and equity compensation in accordance with our non-employee director compensation structure. Directors who were also employed by the Company did not receive compensation for services as directors. During 2024, our compensation structure for all non-employee directors was as follows:

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

Equity Compensation Program

Each non-employee director of the Board also received as compensation an annual stock option grant (a “Grant”) of 2,000 shares of our common stock (the “Option Shares”). The exercise price of the Option Shares was determined by the Board, and the Option Shares vest over a one-year period from the date of the Grant, with the Option Shares vesting in equal monthly increments equal to one-twelfth (1/12) of the Option Shares, based on continuing service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding shares of our common stock beneficially owned at March 21, 2025 by: (i) our sole NEO and each director; (ii) all executive officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock. The information in this table is based solely on statements in filings with the SEC or other reliable information.

	Amount and
	Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class
Peter H. Nielsen (1) (2)	18,612	*	%
Douglas P. Morris (1) (3)	2,576	*
Heath W. Cleaver (1) (4)	3,614	*
Aline B. Sherwood (1) (5)	2,500	*
Paul D. Aubert (1) (6)	3,601	*
All officers and directors as a group (7)	30,903	*	%

*Less than 1%

(1)	These are our NEOs and directors.
(2)	Includes 1,292 shares owned of record and 17,320 shares issuable upon the exercise of options that are exercisable within 60 days.
(3)	Includes 403 shares held by Hyacinth Resources, LLC and 7 shares held by Sycamore Ventures, LLC. Mr. Morris disclaims beneficial ownership of the shares held by Sycamore Ventures, LLC except to the extent of his pecuniary interest therein. Also includes 2,166 shares issuable upon the exercise of options that are exercisable within 60 days.
(4)	All 3,614 shares are issuable upon the exercise of options that are exercisable within 60 days.
(5)	All 2,500 shares are issuable upon the exercise of options that are exercisable within 60 days.
(6)	All 3,601 shares are issuable upon the exercise of options that are exercisable within 60 days.
(7)	Includes 1,702 shares owned of record and 29,201 shares issuable upon the exercise of options currently exercisable or will be exercisable within 60 days.

Equity Compensation Plan Information

There are no equity compensation plans that have not been approved by our stockholders. The following table contains information about our equity compensation plans in effect as of December 31, 2024 (in thousands, except per share amount).

Number of
	Number of		shares of
	shares of		common stock
	common stock to		remaining
	be issued	Weighted-average	available for
	upon exercise of	exercise price	future issuance
	outstanding	of outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights (1)	and rights	plans (2)
Equity compensation plans approved by stockholders	97	$71.40	1,202
Equity compensation plans not approved by stockholders	—		—
(1)	The shares shown in this column are securities to be issued upon exercise of outstanding options, warrants and rights were subject to outstanding stock option awards as of December 31, 2024 that were granted under each of the 2017 Stock Incentive Plan and the 2022 Stock Incentive Plan and total 33 and 64, respectively.
(2)	The shares shown in this column as remaining available for future issuance as of December 31, 2024 are under each of the 2017 Stock Incentive Plan and the 2022 Stock Incentive Plan and total 1 and 1,201, respectively.

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

Director Independence

The following members of the Board have been identified as independent under the standards of The Nasdaq Stock Market: Heath W. Cleaver, Paul D. Aubert and Aline B. Sherwood. Presently, there are no directors on our Audit Committee, Nominating/Corporate Governance Committee or Compensation Committee who are not independent under the standards of The Nasdaq Stock Market. Although our common stock is not currently listed on Nasdaq, we have chosen to apply Nasdaq’s definition of independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended December 31, 2024 and December 31, 2023, Ernst & Young LLP (“EY”), as our independent registered public accounting firm during such time, billed the approximate fees set forth in the table below. The Board has considered the services provided by EY and has concluded that such services are compatible with the independence of EY as our principal accountants during such periods.

The table below sets forth the aggregate fees billed to the Company by EY for services rendered in the fiscal years ended December 31, 2024 and December 31, 2023 (in thousands).

	December 31,	December 31,
	2024	2023
Audit fees (1)	$343	$445
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$343	$445

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly filings, services associated with equity offerings, including with respect to registration statements filed by the Company, and services that are normally provided by EY in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.
(2)	Audit-related fees consist of fees billed by EY for assurance and related services. These fees include services provided in conjunction with due diligence services and employee benefit plan audits.
(3)	Tax fees consist of fees billed for professional services rendered by EY for state and federal tax compliance and advice, and tax planning.
(4)	All other fees consist of fees billed by EY for professional services other than those relating to audit fees, audit-related fees and tax fees.

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

4.3	Form of Series A Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019).
4.4	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on March 19, 2019).
4.5	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019).
4.6	Form of Warrant issued to certain investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2019).
4.7	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 22, 2019).
4.8

Description of Bio-Path Holdings, Inc.’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K filed on March 5, 2020).

4.9	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2022).
4.10	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

4.11

Warrant Agency Agreement, dated as of August 7, 2023, by and between the Company and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

4.12	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2024).
4.13	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 26, 2024).
4.14	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 19, 2024).
4.15	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 19, 2024).
4.16	Form of Pre-Funded Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2024).
4.17	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 5, 2024).
4.18	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 5, 2024).
4.19	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 5, 2024).
4.20	Form of Pre-Funded Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 11, 2024).
4.21	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 11, 2024).
4.22	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 11, 2024).
4.23	Form of Warrant issued to H.C. Wainwright & Co., LLC and certain of its designees (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 11, 2024).
10.1+	Employment Agreement – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2008).
10.2+	Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 10, 2008).
10.3+	First Amendment to First Amended 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013).
10.4

Form of Waiver, Consent and Amendment to that certain Securities Purchase Agreement by and between Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 21, 2014).

10.5+	First Amendment to Employment Agreement, dated March 26, 2014 – Peter H. Nielsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014).
10.6

Lease Agreement dated April 16, 2014 by and between the Company and Pin Oak North Parcel TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2014).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2015).
10.8+	Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2017).
10.9	Form of Incentive Stock Option Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2017).
10.10	Form of Non-Qualified Stock Option Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 27, 2017).
10.11

Form of Restricted Share Unit Award Agreement (Time-Vested) under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.12

Form of Restricted Share Unit Award Agreement (Performance-Based) under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.13	Form of Restricted Share Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 27, 2017).
10.14	Form of Stock Appreciation Right Award Agreement under 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 27, 2017).
10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2019).
10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2019).
10.17

First Amendment to Lease Agreement dated April 16, 2014 by and between the Company and Pin Oak North Parcel TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2019).

10.18

Form of Securities Purchase Agreement by and between the Company and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2019).

10.19+	First Amendment to Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2019).
10.20+	Second Amendment to Bio-Path Holdings, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022).
10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2022).
10.22+	Bio-Path Holdings, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2022).
10.23	Form of Incentive Stock Option Award Agreement under 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2022).
10.24	Form of Non-Qualified Stock Option Award Agreement under 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2022).
10.25

Form of Restricted Share Unit Award Agreement (Time-Vested) under 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2022).

10.26

Form of Restricted Share Unit Award Agreement (Performance-Based) under 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2022).

10.27	Form of Restricted Share Award Agreement under 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2022).
10.28	Form of Stock Appreciation Right Award Agreement under 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 20, 2022).
10.29

Placement Agency Agreement, dated as of August 3, 2023, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

10.30

Form of Securities Purchase Agreement, dated as of August 3, 2023, by and between the Company and certain purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

10.31

Form of Warrant Amendment Agreement, dated as of August 3, 2023, by and between the Company and certain warrant holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

10.32

Form of Securities Purchase Agreement, dated as of March 25, 2024, by and between the Company and certain purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2024).

10.33

At The Market Offering Agreement, dated April 4, 2024, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2024).

10.34

Form of Securities Purchase Agreement, dated as of April 18, 2024, by and between the Company and certain purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2024).

10.35

Form of Securities Purchase Agreement, dated as of June 3, 2024, by and between the Company and certain purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2024).

10.36

Form of Registration Rights Agreement, dated as of June 3, 2024, by and between the Company and certain purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2024).

10.37

Securities Purchase Agreement, dated as of October 8, 2024, by and between the Company and certain purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2024).

10.38

Registration Rights Agreement, dated as of October 8, 2024, by and between the Company and certain purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2024).

10.39+	First Amendment to 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2024).
10.40

Second Amendment to Lease Agreement, dated October 23, 2024, by and between the Company and the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 2018-GS9, and the RR Interest Owner v. Norvin Pin Oak North LLC, et al., Case No.: 2024-369993 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2024).

19.1*	Insider Trading Policy.
21.1	Subsidiaries of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 5, 2020).
23.1*	Consent of Ernst & Young LLP.
31*	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97	Executive Compensation Recoupment Policy (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 7, 2024).
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

+ Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-PATH HOLDINGS, INC.

Dated: March 27, 2025	By:	/s/ Peter H. Nielsen
Peter H. Nielsen
President
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature

March 27, 2025	President/Chief Executive Officer/ Chief Financial Officer/	/s/ Peter H. Nielsen
	Principal Accounting Officer/Director	Peter H. Nielsen

March 27, 2025	Director	/s/ Heath W. Cleaver
Heath W. Cleaver

March 27, 2025	Director	/s/ Paul D. Aubert
Paul D. Aubert

March 27, 2025	Director	/s/ Aline B. Sherwood
Aline B. Sherwood

March 27, 2025	Director	/s/ Douglas P. Morris
Douglas P. Morris

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bio-Path Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bio-Path Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During 2024, the Company incurred $7.3 million for research and development expenses and as of December 31, 2024 recorded prepaid clinical trial expenses of $1.2 million and accrued clinical trial expense of $1.5 million. As disclosed in Note 2 to the consolidated financial statements, research and development costs are charged to expense when the related goods are delivered, or services are performed. The Company estimated its clinical trial expense based on a cost per patient calculation, which is derived from estimated start-up costs, clinical trial costs based on the number of patients and length of treatment and clinical study report costs. The Company recorded an accrual or prepaid for clinical trial expenses based on its estimated clinical trial expense as compared to payments made to the Company’s third-party clinical research organization, laboratories and clinical investigation sites.

Auditing the Company’s accrued and prepaid research and development expenses is complex due to significant judgment and estimates made by management in determining the clinical trial expenses incurred, which include inputs such as number of patients, length of treatment and clinical study report costs, compared to payments the Company has made.

How We Addressed the Matter in Our Audit

To test the prepaid or accrued research and development expenses for significant clinical trials, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions that are used by management to estimate the recorded prepayments or accruals. To test the significant assumptions, we corroborated the patient enrollment, length of treatment, trial timeline and progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects, inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded, and obtained information directly from vendors of their costs incurred to date. We tested a sample of transactions and compared the costs against related invoices and contracts. We also performed analytics over fluctuations in accruals or prepaid balances by trial throughout the year and tested subsequent payments to evaluate the completeness of the research and development expenses recognized.

/s/ Ernst & Young

We have served as the Company’s auditor since 2020.

Houston, Texas

March 27, 2025

BIO-PATH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of December 31,	As of December 31,
	2024	2023

Assets

Current assets
Cash	$1,173	$1,052
Prepaid drug product	1,074	632
Other current assets	1,529	1,358
Total current assets	3,776	3,042

Fixed assets
Furniture, fixtures & equipment	1,077	1,120
Less accumulated depreciation	(1,054)	(1,044)
	23	76

Right of use operating assets	84	102

Total Assets	$3,883	$3,220
Liabilities & Shareholders' Equity
Current liabilities
Accounts payable	$1,274	$457
Accrued expenses	1,938	1,346
Current portion of lease liabilities	83	103
Total current liabilities	3,295	1,906

Warrant liability	434	863

Noncurrent lease liabilities	—	10

Total Liabilities	3,729	2,779

Shareholders' equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 5,768 and 618 shares issued and outstanding, respectively	6	1
Additional paid in capital	117,649	108,047
Accumulated deficit	(117,501)	(107,607)
Total shareholders' equity	154	441
Total Liabilities & Shareholders' Equity	$3,883	$3,220

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023

Operating expenses

Research and development	$7,295	$11,608
General and administrative	4,697	4,235

Total operating expenses	11,992	15,843

Net operating loss	$(11,992)	$(15,843)

Other income (expense)
Change in fair value of warrant liability	2,084	(271)
Interest income	14	36

Total other income (expense)	2,098	(235)

Net loss	$(9,894)	$(16,078)

Net loss per share, basic and diluted	$(4.12)	$(33.63)

Basic and diluted weighted average number of common shares outstanding	2,401	478

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flow from operating activities

Net loss	$(9,894)	$(16,078)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	566	734
Amortization of right of use assets	106	96
Depreciation	53	82
Change in fair value of warrant liability	(2,084)	271
(Increase) decrease in operating assets
Prepaid drug product	(442)	2,955
Other current assets	(171)	286
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	1,409	227
Lease liabilities	(118)	(108)

Net cash used in operating activities	(10,575)	(11,535)

Cash flow from financing activities

Net proceeds from sale of common stock	10,696	1,677
Net proceeds from exercise of warrants	—	526

Net cash provided by financing activities	10,696	2,203

Net increase (decrease) in cash	121	(9,332)

Cash, beginning of period	1,052	10,384

Cash, end of period	$1,173	$1,052

Supplemental disclosure of non-cash activities

Non-cash operating activities
Right of use asset recognized in exchange for lease obligation	$88	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	398	$1	$105,702	$(91,529)	$14,174

Issuance of common stock and warrants, net of fees and warrant liability	175	—	491	—	491
Exercise of warrants, net of fees	45	—	1,120	—	1,120
Stock-based compensation	—	—	734	—	734
Net loss	—	—	—	(16,078)	(16,078)

Balance at December 31, 2023	618	$1	$108,047	$(107,607)	$441

Balance at December 31, 2023	618	$1	$108,047	$(107,607)	$441

Issuance of common stock and warrants, net of fees and warrant liability	5,150	5	9,036	—	9,041
Stock-based compensation	—	—	566	—	566
Net loss	—	—	—	(9,894)	(9,894)

Balance at December 31, 2024	5,768	$6	$117,649	$(117,501)	$154

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bio-Path Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

Unless the context requires otherwise, references in these Notes to the Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

1.	Organization and Business

The Company is a clinical and preclinical stage oncology and obesity-focused RNAi nanoparticle drug development company utilizing a novel technology that achieves systemic delivery for target specific protein inhibition for any gene product that is over-expressed in disease. The Company’s drug delivery and antisense technology, called DNAbilize®, is a platform that uses P-ethoxy, which is a deoxyribonucleic acid (DNA) backbone modification that is intended to protect the DNA from destruction by the body’s enzymes when circulating in vivo, incorporated inside of a lipid bilayer having neutral charge. The Company believes this combination allows for high efficiency loading of antisense DNA into non-toxic, cell-membrane-like structures for delivery of the antisense drug substance into cells. In vivo, the DNAbilize® delivered antisense drug substances are systemically distributed throughout the body to allow for reduction or elimination of target proteins in blood diseases and solid tumors. Through testing in numerous animal studies and dosing in clinical trials, the Company's DNAbilize® drug candidates have demonstrated an excellent safety profile. DNAbilize® is a registered trademark of the Company. Using DNAbilize® as a platform for drug development and manufacturing, the Company currently has four antisense drug candidates in development to treat at least five different cancer disease indications.

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

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. The Company maintains its cash balances with one major commercial bank, JPMorgan Chase Bank. The balances are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. As a result, as of December 31, 2024, approximately $0.9 million of its cash balance was not covered by the FDIC. As of December 31, 2023, the Company had

approximately $1.1 million in cash on-hand, of which approximately $0.8 million was not covered by the FDIC. To date, the Company has not incurred any losses on its cash balances.

Furniture, fixtures and equipment — Furniture, fixtures and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $0.1 million for each of the years ended December 31, 2024 and 2023, respectively.

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

Net Loss Per Share — Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Although there were warrants and stock options outstanding during 2024 and 2023, they were not included in the computation of any diluted per-share amount when a loss exists, as it would be anti-dilutive. Consequently, diluted net loss per share as presented in the financial statements is equal to basic net loss per share for the years 2024 and 2023. The calculation of diluted earnings per share for 2024 did not include 96,389 shares and 16,490,014 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of December 31, 2024, as the effect would be anti-dilutive. The calculation of diluted earnings per share for 2023 did not include 43,383 shares and 190,063 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of December 31, 2023, as the effect would be anti-dilutive.

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

The Company has experienced significant losses since its inception, including net losses of $9.9 million and $16.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $117.5 million and $1.2 million in cash and cash equivalents. The Company has no debt commitments. Substantially all of the Company’s net losses have resulted from costs incurred in connection with its research and development activities and its general and administrative expenses to support operations. The Company’s net losses may fluctuate significantly from quarter to quarter and year to year.

The Company’s available cash at December 31, 2024 will not be sufficient to fund current liabilities and capital expenditure requirements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002, BP1003 and BP1001-A. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by the Company as of the specified effective date. There are no recent accounting pronouncements that have a material impact on the Company’s consolidated financial statements.

3.	Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $0.6 million as of December 31, 2023 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial and BP1001-A for testing in a Phase 1 clinical trial. The Company recognized certain expenses and incurred additional installment costs during 2024, with advanced payments remaining to be expensed totaling $1.1 million as of December 31, 2024.

4.	Other Current Assets

As of December 31, 2024, other current assets included prepaid expenses of $1.5 million, comprised primarily of prepayments of $1.2 million made for the Company’s clinical trials for BP1001-A in solid tumors and BP1002 in AML as well as prepaid insurance of $0.3 million. As of December 31, 2023, prepaid expenses of $1.4 million, comprised primarily of prepayments of $0.9 million made for the Company’s clinical trials for BP1002 in AML and BP1001-A in solid tumors as well as prepaid insurance of $0.3 million, prepaid Delaware franchise tax of $0.1 million and other prepaid expenses of $0.1 million.

5.	Property and Equipment

The following table summarizes property and equipment as of December 31, 2024 and 2023:

		December 31,
	Estimated Useful
	Lives	2024	2023

	(in years)	(in thousands)
Leasehold improvements	2 to 5	$463	$463
Computers and office equipment	3	83	83
Furniture and fixtures	7	50	93
Scientific equipment	7	481	481
Total		1,077	1,120
Less: Accumulated depreciation		(1,054)	(1,044)
Net property and equipment		$23	$76

6.	Accounts Payable

As of December 31, 2024, current liabilities included accounts payable of $1.3 million, comprised primarily of expenses related to the Company’s clinical trials of $0.8 million, drug manufacturing development and testing services of $0.4 million and legal and patent fees of $0.1 million. As of December 31, 2023, current liabilities included accounts payable of $0.5 million, comprised primarily of expenses related to the Company’s clinical trials of $0.3 million, legal and patent fees of $0.1 million and other accounts payables of $0.1 million.

7.	Accrued Expense

As of December 31, 2024, current liabilities included accrued expenses of $1.9 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $1.5 million, accrued employee vacation of $0.1 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million. As of December 31, 2023, current liabilities included accrued expenses of $1.3 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $0.8 million, accrued employee vacation and bonus expenses of $0.2 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million.

8.Warrant Liability

In connection with the 2023 Public Offering, the 2024 March Registered Direct Offering and the 2024 April Registered Direct Offering (each as defined in Note 10), the Company issued the 2023 Warrants (as defined in Note 10) as well as warrants under the 2024 March Private Placement and the 2024 April Private Placement (each as defined in Note 10 and collectively the “2024 Warrants”). The 2023 and 2024 Warrants contain a provision applicable in the event of a fundamental transaction whereby the volatility used to calculate the warrant exercise terms is fixed and meets the definition of a derivative.

Due to this provision and in accordance with Accounting Standard Codification (“ASC 815”) Derivatives and Hedging, the 2023 and 2024 Warrants were classified as a liability and recorded at fair value using the Black-Scholes valuation model. The estimated fair value of the warrant liability for the 2024 Warrants on the closing dates of the 2024 March Registered Direct Offering and 2024 April Registered Direct Offering, March 27, 2024 and April 19, 2024, respectively, was $1.7 million. As of December 31, 2024, the fair value of the warrant liability was $0.4 million. The net change in fair value during the year of $2.1 million, comprised of an increase in fair value of the warrant liability for the 2023 and 2024 Warrants is shown as other income on the Company’s Consolidated Statements of Operations. The Company will continue to measure the fair value of the 2023 and 2024 Warrants each quarter until they are exercised or expire, and any change will be adjusted accordingly on the Company’s financial statements.

9. Fair Value Measurements

In accordance with ASC 820 Fair Value Measurement, the Company uses various inputs to measure the 2023 and 2024 Warrants on a recurring basis to determine the fair value of the liability. ASC 820 also establishes a hierarchy categorizing inputs into three levels used to measure and disclose fair value. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to unobservable inputs. An explanation of each level in the hierarchy is described below:

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table summarizes the Company’s 2023 and 2024 Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2024:

	Fair Value Measurements at
	December 31, 2024
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$434	$434

The following table summarizes the Company’s 2023 Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2023:

	Fair Value Measurements at
	December 31, 2023
	(in thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$863	$863

The following table summarizes changes to the fair value of the Level 3 2023 and 2024 Warrants for the year ended December 31, 2024:

Fair Value of
Warrant
Liability
(in thousands)
Balance at December 31, 2023	$863
Issuance	1,655
Exercises	—
Change in fair value	(2,084)
Balance at December 31, 2024	$434

The following table summarizes changes to the fair value of the Level 3 2023 Warrants for the year ended December 31, 2023:

Fair Value of
Warrant
Liability
(in thousands)
Balance at December 31, 2022	$—
Issuance	1,186
Exercises	(594)
Change in fair value	271
Balance at December 31, 2023	$863

The Company utilized the Black-Scholes valuation model for estimating the fair value of the 2023 and 2024 Warrants using the following assumptions:

	2024	2023
Risk-free interest rate	4.37%	3.84%
Expected volatility	117%	102%
Expected term in years	4.1	4.6
Dividend yield	—%	—%

10.	Stockholders’ Equity

Issuances of Common Stock – On August 3, 2023, the Company entered into a placement agency agreement with Roth Capital Partners, LLC relating to a best efforts public offering of an aggregate of 175,000 shares of our common stock, together with warrants to purchase up to 175,000 shares of the Company’s common stock (“the 2023 Warrants”), for gross proceeds of approximately $2.1 million (the “2023 Public Offering”). The 2023 Public Offering was made pursuant to a registration statement on Form S-1, as amended (File No. 333-272879), which was declared effective by the Securities and Exchange Commission (“SEC”) on August 2, 2023. The 2023 Public Offering closed on August 7, 2023. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $1.7 million.

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

On April 4, 2024, the Company entered into the At The Market Offering Agreement with Wainwright, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of its common stock. Under the At The Market Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, as amended, or any other method permitted by law, including in privately negotiated transactions. The Company or Wainwright may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the At The Market Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses. The Company is subject to certain restrictions on its ability to offer and sell shares of its common stock under the At The Market Offering Agreement. On April 4, 2024, in connection with the execution of the At The Market Offering Agreement, the Company filed with the SEC a prospectus supplement (the “Initial ATM Prospectus Supplement”) to the base prospectus contained in the 2022 Shelf Registration Statement, which Initial ATM Prospectus Supplement related to the offering of up to $2.0 million of shares of the Company’s common stock under the At The Market Offering Agreement. Subsequent to entering into the Offering Agreement, the Company offered and sold 436,511 shares of common stock for gross proceeds of approximately $2.0 million and terminated the offering under the Initial ATM Prospectus Supplement on April 19, 2024. The net proceeds from such offering, after deducting commissions and the Company’s offering expenses, were approximately $1.8 million.

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

On April 19, 2024, the Company determined to increase the number of shares available for sale under the At The Market Offering Agreement, up to an additional aggregate offering price of approximately $1.1 million, which shares are being offered and sold pursuant to the 2022 Shelf Registration Statement and a prospectus supplement and accompanying prospectus filed with the SEC on April 19, 2024 (the “Subsequent ATM Prospectus Supplement”). As of December 31, 2024, the Company has offered and sold 334,929 shares of common stock under the Subsequent ATM Prospectus Supplement for gross proceeds of approximately $1.1 million and after deducting commissions and the Company’s offering expenses, the net proceeds from such offering were approximately $1.0 million.

On June 3, 2024, the Company entered into a securities purchase agreement with a certain institutional and accredited investor pursuant to which the Company agreed to sell, in a private placement, an aggregate of (i) 180,000 shares of its common stock, (ii) pre-funded warrants to purchase up to 1,629,955 shares of its common stock at an exercise price of $0.001 per share, (iii) series A warrants to purchase up to 1,809,955 shares of its common stock at an exercise price of $2.00 per share and (iv) series B warrants to purchase up to 1,809,955 shares of its common stock at an exercise price of $2.00 per share for gross proceeds of approximately $4.0 million (the “June 2024 Private Placement”). The June 2024 Private Placement closed on June 5, 2024. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercises of the warrants issued in the offering, were approximately $3.3 million.

On October 8, 2024, the Company entered into a securities purchase agreement with a certain institutional and accredited investor pursuant to which the Company agreed to sell, in a private placement, an aggregate of (i) pre-funded warrants to purchase up to 4,597,702 shares of its common stock at an exercise price of $0.001 per share, (ii) series A warrants to purchase up to 6,407,657 shares of its common stock at an exercise price of $1.00 per share and (iii) series B warrants to purchase up to 6,407,657 shares of its common stock at an exercise price of $1.00 per share for gross proceeds of approximately $4.0 million (the “October 2024 Private

Placement”). The October 2024 Private Placement closed on October 10, 2024 (the “Closing Date”). In connection with the October 2024 Private Placement, the Company and the investor agreed to cancel such investor’s series A warrants to purchase 1,809,955 shares of common stock at an exercise price of $2.00 and series B warrants to purchase 1,809,955 shares of common stock at an exercise price of $2.00 issued to such investor in connection with the June 2024 Private Placement, effective as of the Closing Date. The net proceeds from the offering, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercises of the warrants issued in the offering, were approximately $3.5 million.

The Company did not issue any common stock pursuant to the exercise of warrants during the year ended December 31, 2024. During the year ended December 31, 2023, the Company issued an aggregate of 44,625 shares of its common stock pursuant to the exercise of warrants at a weighted average exercise price of approximately $12.00 per share. The net proceeds to the Company from the exercise of the warrants were approximately $0.5 million.

Stockholders’ Equity totaled $0.2 million as of December 31, 2024 compared to $0.4 million as of December 31, 2023. There were 5,767,892 shares of common stock issued and outstanding as of December 31, 2024. There were no shares of preferred stock issued and outstanding as of December 31, 2024.

11.	Stock-Based Compensation Plan

The 2022 Plan – On December 15, 2022, the Company’s stockholders approved the Bio-Path Holdings, Inc. 2022 Stock Incentive Plan (the “2022 Plan”), which replaced the 2017 Stock Incentive Plan, as amended (the “2017 Plan,” and together with the 2022 Plan, the “Plans”). As of stockholder approval of the 2022 Plan on December 15, 2022, no further awards will be made under the 2017 Plan. The 2022 Plan provides for the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Shares, Restricted Share Units, Stock Appreciation Rights and other stock-based awards, or any combination of the foregoing, to the Company’s employees, non-employee directors and consultants. As of December 31, 2024, there were 1,200,948 shares of common stock reserved for future issuance of awards under the 2022 Plan. Under the 2022 Plan, the exercise price of awards is determined by the Board of Directors or the compensation committee of the Board of Directors, and for options, may not be less than the fair market value as determined by the closing stock price at the date of the grant. Each option and award under the 2022 Plan shall vest and expire as determined by the Board of Directors or the compensation committee. Options expire no later than ten years from the date of grant. All grants provide for accelerated vesting if there is a change in control, as defined in the 2022 Plan.

Stock option awards granted for the years 2024 and 2023 were estimated to have a weighted average fair value per share of $1.55 and $27.80, respectively. The fair value calculation is based on stock options granted during the year using the Black-Scholes option-pricing model on the date of grant. In addition, for all stock options granted, exercise price was determined based on the fair value as determined by the closing stock price at the date of the grant. For stock options granted during 2024 and 2023 the following weighted average assumptions were used in determining fair value:

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

Option activity under the Plans for the year ended December 31, 2024 was as follows (in thousands, except as noted):

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)
Outstanding at December 31, 2023	43	$161.20	7.6	$—
Granted	53	$1.55	9.6
Outstanding at December 31, 2024	96	$71.40	8.2	$—
Vested and expected to vest December 31, 2024	95	$72.57	8.2	$—
Exercisable at December 31, 2024	37	$172.06	6.5	$—

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. This amount changes based on the fair value of the Company’s stock.

Option activity under the Plans for the year ended December 31, 2023 was as follows (in thousands, except as noted):

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

Stock-Based Compensation Expense – Total stock-based compensation expense for the year ended December 31, 2024 was $0.6 million, which consisted of research and development expense of $0.2 million and general and administrative expense of $0.4 million. As of December 31, 2024, future stock-based compensation expense for all outstanding unvested options was $0.4 million, which is expected to be recognized over a weighted-average vesting period of 1.6 years. Total stock-based compensation expense for the year ended 2023 was $0.7 million, which consisted of research and development expense of $0.2 million and general and administrative expense of $0.6 million.

12.	Warrants

A summary of warrants outstanding and exercisable as of December 31, 2024 is as follows (in thousands, except as noted):

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Year Issued	Outstanding	Life	Price	Exercisable	Price
		(in years)	(per share)		(per share)
2022	40	3.4	15.20	40	15.20
2023	130	3.6	12.00	130	12.00
2024	13,780	3.5	1.10	13,780	1.10
	13,950	3.5	$1.24	13,950	$1.24

In addition to the warrants listed in the table above, the Company had 2,540,000 pre-funded warrants outstanding and exercisable with a weighted average exercise price of $0.001 and no expiration date as of December 31, 2024.

13.	Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $0.2 million as of December 31, 2024, comprised of $0.1 million for the manufacture of prexigebersen and BP1001-A drug product as well as $0.1 million for testing services. The Company expects to incur $0.1 million of these commitments over the next 12 months.

14.	Leases

In April 2014, the Company entered into a five-year lease agreement for administrative office space located in Bellaire, Texas. The term of the lease began on August 1, 2014 and was set to expire on July 31, 2019; however, in May 2019, the Company entered into an amendment to the lease agreement to extend the term of the lease for a period of five years, beginning on August 1, 2019 and ending on October 31, 2024. On October 23, 2024, the Company entered into a second amendment to the lease agreement to extend the term of the lease for a period of one year, beginning on November 1, 2024 and ending on October 31, 2025.

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

At the inception of an agreement, the Company determines if the agreement is a lease based on the unique facts and circumstances in each agreement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For agreements that contain a lease, the Company identifies lease and non-lease components, determines the consideration in the contract, determines whether the lease is an operating or financing lease and recognizes right of use (“ROU”) assets and lease liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable so the Company uses an incremental borrowing rate based on the information available at the lease commencement date, which represents an estimated rate that would be incurred to borrow over a similar term in a similar economic environment. The weighted average incremental borrowing rate utilized on its lease liabilities as of December 31, 2024 was 8.0%.

The Company’s current leases include options to renew which can impact the lease term. The exercise of these options is at its discretion and the Company does not include any of these options within the expected lease term as there is no reasonable certainty these options will be exercised. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis within its consolidated financial statements. The Company’s leases are included in ROU assets, current portion of lease liabilities and noncurrent lease liabilities in its consolidated balance sheet for the year ended December 31, 2024.

The following table summarizes the Company’s operating lease assets and liabilities:

	December 31,
	2024	2023

	(in thousands)
Assets:
Operating lease assets	$84	$102

Liabilities:
Current portion of lease liabilities	83	103
Noncurrent lease liabilities	—	10
Total operating lease liabilities	$83	$113

The following table summarizes the Company's lease related costs:

	December 31,
	2024	2023

	(in thousands)
Operating lease costs	$123	$113
Variable lease costs	8	10
Total lease costs	$131	$123

The Company made cash payments for its operating leases of $0.1 million for the year ended December 31, 2024.

The following table summarizes the Company's expected minimum lease payments:

As of December 31, 2024
(in thousands)
2025	$86
Future minimum lease payments	86
Less: Interest	(3)
Present value of operating lease liabilities	$83

As of December 31, 2024, the weighted average remaining lease term was 0.8 years.

15.	Benefit Plan

The Company initiated a contribution savings plan under Section 401(k) of the Internal Revenue Code in 2016. Under the plan, all eligible employees may contribute up to the statutory allowable amount governed by the Internal Revenue Service for any calendar year. The Company makes matching contributions equal to 100% of the first 3% and 50% of the next 2% of each employee’s base salary up to the allowable amount, which is fully vested on the date the matching contributions are made. For the years ended December 31, 2024 and 2023, matching contributions totaled $34,000 and $52,000, respectively.

16.	Income Taxes

At December 31, 2024, the Company had a net operating loss carryforward for federal income tax purposes of $100.7 million, $35.8 million of which begins to expire in varying amounts in tax years 2026 through 2037. Approximately $64.9 million of net operating losses, incurred after December 31, 2017, carryforward indefinitely. Additionally, the Company has a research and development tax credit carryforward of $7.8 million for federal income tax purposes that begins to expire in varying amounts in tax year 2028. In connection with the Company’s equity transactions in 2007 and 2019, the Company determined that the utilization of net operating losses in future years may be subject to limitations by reason of an “ownership change” as defined under Section 382 of the Internal Revenue Code (IRC) (“Section 382 Limitation”). As a result of the Section 382 Limitation, the Company may not be able to fully utilize its net operating loss carry forwards and other tax credit carry forwards to offset future taxable income. Based on the Company’s estimated impact of the ownership change and Section 382 Limitation as of December 31, 2024, the net operating loss was reduced to $91.7 million, and the tax credits were reduced to $6.0 million for credits earned after the 2019 ownership change. During the year ended December 31, 2024, the Company raised additional equity capital and has yet to determine whether an ownership change occurred. If an ownership change is determined to have occurred in 2024, additional limitations on the Company’s net operating losses incurred prior to the ownership change may apply. Based on operations through December 31, 2024, the Company has estimated that the net operating loss and tax credits should be further reduced by providing a full valuation allowance against both.

In assessing the ability to realize its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers evidence such as the reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, significant book losses during the current and prior periods, and projections for future results of operations over the periods in which the deferred tax assets are deductible, among other factors, management continues to conclude that the Company does not meet the “more likely than not” requirement of ASC 740 Income Taxes in order to recognize deferred tax assets. As such, a valuation allowance has been recorded to offset the Company’s net deferred tax assets at December 31, 2024. The Company recorded an increase in the valuation allowance of $3.5 million for the year ended December 31, 2024.

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its net deferred tax assets at December 31, 2024 and 2023. The valuation allowance was $27.6 million and $24.2 million as of December 31, 2024 and 2023, respectively.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2024	2023

	(in thousands)
Deferred tax assets – non-current

Accrued bonuses	$—	$22
Accrued vacation	24	24
Net operating loss (NOL) carryover	19,263	18,550
Capitalized research expenses	1,440	—
Research & development tax credits	6,035	4,769
Share based expense	808	750
Other	3	3
Right of use lease liability	18	24
Fixed asset depreciation	52	50
Total deferred tax asset	27,643	24,192
Less: valuation allowance	(27,626)	(24,171)
Net deferred tax asset	17	21
Right of use asset	(17)	(21)
Net deferred tax asset	$—	$—

Reconciliation between income taxes at the statutory tax rate (21%) and the actual income tax provision for continuing operations follows:

	December 31,
	2024	2023

	(in thousands)
Loss before income taxes	$(9,894)	$(16,078)
Tax (benefit) at statutory tax rate	(2,078)	(3,376)
Effects of:
Exclusion of incentive stock option expense	61	74
R&D tax credits	(1,266)	(2,261)
Increase in valuation allowance	3,455	5,031
FMV of warrants	(438)	57
Other	266	475
Provision for income taxes	$—	$—

As of December 31, 2024, the Company had no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded as of the year ended December 31, 2024, and no interest or penalties have been accrued as of December 31, 2024 and 2023, respectively.

The Company’s open years for Internal Revenue Service (IRS) examination purposes due to normal statute of limitation are 2021, 2022 and 2023. However, since the Company has operating loss carryforwards, the IRS has the ability to make adjustments to items that originate in a year otherwise barred by the statute of limitations under Section 6501 of the IRC of 1986, as amended, in order to redetermine tax for an open year to which those items are carried. Therefore, in a year in which a net operating loss deduction was claimed, the IRS may examine the year in which the net operating loss was generated and adjust it accordingly for purposes of assessing additional tax in the year the net operating loss was claimed. The Company is not currently under examination by the IRS or any other taxing authorities.

17.	Subsequent Events

OTCQB Venture Market – On February 14, 2025, the Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that the Nasdaq Hearings Panel (the “Panel”) determined to delist the Company’s common stock, par value $0.001 per share. On February 19, 2025, trading of our common stock was suspended on The Nasdaq Capital Market and trading of our common stock commenced on the OTCQB Venture Market under the ticker symbol “BPTH.” In connection with the Nasdaq delisting notice, Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the SEC after applicable appeal periods have lapsed.

March 2025 Promissory Note – On March 6, 2025, we entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Lender”), an accredited investor, for the issuance and sale of a promissory note in the aggregate principal amount of $161,000 (the “Promissory Note”) for a purchase price of $140,000 after deducting the original issue discount of $21,000. The Promissory Note bears a one-time interest charge of twelve percent that is applied on the date of issuance, March 6, 2025. The Promissory Note shall be paid in five payments with the first payment of $90,160 due on August 30, 2025 and each subsequent payment shall be equal to $22,540 which are due on September 30, 2025, October 30, 2025, November 30, 2025 and December 30, 2025. Upon the occurrence and during any continuation of any Event of Default (as defined in the Promissory Note), the Promissory Note shall become immediately due and payable and the Company shall pay to the Lender, in full satisfaction, an amount equal to 150% times the sum of (i) the then outstanding principal amount of the Promissory Note plus (ii) accrued and unpaid interest on the unpaid principal amount of the Promissory Note to the date of payment plus (iii) default interest, if any, at a rate of 22% per annum on the amounts referred to in clauses (i) and/or (ii) plus (iv) any amounts owed to the Lender pursuant to the Conversion Right (as defined below). In addition, only upon an Event of Default and during any continuation thereof, the Lender may elect to convert all or any part of the outstanding principal and interest on the Promissory Note in fully paid and non-assessable shares of the Company’s common stock at a conversion price per share equal to 65% of the lowest closing bid price of the common stock for the ten trading days prior to the date of conversion (the “Conversion Right”).