Form 10-Q
period 2025-06-30
BIO-PATH HOLDINGS, INC.
filed 2025-08-14
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

At August 13, 2025, the Company had 8,307,892 outstanding shares of common stock, par value $0.001 per share.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of June 30,	As of December 31,
	2025	2024
	(unaudited and
	not reviewed)
Assets

Current assets
Cash	$—	$1,173
Prepaid drug product	474	1,074
Other current assets	206	1,529
Total current assets	680	3,776

Fixed assets
Furniture, fixtures & equipment	1,010	1,077
Less accumulated depreciation	(1,001)	(1,054)
	9	23

Right of use operating assets	57	84

Total Assets	$746	$3,883
Liabilities & Shareholders' (Deficit) Equity
Current liabilities
Accounts payable	$3,479	$1,274
Notes payable	422	—
Accrued expenses	3,906	1,938
Lease liabilities	57	83
Total current liabilities	7,864	3,295

Warrant liability	40	434

Total Liabilities	7,904	3,729

Shareholders' (deficit) equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 8,308 and 5,768 shares issued and outstanding, respectively	8	6
Additional paid in capital	117,784	117,649
Accumulated deficit	(124,950)	(117,501)
Total shareholders' (deficit) equity	(7,158)	154
Total Liabilities & Shareholders' (Deficit) Equity	$746	$3,883

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited and not reviewed)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses

Research and development	$4,048	$1,873	$6,025	$4,161
General and administrative	514	1,165	1,778	2,572

Total operating expenses	4,562	3,038	7,803	6,733

Net operating loss	$(4,562)	$(3,038)	$(7,803)	$(6,733)

Other income (expense)
Change in fair value of warrant liability	—	1,163	394	1,701
Interest expense	(35)	6	(40)	6

Total other income (expense)	(35)	1,169	354	1,707

Net loss	$(4,597)	$(1,869)	$(7,449)	$(5,026)

Net loss per share, basic and diluted	$(0.55)	$(1.16)	$(0.97)	$(4.45)

Basic and diluted weighted average number of common shares outstanding	8,308	1,612	7,688	1,130

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited and not reviewed)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities

Net loss	$(7,449)	$(5,026)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	136	311
Amortization of debt issuance costs	40	—
Amortization of right of use assets	59	51
Depreciation	14	28
Change in fair value of warrant liability	(394)	(1,701)
(Increase) decrease in operating assets
Prepaid drug product	600	358
Other current assets	1,283	619
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	4,122	1,152
Interest payable	51	—
Lease liabilities	(58)	(58)

Net cash used in operating activities	(1,596)	(4,266)

Cash flow from financing activities

Net proceeds from sale of common stock	—	7,220
Net proceeds from exercise of pre-funded warrants	1	—
Proceeds from promissory notes	422	—

Net cash provided by financing activities	423	7,220

Net increase (decrease) in cash	(1,173)	2,954

Cash, beginning of period	1,173	1,052

Cash, end of period	$—	$4,006

Supplemental disclosure of non-cash activities

Right of use asset recognized in exchange for lease obligation	$32	$—

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited and not reviewed)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2024	754	$1	$108,138	$(110,764)	$(2,625)

Issuance of common stock and warrants, net of fees and warrant liability	1,529	1	5,643	—	5,644
Stock-based compensation	—	—	141	—	141
Net loss	—	—	—	(1,869)	(1,869)

Balance at June 30, 2024	2,283	$2	$113,922	$(112,633)	$1,291

Balance at March 31, 2025	8,308	$8	$117,756	$(120,353)	$(2,589)

Exercise of pre-funded warrants, net of fees	—	—	—	—	—
Stock-based compensation	—	—	28	—	28
Net loss	—	—	—	(4,597)	(4,597)

Balance at June 30, 2025	8,308	$8	$117,784	$(124,950)	$(7,158)

			Additional
	Common Stock		Paid in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	618	$1	$108,047	$(107,607)	$441

Issuance of common stock and warrants, net of fees and warrant liability	1,665	1	5,564	—	5,565
Stock-based compensation	—	—	311	—	311
Net loss	—	—	—	(5,026)	(5,026)

Balance at June 30, 2024	2,283	$2	$113,922	$(112,633)	$1,291

Balance at December 31, 2024	5,768	$6	$117,649	$(117,501)	$154

Exercise of pre-funded warrants, net of fees	2,540	2	(1)	—	1
Stock-based compensation	—	—	136	—	136
Net loss	—	—	—	(7,449)	(7,449)

Balance at June 30, 2025	8,308	$8	$117,784	$(124,950)	$(7,158)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

Notes to the Unaudited and not Reviewed Condensed Consolidated Financial Statements

Unless the context requires otherwise, references in these Notes to the Condensed Consolidated Financial Statements to “we,” “our,” “us,” “the Company” and “Bio-Path” refer to Bio-Path Holdings, Inc. and its subsidiary. Bio-Path Holdings, Inc.’s wholly-owned subsidiary, Bio-Path, Inc., is sometimes referred to herein as “Bio-Path Subsidiary.”

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company as of and for the fiscal year ended December 31, 2024. The results of operations for the period ended June 30, 2025 are not necessarily indicative of the results for a full-year period.

Explanatory Note:

This Quarterly Report on Form 10-Q for the period ended June 30, 2025 has not been reviewed by an independent registered public accounting firm in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, this report is considered deficient and may not fully comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

The Company plans to actively work with an independent registered public accounting firm to remedy the deficiency by completing the necessary review as soon as practicable. Once the review is completed, the Company will file an amendment to this Form 10-Q to include the reviewed financial statements and any additional disclosures as necessary.

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

2.            Significant Accounting Policies

Net Loss Per Share – Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of June 30, 2025 and 2024, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the six months ended June 30, 2025 and 2024. The calculation of diluted earnings per share for 2025 did not include 60,254 shares and 13,950,014 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of June 30, 2025 as the effect would be antidilutive. The calculation of diluted earnings per share for 2024 did not include 43,393 shares and 5,848,679 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of June 30, 2024 as the effect would be antidilutive.

Liquidity – The Company’s available cash and cash equivalents of $0.0 million at June 30, 2025 will not be sufficient to fund liquidity and capital expenditure requirements for the next 12 months from the date of issuance of these consolidated financial statements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002, BP1003 and BP1001-A. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Segment Reporting – Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The Company views its operations as and manages its business in one operating segment, as a research and development drug development company. The CODM is the Company’s Interim Chief Executive Officer. The CODM reviews the segment’s loss based on net loss reported on the consolidated statement of operations. The operating segment constitutes all of the consolidated entity and is the level at which the CODM regularly reviews the operating results and performance.

Warrants – The Company determines whether warrants should be classified as a liability or equity. For warrants classified as liabilities, the Company estimates the fair value of the warrants at each reporting period using Level 3 inputs with changes in fair value recorded in the Condensed Consolidated Statement of Operations as change in fair value of warrant liability. The estimates in valuation models are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the fair value of the common stock underlying the warrants, and could differ materially in the future. The Company will continue to adjust the fair value of the warrant liability at the end of each reporting period for changes in fair value from the prior period until the earlier of the exercise or expiration of the applicable warrant.

Fair Value – The fair values of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying values because of the short-term maturities of these instruments.

3.            Prepaid Drug Product

Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $1.1 million as of December 31, 2024 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first six months of 2025, with advanced payments remaining to be expensed totaling $0.5 million as of June 30, 2025.

4.            Other Current Assets

As of June 30, 2025, other current assets included prepaid expenses of $0.2 million, comprised primarily of prepaid Delaware franchise tax expense of $0.1 million and other prepaid expenses of $0.1 million. As of December 31, 2024, other current assets included prepaid expenses of $1.5 million, comprised primarily of prepayments of $1.2 million made for the Company’s clinical trials for BP1001-A in solid tumors and BP1002 in AML as well as prepaid insurance of $0.3 million.

5.            Accounts Payable

As of June 30, 2025, current liabilities included accounts payable of $3.5 million, comprised primarily of expenses related to clinical trial expenses of $2.0 million, legal and patent fees of $0.6 million, drug manufacturing development and testing services of $0.4 million, public company registration and filing fees of $0.3 million and professional and consulting fees of $0.2 million. As of December 31, 2024, current liabilities included accounts payable of $1.3 million, comprised primarily of expenses related to the Company’s clinical trials of $0.8 million, drug manufacturing development and testing services of $0.4 million and legal and patent fees of $0.1 million.

6.            Notes Payable

As of June 30, 2025, current liabilities included notes payable of $0.4 million related to the March 2025 Promissory Notes and the April 2025 Promissory Note (each as defined below). As of December 31, 2024, the Company did not have any notes payable.

On March 6, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (the “First Lender”), an accredited investor, for the issuance and sale of a promissory note in the aggregate principal amount of $161,000 (the “First Promissory Note”) for a purchase price of $140,000 after deducting the original issue discount of $21,000. The First Promissory Note bears a one-time interest charge of twelve percent that was applied on the date of issuance, March 6, 2025. The First Promissory Note shall be paid in five payments with the first payment of $90,160 due on August 30, 2025 and subsequent payments of $22,540 due on September 30, 2025, October 30, 2025, November 30, 2025 and December 30, 2025.

On March 28, 2025, the Company entered into a securities purchase agreement with the First Lender, an accredited investor, for the issuance and sale of a promissory note in the aggregate principal amount of $100,050 (the “Second Promissory Note” and together, with the First Promissory Note, the “March 2025 Promissory Notes”) for a purchase price of $87,000 after deducting the original issue discount of $13,050. The Second Promissory Note bears a one-time interest charge of twelve percent that was applied on the date of issuance, March 28, 2025. The Second Promissory Note shall be paid in five payments with the first payment of $56,028 due on September 30, 2025 and subsequent payments of $14,007 due on October 30, 2025, November 30, 2025, December 30, 2025 and January 30, 2026.

On April 28, 2025, the Company entered into a securities purchase agreement with Quick Capital, LLC, a Wyoming limited liability company (the “Second Lender” and together with the First Lender, the “Lenders”), an accredited investor, for the issuance and sale of a promissory note in the aggregate principal amount of $161,000 (the “April 2025 Promissory Note” and together with the March 2025 Promissory Notes, the “Promissory Notes”) for a purchase price of $140,000 after deducting the original issue discount of $21,000. The April 2025 Promissory Note bears a one-time interest charge of twelve percent that was applied on the date of issuance, April 28, 2025. The April 2025 Promissory Note shall be paid in five payments with the first payment of $90,160 due on October 15, 2025 and subsequent payments of $22,540 due on November 15, 2025, December 15, 2025, January 15, 2026 and February 15, 2026.

Upon the occurrence and during any continuation of any Event of Default (as defined in the Promissory Notes), the Promissory Notes shall become immediately due and payable and, with respect to each Promissory note, the Company shall pay to the Lenders, in full satisfaction of such Promissory Note, an amount equal to 150% times the sum of (i) the then outstanding principal amount of such applicable Promissory Notes plus (ii) accrued and unpaid interest on the unpaid principal amount of such applicable Promissory Notes to the date of payment plus (iii) default interest, if any, at a rate of 22% per annum on the amounts referred to in clauses (i) and/or (ii) plus (iv) any amounts owed to the Lenders, as applicable, pursuant to the Conversion Right (as defined below). In addition, only upon an Event of Default and during any continuation thereof, the Lenders may elect to convert all or any part of the outstanding principal and interest on the Promissory Notes, as applicable, in fully paid and non-assessable shares of the Company’s common stock at a conversion price per share equal to 65% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to the date of conversion (the “Conversion Right”). The Lenders, together with their affiliates, may not convert any portion of such Promissory Notes to the extent that the Lenders would own more than 4.99% of the Company’s outstanding common stock immediately after the conversion.

7.            Accrued Expense

As of June 30, 2025, current liabilities included accrued expenses of $3.9 million, comprised primarily of accrued clinical trial expenses of $3.5 million, accrued salaries and benefits expense of $0.3 million and other accrued expenses of $0.1 million. As of December 31, 2024, current liabilities included accrued expenses of $1.9 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $1.5 million, accrued employee vacation of $0.1 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million.

8.            Warrant Liability

In connection with the March 2024 Registered Direct Offering and the April 2024 Registered Direct Offering (each as defined in Note 10) and a 2023 public offering, the Company issued warrants under the March 2024 Private Placement and the April 2024 Private Placement (each as defined in Note 10) as well as the 2023 public offering (collectively, the “Warrants”). The Warrants contain a provision applicable in the event of a fundamental transaction whereby the volatility used to calculate the warrant exercise terms is fixed and meets the definition of a derivative.

Due to this provision and in accordance with Accounting Standard Codification (“ASC”) 815 Derivatives and Hedging, the Warrants were classified as a liability and recorded at fair value using the Black-Scholes valuation model. The estimated fair value of the warrant liability for the Warrants as of December 31, 2024, was $0.4 million. As of June 30, 2025, the fair value of the total warrant liability was $40,000. The net change in fair value of $0.4 million is shown as other income on the Company’s Condensed Consolidated Statements of Operations. The Company will continue to measure the fair value of the Warrants each quarter until they are exercised or expire, and any change will be adjusted accordingly on the Company’s financial statements.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table summarizes the Company’s Warrants measured at fair value within the hierarchy on a recurring basis as of June 30, 2025:

	Fair Value Measurements at
	June 30, 2025
	(In thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$40	$40

The following table summarizes the Company’s Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2024:

	Fair Value Measurements at
	December 31, 2024
	(In thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$434	$434

The following table summarizes changes to the fair value of the Level 3 Warrants for the six months ended June 30, 2025:

Fair Value of
Warrant
Liability
(In thousands)
Balance at December 31, 2024	$434
Change in fair value	(394)
Balance at June 30, 2025	$40

The Company utilized the Black-Scholes valuation model for estimating the fair value of the Warrants using the following assumptions as of June 30, 2025:

As of June 30, 2025
Risk-free interest rate	3.92%
Expected volatility	129%
Expected term in years	3.9
Dividend yield	—%

f

10.            Stockholders’ Equity

Issuances of Common Stock – On March 25, 2024, the Company entered into a securities purchase agreement with a certain institutional and accredited investor pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 75,000 shares of its common stock for gross proceeds of approximately $0.3 million under the base prospectus contained in the 2022 Shelf Registration Statement (as defined below) and a related prospectus supplement filed with the SEC on March 27, 2024 (the “March 2024 Registered Direct Offering”). In a concurrent private placement, the Company also agreed, pursuant to the securities purchase agreement, to issue to such investor Warrants to purchase up to 75,000 shares of its common stock at an exercise price of $3.865 per share (the “March 2024 Private Placement”). The March 2024 Registered Direct Offering and the March 2024 Private Placement closed on March 27, 2024. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants issued in the offerings, were approximately $0.2 million.

On April 4, 2024, the Company entered into an At The Market Offering Agreement the “At The Market Offering Agreement”) with H.C. Wainwright & Co., LLC (Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of its common stock. Under the At The Market Offering Agreement, Wainwright may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, as amended, or any other method permitted by law, including in privately negotiated transactions. The Company or Wainwright may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the At The Market Offering Agreement and have agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses. The Company is subject to certain restrictions on its ability to offer and sell shares of its common stock under the At The Market Offering Agreement. On April 4, 2024, in connection with the execution of the At The Market Offering

Agreement, the Company filed with the SEC a prospectus supplement (the “Initial ATM Prospectus Supplement”) to the base prospectus contained in the 2022 Shelf Registration Statement, which Initial ATM Prospectus Supplement related to the offering of up to $2.0 million of shares of the Company’s common stock under the At The Market Offering Agreement. Subsequent to entering into the At The Market Offering Agreement, the Company offered and sold 436,511 shares of common stock for gross proceeds of approximately $2.0 million and terminated the offering under the Initial ATM Prospectus Supplement on April 19, 2024. The net proceeds from such offering, after deducting commissions and its offering expenses, were approximately $1.8 million.

On April 18, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the Company agreed to sell, in a registered direct offering, an aggregate of 375,000 shares of its common stock for gross proceeds of approximately $1.2 million under the base prospectus contained in the 2022 Shelf Registration Statement and a related prospectus supplement filed with the SEC on April 19, 2024 (the “April 2024 Registered Direct Offering”). In a concurrent private placement, the Company also agreed, pursuant to the securities purchase agreement to issue to such investors Warrants to purchase up to 375,000 shares of its common stock at an exercise price of $3.10 per share (the “April 2024 Private Placement”). The April 2024 Registered Direct Offering and the April 2024 Private Placement closed on April 19, 2024. The net proceeds from the offerings, after deducting the placement agent’s fees and expenses and the Company’s offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants issued in the offerings, were approximately $0.9 million.

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

During the six months ended June 30, 2025, the Company issued an aggregate of 2,540,000 shares of its common stock pursuant to the exercise of pre-funded warrants at a weighted average exercise price of approximately $0.001 per share. The Company did not issue any common stock pursuant to the exercise of warrants during the year ended December 31, 2024.

Stockholders’ (Deficit) Equity totaled ($7.2) million as of June 30, 2025 compared to $0.2 million as of December 31, 2024. There were 8,307,892 shares of common stock issued and outstanding as of June 30, 2025. There were no shares of preferred stock issued and outstanding as of June 30, 2025.

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

Stock-based compensation expense for the three months ended June 30, 2025 and 2024 was $28,000 and $0.1 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the three months ended June 30, 2025 and 2024 was $15,000 and $0.1 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended June 30, 2025 and 2024 was $13,000 and $40,000, respectively.

Stock-based compensation expense for the six months ended June 30, 2025 and 2024 was $0.1 million and $0.3 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the six months ended June 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the six months ended June 30, 2025 and 2024 was $45,000 and $0.1 million, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted. There were no options granted in the six months ended June 30, 2025 and 2024.

The following summary represents option activity under the Company’s stock-based compensation plans for the six months ended June 30, 2025:

		Weighted-
		Average
		Exercise
	Options	Price
	(In thousands)
Outstanding at December 31, 2024	96	$71.40
Forfeited	(36)	5.99
Outstanding at June 30, 2025	60	$107.50
Vested and expected to vest June 30, 2025	60	$108.18
Exercisable at June 30, 2025	42	$150.44

As of June 30, 2025, outstanding stock options did not have any aggregate intrinsic value. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2025. This amount changes based on the fair value of the Company’s stock.

As of June 30, 2025, unamortized stock-based compensation expense for all outstanding options was $0.1 million, which is expected to be recognized over a weighted average vesting period of 1.7 years.

12.            Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $0.1 million as of June 30, 2025, comprised of $0.1 million for testing services. The Company expects to incur $0.1 million of these commitments over the next 12 months.

13. Subsequent Events

Dismissal of Previous Independent Registered Public Accounting Firm – On August 13, 2025, the Board of Directors of the Company approved the dismissal of Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm and notified EY of the dismissal on the same date with an effective date of August 13, 2025.

EY’s reports on the Company’s financial statements for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for the explanatory paragraph relating to the Company’s ability to continue as a going concern contained in EY’s reports on the Company’s financial statements for each of the fiscal years ended December 31, 2024 and 2023.

The Company is actively seeking a new independent registered public accounting firm and intends to engage a firm as soon as practicable. However, there can be no assurance as to the timing of such engagement.

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

On December 19, 2024, we announced the results of our initial preclinical work; BP1001-A, by downregulating Grb2 expression, increased the levels of phosphorylated AKT and phosphorylated FOXO-1 (a downstream AKT effector) in myoblast and hepatoma cells in the presence of insulin. Furthermore, a high fat diet rich in saturated fatty acids can lead to insulin resistance. Palmitic acid, the most common saturated fatty acid in a high fat diet, has been shown to impair insulin signaling. On March 18, 2025, we announced preclinical results that BP1001-A attenuated fatty acid-induced insulin resistance and restored insulin sensitivity in muscle progenitor and skeletal muscle fiber cell models. These preliminary data confirmed that BP1001-A could affect the insulin/PI3K/AKT pathway and increase insulin sensitivity, thus validating BP1001-A as a potential candidate to target obesity in Type 2 diabetes patients.

On May 1, 2025, we announced the achievement of a third milestone from preclinical studies of BP1001-A that provide additional support for its potential as a treatment for obesity. These studies showed BP1001-A rescues the decrease in AKT activity in liver cells and prevents cells from becoming insulin resistant, confirming its potential as a treatment for obesity and related metabolic diseases in Type 2 diabetes patients. Preliminary results indicated HepG2 cells with BP1001-A restored insulin signaling in HepG2 cells treated with palmitic acid. This data showed that BP1001-A could potentially help skeletal and liver cells from becoming insulin resistant and BP1001-A is a potential treatment for obese patients who have Type 2 diabetes.

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

On June 24, 2025, the Company announced that it instituted a Company-wide operational pause in order to conserve capital. The Company has furloughed most of its employees and paused most of its operations until further notice while the Company continues to seek financing or additional capital. The Board is currently discussing and evaluating a course of action in light of the Company’s limited capital resources, such operational pause and the resignations of Peter H. Nielsen, Heath Cleaver and Aline Sherwood.

As of June 30, 2025, we had an accumulated deficit of $125.0 million. Our net loss was $4.6 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively. Our net loss was $7.4 million and $5.0 million for the six months ended June 30, 2025 and 2024, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

On February 14, 2025, the Nasdaq Stock Market LLC notified the Company that the Nasdaq Hearings Panel determined to delist the Company’s common stock, par value $0.001 per share. On February 19, 2025, trading of our common stock was suspended on The Nasdaq Capital Market and trading of our Common Stock commenced on the OTCQB Venture Market under the ticker symbol “BPTH.”

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Revenue. We had no revenue for each of the three months ended June 30, 2025 and 2024.

Research and Development Expense. Our research and development expense for the three months ended June 30, 2025 was $4.0 million, an increase of $2.2 million compared to the three months ended June 30, 2024. The increase in research and development expense was primarily due to expenses related to pausing our clinical trials for BP1001 and BP1001-A which were partially offset by decreased manufacturing expenses. The following table sets forth our research and development expenses (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Research and development expense	$4,035	$1,833
Non-cash stock-based compensation expense	13	40
Total research and development expense	$4,048	$1,873

General and Administrative Expense. Our general and administrative expense for the three months ended June 30, 2025 was $0.5 million, a decrease of $0.7 million compared to the three months ended June 30, 2024. The decrease in general and administrative expense was primarily due to decreased salaries and benefits expense as well as decreased professional and consulting fees. The following table sets forth our general and administrative expenses (in thousands):

	Three Months Ended
	June 30,
	2025	2024
General and administrative expense	$499	$1,064
Non-cash stock-based compensation expense	15	101
Total general and administrative expense	$514	$1,165

Net Operating Loss. Our net loss from operations for the three months ended June 30, 2025 was $4.6 million, an increase of $1.5 million compared to the three months ended June 30, 2024.

Change in Fair Value of Warrant Liability. There was no change in fair value of the warrant liability for the three months ended June 30, 2025.

Net Loss. Our net loss for the three months ended June 30, 2025 was $4.6 million, an increase of $2.7 million compared to the three months ended June 30, 2024.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended June 30, 2025 was $0.55, compared to $1.16 for the three months ended June 30, 2024. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Revenue. We had no revenue for each of the six months ended June 30, 2025 and 2024.

Research and Development Expense. Our research and development expense for the six months ended June 30, 2025 was $6.0 million, an increase of $1.9 million compared to the six months ended June 30, 2024. The increase in research and development expense was primarily due to expenses related to pausing our clinical trials for BP1001 and BP1001-A as well as increased manufacturing expenses related to drug product releases in 2025. The following table sets forth our research and development expenses (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Research and development expense	$1,945	$2,248
Non-cash stock-based compensation expense	32	40
Total research and development expense	$1,977	$2,288

General and Administrative Expense. Our general and administrative expense for the six months ended June 30, 2025 was $1.8 million, a decrease of $0.8 million compared to the six months ended June 30, 2024. The decrease in general and administrative expense was primarily due to decreased salaries and benefits expense, professional and consulting fees and shareholder meeting expenses related to our special shareholder meeting held in the first quarter of 2024. The following table sets forth our general and administrative expenses (in thousands):

	Six Months Ended
	June 30,
	2025	2024
General and administrative expense	$1,188	$1,277
Non-cash stock-based compensation expense	76	130
Total general and administrative expense	$1,264	$1,407

Net Operating Loss. Our net loss from operations for the six months ended June 30, 2025 was $7.8 million, a decrease of $1.1 million compared to the six months ended June 30, 2024.

Change in Fair Value of Warrant Liability. The change in fair value of the warrant liability for the six months ended June 30, 2025 resulted in non-cash income of $0.4 million.

Net Loss. Our net loss for the six months ended June 30, 2025 was $7.4 million, a decrease of $2.4 million compared to the six months ended June 30, 2024.

Net Loss per Share. Net loss per share, both basic and diluted, for the six months ended June 30, 2025 was $0.97, compared to $4.45 for the six months ended June 30, 2024. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $0.0 million as of June 30, 2025, a decrease of $1.2 million compared to December 31, 2024. We do not believe that our available cash at June 30, 2025 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above to meet its planned obligations and pay its liabilities.

Cash Flows

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2025 was $1.6 million. Excluding non-cash change in fair value of the warrant liability of $0.4 million, stock-based compensation expense of $0.1 million and amortization expense of $0.1 million, net cash used in operating activities for the six months ended June 30, 2025 consisted primarily of the net loss for the period of $7.4 million, an increase in accounts payable and accrued expenses of $4.1 million, a decrease in other current assets of $1.3 million and a decrease in prepaid drug product of $0.6 million. Net cash used in operating activities for the six months ended June 30, 2024 was $4.3 million. Excluding non-cash change in fair value of the warrant liability of $1.7 million and stock-based compensation expense of $0.3 million, net cash used in operating activities for the six months ended June 30, 2024 consisted primarily of the net loss for the period of $5.0 million and a decrease in lease liabilities of $0.1 million. These are partially offset by an increase in accounts payable and accrued expenses of $1.2 million and a decrease of $1.0 million in other current assets.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2025 was $0.4 million from the Warrant Exercises (as defined below), the March 2025 Promissory Notes and the April Promissory Note. Net cash provided by financing activities for the six months ended June 30, 2024 was $7.2 million from the March 2024 Registered Direct Offering, the April 2024 Registered Direct Offering, the Offering Agreement (as defined below) and the June 2024 PIPE.

2022 Shelf Registration Statement

On May 27, 2022, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on June 14, 2022 (File No. 333-265282) (the “2022 Shelf Registration Statement”), at which time the offering of unsold securities under a previous shelf registration statement on Form S-3 filed with the SEC, which was declared effective by the SEC on June 5, 2019 (File No. 333-231537) (the “2019 Shelf Registration Statement”), was deemed terminated pursuant to Rule 415(a)(6) under the Securities Act. The 2022 Shelf Registration Statement was filed to register the offering, issuance and sale of (i) up to $110.0 million of our common stock, preferred stock, warrants to purchase common stock or preferred stock or any combination thereof, either individually or in units, (ii) up to $9.0 million of our common stock under our At The Market Offering Agreement (the “Offering Agreement”), dated as of July 13, 2020, with H. C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we could offer and sell, from time to time, through or to Wainwright, shares of our common stock, which $9.0 million was subsequently reduced to $3.0 million pursuant to a prospectus supplement filed with the SEC on July 29, 2022, and (iii) up to 11,895 shares of our common stock pursuant to the exercise of warrants outstanding on May 27, 2022. The $3.0 million of our common stock that could previously be offered, issued and sold under the Offering Agreement was included in the $110.0 million of our securities that may be offered, issued and sold. On December 7, 2022, we received written notice from Wainwright that Wainwright had elected, pursuant to Section 8(b) of the Offering Agreement to terminate the Offering Agreement effective as of December 7, 2022. As of the date hereof, we are not eligible to utilize the 2022 Shelf Registration Statement. The foregoing does not constitute an offer to sell or the solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

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

On April 19, 2024, we determined to increase the number of shares available for sale under the At The Market Offering Agreement, up to an additional aggregate offering price of approximately $1.1 million, which shares are being offered and sold pursuant to the 2022 Shelf Registration Statement and a prospectus supplement and accompanying prospectus filed with the SEC on April 19, 2024 (the “Subsequent ATM Prospectus Supplement”). As of June 30, 2025, we have offered and sold 334,929 shares of common stock under the Subsequent ATM Prospectus Supplement for gross proceeds of approximately $1.1 million and after deducting commissions and the Company’s offering expenses, the net proceeds from such offering were approximately $1.0 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any material off-balance sheet arrangements.

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

Our management, including our Interim Chief Executive Officer (who is also our Interim Chief Financial Officer), has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Following this review and evaluation, our management determined that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The operational pause, furlough of employees or other actions we take to conserve cash and fund our operations may not achieve our intended outcome

On June 24, 2025, we implemented an operational pause in order to conserve capital while we seek potential fundraising transactions. As a result of our inability to secure meaningful funding prior to such operational pause, we also announced the furlough of most our employees, in order to reduce expenses. These or other actions we may take may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the operational pause. In addition, while most employees have been furloughed, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of furloughed employees. The operational pause could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the operational pause, or if we experience significant adverse consequences from the operational pause, our business, financial condition, and results of operations may be materially adversely affected.

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

Appointment of Interim Chief Executive Officer and Interim Chief Financial Officer

On August 14, 2025, the Board of Directors appointed Douglas P. Morris, as interim Chief Executive Officer and interim Chief Financial Officer, to serve as such until a permanent Chief Executive Officer and Chief Financial Officer have been identified and elected. At this time, Mr. Morris is the only officer of the Company. Mr. Morris is a co-founder of Bio-Path and has served as a director of Bio-Path since 2007 and previously served as an officer from 2007 to June 2014. Mr. Morris also currently serves as the Director of Investor Relations and the Secretary of Bio-Path. Mr. Morris serves as an officer and director of two publicly traded companies seeking business merger combinations: Spirits Time International, Inc. (OTC Markets: SRSG) and Bioethics, LTD. (OTC Markets: BOTH). Mr. Morris previously served as a co-founder, Managing Member, and Secretary of nCAP Holdings, LLC, a privately held technology-based company from September 2013 to January 2016. Between 1993 and 2010, Mr. Morris was an officer and director of Celtic Investment, Inc., a financial services company. Mr. Morris owned and operated Hyacinth Resources, LLC, a business-consulting firm, from 1990 until September 2018, and is also a Managing Member of Sycamore Ventures, LLC, a privately held consulting firm. Mr. Morris has a B.A. from Brigham Young University, and attended the University of Southern California Master’s program in public administration.

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
4.1

Promissory Note, dated as of April 28, 2025, issued by the Company in favor of the Second Lender (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2025).

10.1

Securities Purchase Agreement, dated as of April 28, 2025, by and between the Company and the Second Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2025).

10.2

Second Amendment to Lease Agreement, dated April 10, 2025, by and between the Company and HJF Properties, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2025).

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated:	August 14, 2025	BIO-PATH HOLDINGS, INC.

		By:	/s/ Doug P. Morris
Doug P. Morris
Interim Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial Officer)