Form 10-Q
period 2025-09-30
BIO-PATH HOLDINGS, INC.
filed 2026-01-13
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-36333

Bio-Path Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0652870
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

625 Stanwix St. #2407, Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip Code)

(630) 708-0750
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

At January 9, 2026, the Company had 9,242,151 outstanding shares of common stock, par value $0.001 per share, with a total value of $542,514.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances, including those discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in other reports or documents we file with the U.S. Securities and Exchange Commission (“SEC”). As a result, our actual results and financial condition may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our lack of significant revenue to date, our history of recurring operating losses and our expectation of future operating losses;

•	our need for substantial additional capital and our need to delay, reduce or eliminate our drug development and commercialization efforts if we are unable to raise additional capital;

•	the highly competitive nature of the pharmaceutical and biotechnology industry and our ability to compete effectively;

•	the success of our plans to use collaboration arrangements to leverage our capabilities;

•	our ability to retain and attract key personnel;

•	the risk of misconduct of our employees, agents, consultants and commercial partners;

•	disruptions to our operations due to expansions of our operations;

•	the costs we would incur if we acquire or license technologies, resources or drug candidates;

•	risks associated with product liability claims;

•	our reliance on information technology systems and the liability or interruption associated with cyber-attacks or other breaches of our systems;

•	our ability to use net operating loss carryforwards;

•	provisions in our charter documents and state law that may prevent a change in control;

•	work slowdown or stoppage at government agencies could negatively impact our business;

•	the impact, risks and uncertainties related to global pandemics, including the COVID-19 pandemic, and actions taken by governmental authorities or others in connection therewith;

•	our need to complete extensive clinical trials and the risk that we may not be able to demonstrate the safety and efficacy of our drug candidates;

•	risks that our clinical trials may be delayed or terminated;

•	our ability to obtain domestic and/or foreign regulatory approval for our drug candidates;

•	changes in existing laws and regulations affecting the healthcare industry;

•	our reliance on third parties to conduct clinical trials for our drug candidates;

•	our ability to maintain orphan drug exclusivity for our drug candidates;

•	our reliance on third parties for manufacturing our clinical drug supplies;

•	risks associated with the manufacture of our drug candidates;

•	our ability to establish sales and marketing capabilities relating to our drug candidates;

•	market acceptance of our drug candidates;

•	third-party payor reimbursement practices;

•	our ability to adequately protect the intellectual property of our drug candidates;

•	infringement on the intellectual property rights of third parties;

•	costs and time relating to litigation regarding intellectual property rights;

•	our ability to adequately prevent disclosure by our employees or others of trade secrets and other proprietary information;

•	our need to raise additional capital;

•	the volatility of the trading price of our common stock;

•	our common stock being thinly traded;

•	our ability to issue shares of common or preferred stock without approval from our stockholders;

•	our ability to pay cash dividends;

•	costs and expenses associated with being a public company; and

•	our ability to maintain effective internal controls over financial reporting.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of September 30,	As of December 31,
	2025	2024
	(unaudited and not reviewed)
Assets

Current assets
Cash	$—	$1,173
Prepaid drug product	474	1,074
Other current assets	189	1,529
Total current assets	663	3,776

Fixed assets
Furniture, fixtures & equipment	1,010	1,077
Less accumulated depreciation	(1,010)	(1,054)
	—	23

Right of use operating assets	27	84

Total Assets	$690	$3,883
Liabilities & Shareholders' (Deficit) Equity
Current liabilities
Accounts payable	$4,898	$1,274
Notes payable	452	—
Accrued expenses	2,963	1,938
Derivative liabilities	343	—
Lease liabilities	27	83
Total current liabilities	8,683	3,295

Warrant liability	11	434

Total Liabilities	8,694	3,729

Shareholders' (deficit) equity
Preferred stock, $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000 shares authorized; 9,242 and 5,768 shares issued and outstanding, respectively	9	6
Common stock to be issued	1	—
Additional paid-in capital	117,912	117,649
Accumulated deficit	(125,926)	(117,501)
Total shareholders' (deficit) equity	(8,004)	154
Total Liabilities & Shareholders' (Deficit) Equity	$690	$3,883

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited and not reviewed)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses

Research and development	$275	$1,317	$6,300	$5,478
General and administrative	213	1,317	1,991	3,889

Total operating expenses	488	2,634	8,291	9,367

Net operating loss	$(488)	$(2,634)	$(8,291)	$(9,367)

Other income (expense)
Change in fair value of warrant and derivative liabilities	(315)	515	79	2,216
Loss on convertible debt conversions	(43)		(43)
Interest expense	(130)	4	(170)	10

Total other income (expense)	(488)	519	(134)	2,226

Net loss	$(976)	$(2,115)	$(8,425)	$(7,141)

Net loss per share, basic and diluted	$(0.11)	$(0.70)	$(1.07)	$(4.05)

Basic and diluted weighted average number of common shares outstanding	8,521	3,017	7,906	433

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited and not reviewed)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities

Net loss	$(8,425)	$(7,141)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	163	439
Amortization of debt issuance costs	80	—
Amortization of right of use assets	57	78
Default on convertible debt	90	—
Loss on convertible debt conversions	43	—
Depreciation	23	34
Change in fair value of warrant liability	(423)	(2,216)
Change in fair value of derivative liability	343	—
(Increase) decrease in operating assets
Prepaid drug product	600	101
Other current assets	1,340	(448)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	4,569	1,546
Interest payable	—	—
Lease liabilities	(56)	(87)

Net cash used in operating activities	(1,596)	(7,694)

Cash flow from financing activities

Net proceeds from sale of common stock	—	7,204
Net proceeds from exercise of pre-funded warrants	1	—
Proceeds from promissory notes	422	—

Net cash provided by financing activities	423	7,204

Net increase (decrease) in cash	(1,173)	(490)

Cash, beginning of period	1,173	1,052

Cash, end of period	$—	$562

Supplemental disclosure of non-cash activities

Right of use asset recognized in exchange for lease obligation	$57	$—

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited and not reviewed)

				Additional
	Common Stock		Common Stock	Paid in	Accumulated
Description	Shares	Amount	To Be Issued	Capital	Deficit	Total

Balance at June 30, 2024	2,283	$2	$—	$113,922	$(112,633)	$1,291

Issuance of common stock and warrants, net of fees and warrant liability	1,427	2	—	(18)	—	(16)
Stock-based compensation	—	—	—	128	—	128
Net loss	—	—	—	—	(2,115)	(2,115)

Balance at September 30, 2024	3,710	$4	$—	$114,032	$(114,748)	$(712)

Balance at June 30, 2025	8,308	$8	$—	$117,784	$(124,950)	$(7,158)

Stock-based compensation	—	—	—	27	—	27
Conversion of convertible debt to common stock	934	1	1	101	—	103
Net loss	—	—	—	—	(976)	(976)

Balance at September 30, 2025	9,242	$9	$1	$117,912	$(125,926)	$(8,004)

				Additional
	Common Stock		Common Stock	Paid in	Accumulated
Description	Shares	Amount	To Be Issued	Capital	Deficit	Total

Balance at December 31, 2023	618	$1	$—	$108,047	$(107,607)	$441

Issuance of common stock and warrants, net of fees and warrant liability	3,092	3	—	5,546	—	5,549
Stock-based compensation	—	—	—	439	—	439
Net loss	—	—	—	—	(7,141)	(7,141)

Balance at September 30, 2024	3,710	$4	$—	$114,032	$(114,748)	$(712)

Balance at December 31, 2024	5,768	$6	$—	$117,649	$(117,501)	$154

Exercise of pre-funded warrants, net of fees	2,540	2	—	(1)	—	1
Stock-based compensation	—	—	—	163	—	163
Conversion of convertible debt	1.395	1	1	101	—	103
Net loss	—	—	—	—	(8,425)	(8,425)

Balance at September 30, 2025	9,703	$9	$1	$117,912	$(125,926)	$(8,004)

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

Explanatory Note:

This Quarterly Report on Form 10-Q for the period ended September 30, 2025 has not been reviewed by an independent registered public accounting firm in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, this report is considered deficient and may not fully comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

2.            Significant Accounting Policies

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of September 30, 2025 and 2024, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the nine months ended September 30, 2025 and 2024. The calculation of diluted earnings per share for 2025 did not include 60,254 shares and 13,950,014 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of September 30, 2025 as the effect would be antidilutive. The calculation of diluted earnings per share for 2024 did not include 43,393 shares and 5,848,679 shares issuable pursuant to the exercise of outstanding common stock options and warrants, respectively, as of September 30, 2024 as the effect would be antidilutive.

Liquidity

The Company’s available cash and cash equivalents of $0.0 million at September 30, 2025 will not be sufficient to fund liquidity and capital expenditure requirements for the next 12 months from the date of issuance of these consolidated financial statements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002, BP1003 and BP1001-A. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

3.            Prepaid Drug Product

Advance payments, including non-refundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $1.1 million as of December 31, 2024 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial. The Company recognized certain expenses and incurred additional installment costs during the first nine months of 2025, with advanced payments remaining to be expensed totaling $0.5 million as of September 30, 2025.

4.            Other Current Assets

As of September 30, 2025, other current assets included prepaid expenses of $0.1 million, comprised primarily of $0.1 million and other prepaid expenses. As of December 31, 2024, other current assets included prepaid expenses of $1.5 million, comprised primarily of prepayments of $1.2 million made for the Company’s clinical trials for BP1001-A in solid tumors and BP1002 in AML as well as prepaid insurance of $0.3 million.

5.            Accounts Payable

As of September 30, 2025, current liabilities included accounts payable of $4.9 million, comprised primarily of expenses related to clinical trial expenses of $3.3 million, legal and patent fees of $0.6 million, drug manufacturing development and testing services of $0.4 million, public company registration and filing fees of $0.2 million and professional and consulting fees of $0.2 million. As of December 31, 2024, current liabilities included accounts payable of $1.3 million, comprised primarily of expenses related to the Company’s clinical trials of $0.8 million, drug manufacturing development and testing services of $0.4 million and legal and patent fees of $0.1 million.

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

As of September 30, 2025, the March 2025 Promissory Notes were in default and became convertible under the default provisions. As a result, the Company incurred a default penalty of $.1 million. As such, The Company analyzed the conversion option for derivative accounting consideration under ASC 815, "Derivatives and Hedging," and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounted for conversion feature of the March 2025 Promissory Notes as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options. The conversion features of the March 2025 Promissory Notes were recorded at fair value using the Black-Scholes valuation model. At September 30, 2025, the Derivative liabilities related to the March 2025 Promissory Notes was $0.3 million.

7.            Accrued Expense

As of September 30, 2025, current liabilities included accrued expenses of $3.0 million, comprised primarily of accrued clinical trial expenses of $2.5 million, accrued salaries and benefits expense of $0.2 million and other accrued expenses of $0.3 million. As of December 31, 2024, current liabilities included accrued expenses of $1.9 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $1.5 million, accrued employee vacation of $0.1 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million.

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

Due to this provision and in accordance with Accounting Standard Codification (“ASC”) 815 Derivatives and Hedging, the Warrants were classified as a liability and recorded at fair value using the Black-Scholes valuation model. The estimated fair value of the warrant liability for the Warrants as of December 31, 2024, was $0.4 million. As of September 30, 2025, the fair value of the total warrant liability was $11,000. The net change in fair value of $0.4 million is shown as other income on the Company’s Condensed Consolidated Statements of Operations. The Company will continue to measure the fair value of the Warrants each quarter until they are exercised or expire, and any change will be adjusted accordingly on the Company’s financial statements.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table summarizes the Company’s Warrants measured at fair value within the hierarchy on a recurring basis as of September 30, 2025:

	Fair Value Measurements at
	September 30, 2025
	(In thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$11	$11
Derivative liability	—	—	343	343
	$—	$—	$354	$354

The following table summarizes the Company’s Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2024:

	Fair Value Measurements at
	December 31, 2024
	(In thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$434	$434

The following table summarizes changes to the fair value of the Level 3 Warrants for the nine months ended September 30, 2025:

Fair Value of
Warrant
Liability
(In thousands)
Balance at December 31, 2024	$434
Change in fair value	(423)
Balance at September 30, 2025	$11

The following table summarizes changes to the fair value of the Level 3 Derivative liabilities for the nine months ended September 30, 2025:

Fair Value of
Warrant
Liability
(In thousands)
Balance at December 31, 2024	$—
Change in fair value	343
Balance at September 30, 2025	$343

The Company utilized the Black-Scholes valuation model for estimating the fair value of the Warrants and Derivative liabilities using the following assumptions as of September 30, 2025:

As of September 30, 2025
Risk-free interest rate	3.92%
Expected volatility	152 – 180%
Expected term in years	1- 3.9
Dividend yield	—%

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

During the nine months ended September 30, 2025, the Company issued an aggregate of 2,540,000 shares of its common stock pursuant to the exercise of pre-funded warrants at a weighted average exercise price of approximately $0.001 per share. The Company did not issue any common stock pursuant to the exercise of warrants during the year ended December 31, 2024.

During the nine months ended September 30, 2025, convertible debt of $0.1 million was converted into 1,395,000 shares of common stock, of which 461,000 shares have yet to be issued.

Stockholders’ (Deficit) Equity totaled ($7.9) million as of September 30, 2025 compared to $0.2 million as of December 31, 2024. There were 9,242,151 shares of common stock issued and outstanding as of September 30, 2025. There were no shares of preferred stock issued and outstanding as of September 30, 2025.

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

Stock-based compensation expense for the three months ended September 30, 2025 and 2024 was $27,000 and $0.1 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the three months ended June 30, 2025 and 2024 was $14,000 and $0.1 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended September 30, 2025 and 2024 was $14,000 and $40,000, respectively.

Stock-based compensation expense for the nine months ended September 30, 2025 and 2024 was $0.2 million and $0.3 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the nine months ended September 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the nine months ended September 30, 2025 and 2024 was $0.1 million and $0.1 million, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted. There were no options granted in the nine months ended September 30, 2025 and 2024.

The following summary represents option activity under the Company’s stock-based compensation plans for the nine months ended September 30, 2025:

		Weighted-
		Average
		Exercise
	Options	Price
	(In thousands)
Outstanding at December 31, 2024	96	$71.40
Forfeited	(36)	5.99
Outstanding at September 30, 2025	60	$107.50
Vested and expected to vest September 30, 2025	60	$108.18
Exercisable at September 30, 2025	42	$150.44

As of September 30, 2025, outstanding stock options did not have any aggregate intrinsic value. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2025. This amount changes based on the fair value of the Company’s stock.

As of September 30, 2025, unamortized stock-based compensation expense for all outstanding options was $0.2 million, which is expected to be recognized over a weighted average vesting period of 1.4 years.

12.            Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $0.1 million as of September 30, 2025, comprised of $0.1 million for testing services. The Company expects to incur $0.1 million of these commitments over the next 12 months.

13.            Subsequent Events

On October 22, 2025, the Board of Directors (the “Board”) of the Company elected and appointed Vikram Grover as President, Chief Executive Officer, Chief Financial Officer, and member of the Board.

On October 22, 2025, the Board of the Company accepted the resignation of Douglas Morris as Interim Chief Executive Officer and Interim Chief Financial Officer.

On October 22, 2025, the Board of the Company accepted the resignation of Paul Aubert as Director.

On October 24, 2025, the Company engaged Steel Giants Advisors LLC (“SGA”) to advise it on restructuring its’ operations, raise capital, and updating financial statements and maintaining books and records for a period of one year. As part of the engagement, the Company agreed to pay SGA $10,000 cash per month and issue SGA two million common stock purchase warrants with a cashless exercise price of $0.0001 and a five-year expiration.

On November 13, 2025, the Board of the Company accepted the resignation of Douglas Morris as member of the Board of Directors which was provided electronically to us on November 4, 2025.

Subsequent to September 30, 2025, the Company defaulted on the April 2025 Promissory Note.

On January 2, 2026, we issued Steel Giants Advisors LLC two million common stock purchase warrants with a cashless exercise price of $0.0001 and a five-year expiration under a previously signed advisory agreement

On January 2, 2025, we created a new class of Series S Preferred stock with 51 authorized shares each having 1% of the fully diluted voting power of the corporation and convertible into one common share. On January 3, 2026, we issued 51 shares of Series S Preferred stock to Steel Giants Advisors LLC to facilitate restructuring of our financial obligations and manage our current and planned corporate actions including domestication of our corporation in Wyoming.

On January 8, 2026, the Company entered into a securities purchase agreement with the First Lender, an accredited investor, for the issuance and sale of a promissory note in the aggregate principal amount of $38,400 for a purchase price of $32,000 after deducting the original issue discount of $7,000. The Promissory Note bears a one-time interest charge of fifteen percent that was applied on the date of issuance, The Promissory Note shall be paid in five payments with the first payment of $22,080 due on June 30 2026 and subsequent payments of $7,360 due on July 30, 2026, August 30, 2026, and September 30, 2026.

On January 8, 2026, the Company entered into a securities purchase agreement with the Second Lender, an accredited investor, for the issuance and sale of a promissory note in the aggregate principal amount of $38,400 for a purchase price of $32,000 after deducting the original issue discount of $7,000. The Promissory Note bears a one-time interest charge of fifteen percent that was applied on the date of issuance, The Promissory Note shall be paid in five payments with the first payment of $22,080 due on June 30, 2026, and subsequent payments of $7,360 due on July 30, 2026, August 30, 2026, and September 30, 2026.

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

As of September 30, 2025, we had an accumulated deficit of $126.0 million. Our net loss was $1.0 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively. Our net loss was $8.4 million and $7.1 million for the nine months ended September 30, 2025 and 2024, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred. Advance payments, including non-refundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods are not delivered, or services will not be rendered, then the capitalized advance payment is charged to expense.

We expect research and development expenses associated with the completion of the associated clinical trials to be substantial and to increase over time. The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete development of our drug candidates or the period, if any, in which material net cash inflows from our drug candidates may commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the rate of progress, results and costs of completion of ongoing clinical trials of our drug candidates;

•	the size, scope, rate of progress, results and costs of completion of any potential future clinical trials and preclinical tests of our drug candidates that we may initiate;

•	competing technological and market developments;

•	the performance of third-party manufacturers and suppliers;

•	the ability of our drug candidates, if they receive regulatory approval, to achieve market success;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our drug candidates; and

•	the impact, risks and uncertainties related to global pandemics and actions taken by governmental authorities or others in connection therewith.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Revenue. We had no revenue for each of the three months ended September 30, 2025 and 2024.

Research and Development Expense. Our research and development expense for the three months ended September 30, 2025 was $0.3 million, a decrease of $1.0 million compared to the three months ended September 30, 2024. The decrease in research and development expense was primarily due to cash flow constraints and related pausing our clinical trials for BP1001 and BP1001-A. The following table sets forth our research and development expenses (in thousands):

General and Administrative Expense. Our general and administrative expense for the three months ended September 30, 2025 was $0.2 million, a decrease of $1.1 million compared to the three months ended September 30, 2024. The decrease in general and administrative expense was primarily due to decreased salaries and benefits expenses due to the curtailment of the Company’s activities, including the resignations and terminations of employment of corporate overhead.

Net Operating Loss. Our net loss from operations for the three months ended September 30, 2025 was $0.5 million, a decrease of $2.1 million compared to the three months ended September 30, 2024.

Other Income (Expense) The Company recognized losses of $0.3 million on the change in value of the warrant liability and derivative liabilities, compared to gains of $0.5 for the three months ended September 30, 2024. The Company incurred interest expense of $0.1 compared to income of $0.0 for the three months ended September 30, 2024.

Net Loss. Our net loss for the three months ended September 30, 2025 was $1.0 million, a decrease of $1.1 million compared to the three months ended September 30, 2024.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended September 30, 2025 was $0.11, compared to $1.70 for the three months ended September 30, 2024. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

Comparisons of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Revenue. We had no revenue for each of the nine months ended September 30, 2025 and 2024.

Research and Development Expense. Our research and development expense for the nine months ended September 30, 2025 was $6.3 million, an increase of $0.8 million compared to the nine months ended September 30, 2025. The increase in research and development expense was primarily due to expenses related to pausing our clinical trials for BP1001 and BP1001-A as well as increased manufacturing expenses related to drug product releases in 2025, prior to our cash flow restraints in the 3rd Quarter.

General and Administrative Expense. Our general and administrative expense for the nine months ended September 30, 2025 was $2.0 million, a decrease of $1.9 million compared to the nine months ended September 30, 2024. The decrease in general and administrative expense was primarily due to decreased salaries and benefits expense, professional and consulting fees and shareholder meeting expenses related to our special shareholder meeting held in the first quarter of 2024, as well as the curtailment of the Company’s activities, including the resignations and terminations of employment of corporate overhead in the 3rd Quarter.

Net Operating Loss. Our net loss from operations for the nine months ended September 30, 2025 was $8.3 million, a decrease of $1.1 million compared to the nine months ended September 30, 2024.

Other Income (Expense) The Company recognized losses of $0.0 million on the change in value of the warrant liability and derivative liabilities, compared to gains of $2.2 for the nine months ended September 30, 2024. The Company incurred interest expense of $0.1 compared to income of $0.0 for the nine months ended September 30, 2024.

Net Loss. Our net loss for the nine months ended June 30, 2025 was $8.4 million, a decrease of $1.3 million compared to the nine months ended September 30, 2024.

Net Loss per Share. Net loss per share, both basic and diluted, for the nine months ended September 30, 2025 was $1.06, compared to $4.05 for the nine months ended September 30, 2024. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $0.0 million as of September 30, 2025, a decrease of $1.2 million compared to December 31, 2024. We do not believe that our available cash at September 30, 2025 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above to meet its planned obligations and pay its liabilities.

Cash Flows

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2025 was $1.6 million. Excluding non-cash expenses of $0.4 million, net cash used in operating activities for the nine months ended September 30, 2025 consisted primarily of the net loss for the period of $8.4 million, an increase in accounts payable and accrued expenses of $4.6 million, a decrease in other current assets of $1.3 million and a decrease in prepaid drug product of $0.6 million.

Net cash used in operating activities for the nine months ended September 30, 2024 was $7.7 million. Excluding non-cash gains of $1.7 million, net cash used in operating activities for the nine months ended June 30, 2024 consisted primarily of the net loss for the period of $7.1 million and an increase in other current assets of $0.5 million. These are partially offset by an increase in accounts payable and accrued expenses of $1.6 million and a decrease in prepaid drug product of $0.1 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2025 was $0.4 million from the Warrant Exercises (as defined below), the March 2025 Promissory Notes and the April Promissory Note.

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

As of September 30, 2025, the March 2025 Promissory Notes were in default and became convertible under the default provisions.

Subsequent to September 30, 2025, the Company defaulted on the April 2025 Promissory Note

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any material off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

On June 24, 2025, we implemented an operational pause in order to conserve capital while we seek potential fundraising transactions. As a result of our inability to secure meaningful funding prior to such operational pause, we also announced the furlough of most of our employees, in order to reduce expenses. As such, the Company determined that its’ disclosure controls and procedures were no longer effective.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The operational pause, furlough of employees or other actions we take to conserve cash and fund our operations may not achieve our intended outcome

On June 24, 2025, we implemented an operational pause in order to conserve capital while we seek potential fundraising transactions. As a result of our inability to secure meaningful funding prior to such operational pause, we also announced the furlough of most of our employees, in order to reduce expenses. These or other actions we may take may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the operational pause. In addition, while most employees have been furloughed, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of furloughed employees. The operational pause could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the operational pause, or if we experience significant adverse consequences from the operational pause, our business, financial condition, and results of operations may be materially adversely affected.

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

Appointment of Interim Chief Executive Officer and Interim Chief Financial Officer

On August 14, 2025, the Board of Directors appointed Douglas P. Morris, as interim Chief Executive Officer and interim Chief Financial Officer, to serve as such until a permanent Chief Executive Officer and Chief Financial Officer have been identified and elected. At this time, Mr. Morris is the only officer of the Company. Mr. Morris is a co-founder of Bio-Path and has served as a director of Bio-Path since 2007 and previously served as an officer from 2007 to June 2014. Mr. Morris also currently serves as the Director of Investor Relations and the Secretary of Bio-Path. Mr. Morris serves as an officer and director of two publicly traded companies seeking business merger combinations: Spirits Time International, Inc. (OTC Markets: SRSG) and Bioethics, LTD. (OTC Markets: BOTH). Mr. Morris previously served as a co-founder, Managing Member, and Secretary of nCAP Holdings, LLC, a privately held technology-based company from September 2013 to January 2016. Between 1993 and 2010, Mr. Morris was an officer and director of Celtic Investment, Inc., a financial services company. Mr. Morris owned and operated Hyacinth Resources, LLC, a business consulting firm, from 1990 until September 2018, and is also a Managing Member of Sycamore Ventures, LLC, a privately held consulting firm. Mr. Morris has a B.A. from Brigham Young University, and attended the University of Southern California Master’s program in public administration.

On October 22, 2025, the Board of Directors (the “Board”) of the Company elected and appointed Vikram Grover as President, Chief Executive Officer, Chief Financial Officer, and member of the Board.

On October 22, 2025, the Board of the Company accepted the resignation of Douglas Morris as Interim Chief Executive Officer and Interim Chief Financial Officer. Mr. Morris continues to be a member of the Board.

On October 22, 2025, the Board of the Company accepted the resignation of Paul Aubert as Director.

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

Dated:	January 12, 2026	BIO-PATH HOLDINGS, INC.

		By:	/s/ Vikram Grover
Vikram Grover
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

