Form 10-Q
period 2026-03-31
BIO-PATH HOLDINGS, INC.
filed 2026-05-20
CIK 1133818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No☒

by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At May 20, 2026, the Company had 50,297,451 outstanding shares of common stock, par value $0.001 per share, with a total value of $1,664,846.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	As of March 31,	As of December 31,
	2026	2025

Assets

Current assets
Cash	$12	$—
Prepaid drug product	474	474
Other current assets	191	193
Total current assets	677	667

Right of use operating assets	—	11

Total Assets	$677	$678

Liabilities & Shareholders' (Deficit) Equity
Current liabilities
Accounts payable	$5,158	$4,910
Notes payable	511	452
Accrued expenses	3,020	3,004
Derivative liabilities	462	508
Lease liabilities	—	11
Total current liabilities	9,151	8,885

Warrant liability	12	14

Total Liabilities	9,163	8,899

Shareholders' (deficit) equity
Preferred stock, $.001 par value; 10,000 shares authorized; 51 and 0 shares issued and outstanding, respectively	1	—
Common stock, $.001 par value; 200,000 shares authorized; 9,242 and 5,768 shares issued and outstanding, respectively	10	9
Common stock to be issued	—	1
Additional paid in capital	117,948	117,944
Accumulated deficit	(126,445)	(126,175)
Total shareholders' (deficit) equity	(8,486)	(8,221)
Total Liabilities & Shareholders' (Deficit) Equity	$677	$678

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited and not reviewed)

	Three Months Ended
	March, 31,
	2026	2025

Operating expenses

Research and development	$38	$1,977
General and administrative	259	1,264

Total operating expenses	297	3,241

Net operating income (loss)	(297)	(3,241)

Other income (expense)
Change in fair value of derivatives	48	394
Gain on debt settlement	4	—
Interest expense	(25)	(5)

Total other income (expense)	27	389

Net loss	$(270)	$(2,852)

Net loss per share, basic and diluted	$(0.03)	$(0.40)

Basic and diluted weighted average number of common shares outstanding	9,342	7,062

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited and not reviewed)

	Three Months Ended
	March, 31,
	2026	2025
Cash flow from operating activities

Net loss	$(270)	$(2,852)

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	5	108
Amortization of debt issuance costs	9	5
Amortization of right of use assets	11	30
Loss (gain) on debt conversions	(4)	—
Depreciation	—	2
Change in fair value of warrant liability	(2)	(394)
Change in fair value of derivative liability	(46)	—
(Increase) decrease in operating assets
Prepaid drug product	—	600
Other current assets	2	—
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	268	1,217
Lease liabilities	(11)	(29)

Net cash used in operating activities	(38)	(1,313)

Cash flow from financing activities

Net proceeds from exercise of pre-funded warrants	—	1
Proceeds from promissory notes	50	261

Net cash provided by financing activities	50	262

Net increase (decrease) in cash	12	(1,051)

Cash, beginning of period	—	1,173

Cash, end of period	$12	$122

Supplemental disclosure of non-cash activities

Right of use asset recognized in exchange for lease obligation	$11	$88

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BIO-PATH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited and not reviewed)

	Series S Preferred		Common Stock
Description	Shares	Amount	Shares	Amount	Common Stock To Be Issued	Additional Paid in Capital	Accumulated Deficit	Total

Balance at December 31, 2024	—	$—	5,768	$6	$—	117,649	$(117,501)	$154

Exercise of pre-funded warrants, net of fees	—	—	2,540	2	—	(1)	—	1
Stock-based compensation	—	—	—	—	—	108	—	108
Net loss	—	—	—	—	—	—	(2,852)	(2,852)

Balance at March 31, 2025	—	$—	8,308	$8	$—	$117,756	$(120,353)	$(2,589)

Balance at December 31, 2025	—	$—	9,242	$9	$1	117,944	$(126,175)	$(8,221)

Issuance of stock to be issued	—	—	100	1	(1)	—	—	—
Issuance of Series S Preferred stock	1	1	—	—	—	(1)	—	—
Stock-based compensation	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(270)	(270)

Balance at March 31, 2026	1	$1	9,342	$10	$—	$117,948	$(126,445)	$(8,486)

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

The accompanying unaudited condensed interim financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The unaudited quarterly financial statements should be read in conjunction with the unaudited financial statements and notes thereto included in the Annual Report on Form 1-K of the Company as of and for the fiscal year ended December 31, 2025. The results of operations for the period ended March 31, 2026 are not necessarily indicative of the results for a full-year period.

Explanatory Note:

This Quarterly Report on Form 10-Q for the period ended March 31, 2026 has not been reviewed by an independent registered public accounting firm in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, this report is considered deficient and may not fully comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

2.            Significant Accounting Policies

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Although there were warrants and stock options outstanding as of September 30, 2025 and 2024, no potential common shares are included in the computation of any diluted per share amount, as they would be antidilutive. Consequently, diluted net loss per share as presented in the condensed consolidated financial statements is equal to basic net loss per share for the three months ended March 31, 2026 and 2025. The calculation of diluted earnings per share for the three months ended March 31, 2026 and 2025 did not include shares issuable pursuant to the exercise of outstanding common stock options and warrants as the effect would be antidilutive.

Liquidity

The Company’s available cash and cash equivalents of $0.1 million at March 31, 2026 will not be sufficient to fund liquidity and capital expenditure requirements for the next 12 months from the date of issuance of these consolidated financial statements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern. The Company expects to continue to incur significant operating expenses for the foreseeable future in connection with its ongoing activities, including conducting clinical trials, manufacturing development and seeking regulatory approval of its drug candidates, prexigebersen, BP1002, BP1003 and BP1001-A. Accordingly, the Company will continue to require substantial additional capital to fund its projected operating requirements. Such additional capital may not be available when needed or on terms favorable to the Company. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations, even if it believes it has sufficient funds for its current and future operating plan. There can be no assurance that the Company will be able to continue to raise additional capital through the sale of securities in the future. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

3.            Prepaid Drug Product

Advance payments, including non-refundable amounts, for goods or services that will be used or rendered for future clinical development activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. The Company recognized certain expenses and incurred installment costs for its contract drug manufacturing and raw material suppliers with prepayments totaling $1.1 million as of December 31, 2024 pursuant to drug supply contracts for the manufacture and delivery of prexigebersen for testing in a Phase 2 clinical trial. The Company recognized certain expenses and incurred additional installment costs during 2025, with advanced payments remaining to be expensed totaling $0.5 million as of March 31, 2026.

4.            Other Current Assets

As of March 31, 2026 and December 31, 2025, other current assets included prepaid expenses of $0.1 million, comprised primarily of $0.1 million and other prepaid expenses.

5.            Accounts Payable

As of March 31, 2026, current liabilities included accounts payable of $5.2 million, comprised primarily of expenses related to clinical trial expenses of $3.3 million, legal and patent fees of $0.6 million, drug manufacturing development and testing services of $0.4 million, public company registration and filing fees of $0.2 million and professional and consulting fees of $0.2 million. As of December 31, 2025, current liabilities included accounts payable of $4.9 million, comprised primarily of expenses related to the Company’s clinical trials of $3.3 million, drug manufacturing development and testing services of $0.4 million and legal and patent fees of $0.6 million.

6.            Notes Payable

As of March 31, 2026, current liabilities included notes payable of $0.5 million related to the March 2025 Promissory Notes, the April 2025 Promissory Notes and the January 2026 Promissory Notes (each as defined below). As of December 31, 2025, current liabilities included notes payable of $0.4 million related to the March 2025 Promissory Notes and the April 2025 Promissory Note (each as defined below).

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

On December 29. 2025, the Company entered into a securities purchase agreement with Vanquish Funding Group, Inc. (the “Third Lender” and together with the First Lender and Second Lender, the “Lenders”),, an accredited investor, for the issuance and sale of a promissory note in the aggregate principal amount of $38,500, which was funded on January 8, 2026 for a purchase price of $32,000 after deducting the original issue discount of $6,400. The Third Promissory Note bears a one-time interest charge of fifteen percent that was applied on the date of issuance, January 8, 2026. The Third Promissory Note shall be paid in four payments with the first payment of $22,080 due on June 30, 2026 and subsequent payments of $7,360 due on July 30, 2026, August 30, 2026, and September 30, 2026.

On January 2, 2026, the Company entered into a securities purchase agreement with the Second Lender. (together with the First Lender, Second Lender and Third Lender, the “Lenders”),, an accredited investor, for the issuance and sale of a promissory note in the aggregate principal amount of $38,500 (together with the December 29, 2025 promissory note, the “January 2026 Promissory Notes, and together with the March 2025 Promissory Notes and the April 2025 Promissory Notes, the “Promissory Notes”)), which was funded on January 8, 2026 for a purchase price of $32,000 after deducting the original issue discount of $6,400. The Promissory Note bears a one-time interest charge of fifteen percent that was applied on the date of issuance, January 8, 2026. The Promissory Note shall be paid in four payments with the first payment of $22,080 due on July 2, 2026 and subsequent payments of $7,360 due on August 2, 2026, September 2, 2026, and October 2, 2026.

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

As of March 31, 2026, the March 2025 and April 2025 Promissory Notes were in default and became convertible under the default provisions. As a result, the Company incurred a default penalty of $.1 million. As such, The Company analyzed the conversion option for derivative accounting consideration under ASC 815, "Derivatives and Hedging," and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounted for conversion feature of the March 2025 and April 2025 Promissory Notes as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options. The conversion features of the March 2025 and April 2025 Promissory Notes were recorded at fair value using the Black-Scholes valuation model. At March 31, 2026, the Derivative liabilities related to the March 2025 and April 2025 Promissory Notes was $0.5 million.

7.            Accrued Expense

As of March 31, 2026, current liabilities included accrued expenses of $3.0 million, comprised primarily of accrued clinical trial expenses of $2.5 million, accrued salaries and benefits expense of $0.2 million and other accrued expenses of $0.3 million. As of December 31, 2024, current liabilities included accrued expenses of $1.9 million, comprised primarily of expenses related to the Company’s clinical trial for prexigebersen in AML of $1.5 million, accrued employee vacation of $0.1 million, professional and consulting fees of $0.1 million, legal and patent fees of $0.1 million and other accrued expenses of $0.1 million.

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

Due to this provision and in accordance with Accounting Standard Codification (“ASC”) 815 Derivatives and Hedging, the Warrants were classified as a liability and recorded at fair value using the Black-Scholes valuation model. The estimated fair value of the warrant liability for the Warrants as of December 31, 2025, was $14,000. As of March 31, 2026, the fair value of the total warrant liability was $12,000. The net change in fair value of $2,000 is shown as other income on the Company’s Condensed Consolidated Statements of Operations. The Company will continue to measure the fair value of the Warrants each quarter until they are exercised or expire, and any change will be adjusted accordingly on the Company’s financial statements.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table summarizes the Company’s Warrants measured at fair value within the hierarchy on a recurring basis as of March 31, 2026:

	Fair Value Measurements at
	March 31, 2026
	(In thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$12	$12
Derivative liability	—	—	462	462
	$—	$—	$474	$474

The following table summarizes the Company’s Warrants measured at fair value within the hierarchy on a recurring basis as of December 31, 2025:

	Fair Value Measurements at
	December 31, 2025
	(In thousands)
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$14	$14
Derivative liability	—	—	508	508
	$—	$—	$522	$522

The following table summarizes changes to the fair value of the Level 3 Warrants for the three months ended March 31, 2026:

Fair Value of
Warrant
Liability
(In thousands)
Balance at December 31, 2025	$14
Change in fair value	(2)
Balance at March 31, 2026	$12

The following table summarizes changes to the fair value of the Level 3 Derivative liabilities for the three months ended March 31, 2026:

Fair Value of
Warrant
Liability
(In thousands)
Balance at December 31, 2025	$508
Change in fair value	(46)
Balance at March 31, 2026	$462

The Company utilized the Black-Scholes valuation model for estimating the fair value of the Warrants and Derivative liabilities using the following assumptions as of September 30, 2025:

As of March 31, 2026
Risk-free interest rate	3.92%
Expected volatility	138%
Expected term in years	1- 3.9
Dividend yield	—%

f

10.            Stockholders’ Equity

Issuances of Preferred Stock

On January 2, 2026, the Company created a new class of Series S Preferred stock with 51 authorized shares each having 1% of the fully diluted voting power of the company and convertible into one common share. On January 3, 2026, the Company issued 51 shares of Series S Preferred stock to Steel Giants Advisors LLC to facilitate restructuring of its’ financial obligations and manage its’ current and planned corporate actions.

Issuances of Common Stock –

On January 24, 2026 the Company engaged Farrington Capital Group, Inc. to enhance its online and technological platforms, make introductions to strategic advisors, and review operations. As compensation, Farrington Capital Group received $1,000 in cash and 100,000 restricted common shares.

On February 10, 2026, the Company created a Scientific Advisory Board to guide the Company through its planned restarts of clinical trials for treatments and cures for AML, solid cancer tumors, and other rare diseases. To support this effort, the Company approved the issuance of up to 1.5 million stock options to be issued at or above market prices over the next three years. The made bonafide offers to four professionals with significant experience in the medical research, academia and business fields. These candidates need their respective employers’ approval to join our Advisory Board. At this time, three individuals: 1) Wendy Charles , PhD, a digital health scientist and Global Speaker University of Colorado Anschutz Medical Campus, 2) Michael Hickey, V.P. of Clinical Operations to Processa Pharmaceuticals and the former V.P. of Clinical Operations, and 3) Rick Silva, PhD, a biomedical research professional with expertise in large research collaborations, consortia, R&D alliances, IP asset portfolio management, medical product development partnerships, venture development, and seed funding, have accepted and been appointed to the Scientific Advisory Board. They were each issued one hundred thousand common stock purchase warrants with a three-year term, $0.03 exercise price, and cashless exercise feature. Other candidates’ offers are pending reviews by their advisors and respective employers.

During the quarter ended March 31, 2025, the Company issued an aggregate of 2,540,000 shares of its common stock pursuant to the exercise of pre-funded warrants at a weighted average exercise price of approximately $0.001 per share. The Company did not issue any common stock pursuant to the exercise of warrants during the year ended December 31, 2024.

Stockholders’ (Deficit) Equity totaled ($8.5) million as of March 31, 2026 compared to $(8.2) million as of December 31, 2025. There were 9,342,342 shares of common stock issued and outstanding as of March 31, 2026 and 51 shares of Series S preferred stock issued and outstanding as of March 31, 2026.

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

Stock-based compensation expense for the three months ended September 30, 2025 and 2024 was $27,000 and $0.1 million, respectively. Of these amounts, stock-based compensation expense for personnel involved in the Company’s general and administrative activities for each of the three months ended June 30, 2025 and 2024 was $14,000 and $0.1 million, respectively. Stock-based compensation expense for personnel involved in the Company’s research and development activities for the three months ended March 31, 2026 and 2025 was $0 and $32,000, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted. There were no options granted in the three months ended March 31, 2026 and 2025.

The following summary represents option activity under the Company’s stock-based compensation plans for the three months ended March 31, 2026:

		Weighted-
		Average
		Exercise
	Options	Price
	(In thousands)
Outstanding at December 31, 2025	60	$107.50
Forfeited	—	—
Outstanding at March 31, 2026	60	$107.50
Vested and expected to vest March 31, 2026	60	$108.18
Exercisable at March 31, 2026	42	$150.44

As of March 31, 2026, outstanding stock options did not have any aggregate intrinsic value. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2025. This amount changes based on the fair value of the Company’s stock.

12.            Commitments and Contingencies

Drug Supplier Project Plan – Total commitments for the Company’s drug supplier project plan were $0.1 million as of March 31, 2026, comprised of $0.1 million for testing services. The Company expects to incur $0.1 million of these commitments over the next 12 months.

13.            Subsequent Events

On April 30, 2026, we sold 466,100 shares to a third-party investor raising proceeds of $13,983 under our active Tier 1 Regulation A offering.

On May 8, 2026, we retained GT Securities, a registered broker-dealer and member FINRA/SIPC, to provide financial advisory services in connection with the evaluation of potential financing alternatives, strategic partnerships, licensing opportunities, and other corporate transactions. GT Securities may also assist the Company in identifying and introducing qualified strategic and institutional counterparties, subject to applicable securities laws and regulations.

On May 13, 2026, we sold 489,200 shares to a third-party investor raising proceeds of $14,676 under our active Tier 1 Regulation A offering.

On May 15, 2026, we issued Steel Giants Advisors LLC 40,000,000 common shares for accrued compensation under a consulting agreement and for wages due to our CEO, Vikram Grover.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this Item of this Quarterly Report on Form 10-Q, it is important that you also read the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 1-K as of the fiscal year ended December 31, 2025. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the matters discussed in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 1-K as of the fiscal year ended December 31, 2025, the matters discussed in “Item 1A. Risk Factors” to Part II of this Quarterly Report on Form 10-Q and other risks and uncertainties discussed in filings made with the SEC. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional discussion regarding risks associated with forward-looking statements.

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

As of March 31, 2026, we had an accumulated deficit of $126.0 million. Our net loss was $1.0 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. We expect to continue to incur significant operating losses, and we anticipate that our losses may increase substantially as we expand our drug development programs and commercialization efforts. To achieve profitability, we must enter into license or development agreements with third parties or successfully develop and obtain regulatory approval for one or more of our drug candidates and effectively commercialize any drug candidates we develop. In addition, if we obtain regulatory approval of one or more of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or sustain profitability. We expect to finance our foreseeable cash requirements through cash on hand, cash from operations, debt financings and public or private equity offerings. We may seek to access the public or private equity markets whenever conditions are favorable; however, there can be no assurance that we will be able to raise additional capital when needed or on terms that are favorable to us, if at all. Additionally, we may seek collaborations and license arrangements for our drug candidates. We currently have no lines of credit or other arranged access to debt financing.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Revenue. We had no revenue for each of the three months ended March 31, 2026 and 2025.

Research and Development Expense. Our research and development expense for the three months ended March 31, 2026 was $0.1 million, a decrease of $1.9 million compared to the three months ended March 31, 2025. The decrease in research and development expense was primarily due to cash flow constraints and related pausing our clinical trials for BP1001 and BP1001-A. Our clinical trials are currently on hold.

General and Administrative Expense. Our general and administrative expense for the three months ended March 31, 2026 was $0.3 million, a decrease of $1 million compared to the three months ended March 31, 2025. The decrease in general and administrative expense was primarily due to decreased salaries and benefits expenses due to the curtailment of the Company’s activities, including the resignations and terminations of employment of corporate overhead.

Net Operating Loss. Our net loss from operations for the three months ended March 31, 2026 was $0.3 million, a decrease of $2.9 million compared to the three months ended March 31, 2025.

Other Income (Expense) The Company recognized income of $0.1 million on the change in value of the warrant liability and derivative liabilities, compared to gains of $0.4 for the three months ended March 31, 2025.

Net Loss. Our net loss for the three months ended March 31, 2026 was $0.3 million, a decrease of $2.6 million compared to the three months ended March 31, 2025.

Net Loss per Share. Net loss per share, both basic and diluted, for the three months ended March 31, 2026 was $(0.03), compared to $(0.40) for the three months ended March 31, 2025. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable periods and excludes stock options and warrants because they are antidilutive.

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

We had a cash balance of $0.1 million as of March 31, 2026, an increase of $0.1 million compared to December 31, 2025. We do not believe that our available cash at March 31, 2026 will be sufficient to meet obligations and fund our liquidity and capital expenditure requirements for the next 12 months from the date of this Quarterly Report on Form 10-Q. The Company’s ability to continue as a going concern is dependent upon obtaining funding through one or more sources as described above to meet its planned obligations and pay its liabilities.

Cash Flows

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2026 was $0.1 million. Excluding non-cash expenses of $0.1 million, net cash used in operating activities for the nine months ended September 30, 2025 consisted primarily of the net loss for the period of $0.3 million, an increase in accounts payable and accrued expenses of $0.3 million, and a decrease in other current assets of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2025 was $1.3 million. Excluding non-cash change in fair value of the warrant liability of $0.4 million and stock-based compensation expense of $0.1 million,. net cash used in operating activities for the three months ended March 31, 2025 consisted primarily of the net loss for the period of $2.9 million, an increase in accounts payable and accrued expenses of $1.2 million and a decrease in prepaid drug product of $0.6 million. Net cash used in operating activities for the three months ended March 31, 2024 was $1.0 million. Excluding non-cash change in fair value of the warrant liability of $0.5 million and stock-based compensation expense of $0.2 million, net cash used in operating activities for the three months ended March 31, 2024 consisted primarily of the net loss for the period of $3.2 million and a decrease of $0.5 million in other current assets. These are partially offset by an increase of $1.9 million in operating liabilities.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2026 was $0.1 million from proceeds of Promissory Notes.

Net cash provided by financing activities for the three months ended March 31, 2025 was $0.3 million from the Warrant Exercises and the March 2025 Promissory Notes (each as defined below). Net cash provided by financing activities for the three months ended March 31, 2024 was $0.2 million from the March 2024 Registered Direct Offering .

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

As of March 31, 2026, the March 2025 Promissory Notes and April 2025 Promissory Note were in default and became convertible under the default provisions.

Subsequent to September 30, 2025, the Company defaulted on the April 2025 Promissory Note

January 2026 Promissory Notes

On December 29. 2025, the Company entered into a securities purchase agreement with Vanquish Funding Group, Inc. (the “Third Lender” and together with the First Lender and Second Lender, the “Lenders”),, an accredited investor, for the issuance and sale of a promissory note in the aggregate principal amount of $38,500, which was funded on January 8, 2026 for a purchase price of $32,000 after deducting the original issue discount of $6,400. The Third Promissory Note bears a one-time interest charge of fifteen percent that was applied on the date of issuance, January 8, 2026. The Third Promissory Note shall be paid in four payments with the first payment of $22,080 due on June 30, 2026 and subsequent payments of $7,360 due on July 30, 2026, August 30, 2026, and September 30, 2026.

On January 2, 2026, the Company entered into a securities purchase agreement with the Second Lender. (together with the First Lender, Second Lender and Third Lender, the “Lenders”),, an accredited investor, for the issuance and sale of a promissory note in the aggregate principal amount of $38,500 (together with the December 29, 2025 promissory note, the “January 2026 Promissory Notes, and together with the March 2025 Promissory Notes and the April 2025 Promissory Notes, the “Promissory Notes”)), which was funded on January 8, 2026 for a purchase price of $32,000 after deducting the original issue discount of $6,400. The Promissory Note bears a one-time interest charge of fifteen percent that was applied on the date of issuance, January 8, 2026. The Promissory Note shall be paid in four payments with the first payment of $22,080 due on July 2, 2026 and subsequent payments of $7,360 due on August 2, 2026, September 2, 2026, and October 2, 2026.

Upon the occurrence and during any continuation of any Event of Default (as defined in the Promissory Notes), the Promissory Notes shall become immediately due and payable and, with respect to each Promissory note, the Company shall pay to the Lenders, in full satisfaction of such Promissory Note, an amount equal to 150% times the sum of (i) the then outstanding principal amount of such applicable Promissory Notes plus (ii) accrued and unpaid interest on the unpaid principal amount of such applicable Promissory Notes to the date of payment plus (iii) default interest, if any, at a rate of 22% per annum on the amounts referred to in clauses (i) and/or (ii) plus (iv) any amounts owed to the Lenders, as applicable, pursuant to the Conversion Right (as defined below). In addition, only upon an Event of Default and during any continuation thereof, the Lenders may elect to convert all or any part of the outstanding principal and interest on the Promissory Notes, as applicable, in fully paid and non-assessable shares of the Company’s common stock at a conversion price per share equal to 65% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to the date of conversion (the “Conversion Right”). The Lenders, together with their affiliates, may not convert any portion of such Promissory Notes to the extent that the Lenders would own more than 4.99% of the Company’s outstanding common stock immediately after the conversion

Future Capital Requirements

We expect to continue to incur significant operating expenses in connection with our ongoing activities, including conducting clinical trials, manufacturing and seeking regulatory approval of our drug candidates, prexigebersen, BP1002, BP1003 and BP1001-A. Accordingly, we will continue to require substantial additional capital to fund our projected operating requirements. Such additional capital may not be available when needed or on terms favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plan. There can be no assurance that we will be able to continue to raise additional capital through the sale of our securities in the future. Our future capital requirements may change and will depend on numerous factors, which are discussed in detail in “Item 1A. Risk Factors” to Part I of our Annual Report on Form 1-K as of the fiscal year ended December 31, 2025. For more information, see Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements. There have been no significant changes to our critical accounting policies from those disclosed in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 1-K as of the year ended December 31, 2025.

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

On October 22, 2025, the Board of the Company accepted the resignation of Paul Aubert as Director.

On November 13, 2025, the Company accepted the resignation of Doug Morris from the Board of Directors

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated September 27, 2007, by and among the Company, Biopath Acquisition Corp., a Utah corporation and wholly owned subsidiary of the registrant, and Bio-Path, Inc., a Utah corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015).
3.2	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2018).
3.3	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 16, 2019).
3.4	Certificate of Amendment to the Certificate of Incorporation of Bio-Path Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 23, 2024).
3.5	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017).
3.6	Amendment No. 1 to the First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).
4.1	Promissory Note, dated as of April 28, 2025, issued by the Company in favor of the Second Lender (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2025).
10.1	Securities Purchase Agreement, dated as of April 28, 2025, by and between the Company and the Second Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2025).
10.2	Second Amendment to Lease Agreement, dated April 10, 2025, by and between the Company and HJF Properties, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2025).
10.3	Bio-Path Holdings, Inc. Domestication to Wyoming 02/05-2026 (Incorporated by reference to Form 8-K filed March 20, 2026)
10.4	Amendment to Bio-Path Holdings, Inc. Articles of Incorporation: Creation of Series S Preferred Stock 01-02-2026 (Incorporated by reference to Form 8-K filed March 20, 2026)
10.5	Vanquish Funding Group Inc. Promissory Note: 12/29/2025 (Incorporated by reference to Form 1-A filed 03/25/2026)
10.6	Quick Capital LLC Promissory Note: 01/02/2026 (Incorporated by reference to Form 1-A filed 03/25/ 2026)
10.7	Bio-Path Holdings, Inc. Steel Giants Advisors LLC Consulting Agreement: 10/24/2025 (Incorporated by reference to Form 1-A filed 03/25/2026)
10.8	Steel Giants Advisors LLC Warrant: 01/02/2026 (Incorporated by reference to Form 1-A filed 03/25/2026)
10.9	Series S Preferred stock certificate of determination (Incorporated by reference to Form 1-K filed 05/01/2026)
31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Cash Flows (Unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity (Unaudited); and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 20, 2026	BIO-PATH HOLDINGS, INC.

		By:	/s/ Vikram Grover
Vikram Grover
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

